Form 10-Q
period 2002-06-30
CINGULAR WIRELESS LLC
filed 2002-08-28
CIK 1130452

FORM 10-Q

United States

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                     to

Commission File Number 333-81342

CINGULAR WIRELESS LLC

Formed under the laws of the State of Delaware

I.R.S. Employer Identification Number 74-2955068

5565 Glenridge Connector, Atlanta, Georgia 30342

Telephone Number: (404) 236-7895

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      No X

This is the first Form 10-Q filed by Cingular Wireless LLC and is being filed pursuant to the delayed reporting allowed by Rule 15d-13.

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
Dollars in millions

	Three months ended		Six months ended
	June 30,		June 30,
	2001	2002	2001	2002

Operating revenues
Service revenues	$3,280	$3,492	$6,292	$6,808
Equipment sales	256	256	518	483

Total operating revenues	3,536	3,748	6,810	7,291

Operating expenses
Cost of services (excluding depreciation, included below, of $321 and $338, and $630 and $669, respectively)	688	788	1,292	1,511
Cost of equipment sales	420	408	857	812
Selling, general and administrative	1,195	1,375	2,466	2,674
Depreciation and amortization	475	455	926	905

Total operating expenses	2,778	3,026	5,541	5,902

Operating income	758	722	1,269	1,389

Other income (expenses)
Interest expense	(201)	(221)	(399)	(446)
Minority interest in net income of consolidated partnerships	(39)	(34)	(74)	(65)
Equity in net loss of affiliates, net	(9)	(67)	(15)	(125)
Other, net	15	(1)	104	18

Total other income (expenses)	(234)	(323)	(384)	(618)

Income before provision for income taxes	524	399	885	771
Provision for income taxes	2	4	4	6

Income before cumulative effect of accounting change	522	395	881	765
Cumulative effect of accounting change, net of tax	–	–	–	32

Net income	$522	$395	$881	$733

See accompanying notes.

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS
Dollars in millions

		(Unaudited)
	December 31,	June 30,
	2001	2002

Assets
Current assets
Cash and cash equivalents	$567	$486
Accounts receivable – net of allowance for doubtful accounts of $131 and $125	1,644	1,758
Inventories	189	155
Prepaid expenses and other current assets	157	194

Total current assets	2,557	2,593

Property, plant and equipment, net	8,864	9,015
FCC licenses, net	7,403	7,426
Goodwill, net	859	843
Other intangible assets, net	493	386
Investments in and advances to equity affiliates	2,023	2,014
Other assets	331	421

Total assets	$22,530	$22,698

Liabilities and Members’ Capital
Current liabilities
Debt maturing within one year	$65	$42
Accounts payable	1,137	696
Due to affiliates, net	54	24
Advanced billing and customer deposits	415	427
Accrued liabilities	1,553	1,332

Total current liabilities	3,224	2,521

Long-term debt
Due to affiliates	9,678	9,678
Other long-term debt, net of discount	2,788	2,775

Total long-term debt	12,466	12,453

Other noncurrent liabilities	505	593

Total liabilities	16,195	15,567

Minority interests in consolidated partnerships	485	540
Members’ capital
Members’ capital	6,030	6,768
Receivable for properties to be contributed	(178)	(178)
Accumulated other comprehensive income (loss)	(2)	1

Total members’ capital	5,850	6,591

Total liabilities and members’ capital	$22,530	$22,698

See accompanying notes.

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Dollars in millions

	Six months ended
	June 30,
	2001	2002

Operating Activities
Net income	$881	$733
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	926	905
Provision for doubtful accounts	131	127
Gain on disposition of businesses	(80)	(7)
Minority interest in net income of consolidated partnerships	74	65
Equity in net loss of affiliates, net	15	125
Cumulative effect of accounting change, net of tax	–	32
Changes in operating assets and liabilities
Trade receivables	(286)	(245)
Other current assets	64	(26)
Accounts payable and other current liabilities	(532)	(669)
Other, net	(75)	(15)

Net cash provided by operating activities	1,118	1,025

Investing activities
Construction and capital expenditures	(981)	(1,014)
Investments in and advances to equity affiliates, net	(232)	4
Dispositions of businesses	44	6
Acquisitions of businesses	(146)	–

Net cash used in investing activities	(1,315)	(1,004)

Financing activities
Net repayment of amounts due to affiliates	(1,447)	–
Net borrowing (repayment) of commercial paper	661	(27)
Net repayment of long-term debt	(18)	(40)
Distributions to members	(262)	–
Net distributions to minority interests	(62)	(35)
Contributions from members	1,278	–

Net cash provided by (used in) financing activities	150	(102)

Net decrease in cash and cash equivalents	(47)	(81)
Cash and cash equivalents at beginning of period	126	567

Cash and cash equivalents at end of period	$79	$486

See accompanying notes.

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS’ CAPITAL (Unaudited)
Dollars in millions

Balance at December 31, 2001	$5,850
Net income	733
Contributions from members	5
Other comprehensive income	3

Balance at June 30, 2002	$6,591

	Three months ended		Six months ended
	June 30,		June 30,
Comprehensive Income	2001	2002	2001	2002

Net income	$522	$395	$881	$733
Other comprehensive income (loss):
Foreign currency translation adjustment	–	(2)	–	2
Net unrealized gain on securities	–	–	–	1

Other comprehensive income (loss)	–	(2)	–	3

Total comprehensive income	$522	$393	$881	$736

See accompanying notes.

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Dollars in Millions

1.	BACKGROUND Cingular Wireless LLC, which is referred to as “we,” “Cingular” or “the Company,” is a Delaware limited liability company formed in April 2000 whose members are certain SBC Communications Inc. (SBC) and BellSouth Corporation (BellSouth) subsidiaries and Cingular Wireless Corporation (CWC). All of the Company’s operations, which consist of wireless voice and data communications businesses in 37 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands, are conducted through subsidiaries or ventures, and nearly all assets are held by them. In October 2000, SBC and BellSouth contributed to the Company substantially all of their U.S. wireless voice and data businesses. SBC received an approximate 60% and BellSouth received an approximate 40% economic interest in the Company for their contributions. CWC is a Delaware corporation formed in April 2000 that acts as the Company’s manager and controls its management and operations. SBC and BellSouth have equal representation on the board of directors of CWC. Substantially all significant decisions regarding the management of the Company are required to be approved by a strategic review committee of the board of directors of CWC and the board of directors. CWC has no material assets of its own other than a nominal limited liability company membership interest in the Company. SBC and BellSouth each own one share of super-voting Class B common stock of CWC through which they jointly have the right to control its board of directors.

2.	BASIS OF PRESENTATION The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) that permit reduced disclosure for interim periods. We believe that these financial statements include all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results for the interim periods shown. The results for the interim periods are not necessarily indicative of results for the full year. These interim financial statements should be read in conjunction with the December 31, 2001 and March 31, 2002 consolidated financial statements and accompanying notes included in our Form S-4 Registration Statement No. 333-81342.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Estimates are used when accounting for certain items such as the allowance for doubtful accounts, depreciation and amortization, valuation of inventory, pensions and other benefits, investments and asset impairment.

Certain wireless businesses consolidated in the Company’s financial statements for the three months ended June 30, 2002 were not yet contributed to the Company during the comparable periods in 2001 and thus were not consolidated in the Company’s financial statements for the three and six months ended June 30, 2001. Contribution of these businesses would have increased the Company’s wireless service revenue by $59 and $107 for the three and six months ended June 30, 2001. The Company did receive a management fee for managing the operations of these businesses prior to the date of contribution.

3.	PRINCIPLES OF CONSOLIDATION The consolidated financial statements include the accounts of the Company and entities in which the Company exercises control. Other parties’ interests in consolidated entities are reported as minority interests. The equity method is used to account for investments for which the Company exercises significant influence but does not control. All significant intercompany transactions are eliminated in the consolidation process.

4.	GOODWILL AND OTHER INTANGIBLE ASSETS In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS No. 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Dollars in Millions

over their estimated useful lives. Additionally, SFAS No. 142 requires that goodwill included in the carrying value of equity method investments no longer be amortized.

In conjunction with the adoption of SFAS No. 142, the Company reassessed the useful lives of previously recognized intangible assets. A significant portion of its intangible assets are FCC licenses that provide the Company with the exclusive right to utilize certain radio frequency spectrum to provide cellular communication services. While FCC licenses are issued for only a fixed time, generally ten years, such licenses are subject to renewal by the FCC. Renewals of FCC licenses have occurred routinely and at nominal cost. Moreover, the Company has determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of its FCC licenses. As a result, the FCC licenses will be treated as an indefinite-lived intangible asset under the provisions of SFAS No. 142 and will not be amortized but rather will be tested for impairment. The Company will reevaluate the useful life determination for wireless licenses each reporting period to determine whether events and circumstances continue to support an indefinite useful life.

The Company began applying the provisions of SFAS No. 142 in the first quarter of 2002, which includes testing goodwill for impairment using a two-step process. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. In the first quarter of 2002, the Company completed the first of the goodwill impairment transition tests as of January 1, 2002 for its reporting units. For goodwill related to the Company’s cellular/ PCS business, the first step indicated no impairment in value. For goodwill related to the Mobitex data business, the first step indicated an impairment in value. To measure any impairment, in the second quarter the Company completed the second step of the goodwill impairment transition test using a discounted cash flow approach. Based on the results of this test, the Company has recognized an impairment of the goodwill related to its Mobitex data business, with a carrying value of $32, and has reflected the impairment as the cumulative effect of a change in accounting principle in the first quarter of 2002. The Company believes that the decline in the fair value of its Mobitex business is due to the development of new wireless data technologies.

The Company has completed the impairment test of its indefinite lived intangible assets as of March 31, 2002, and no impairment exists. This impairment test was performed on an aggregate basis, consistent with its management of the business on a national scope, and utilized a fair value approach, using primarily discounted cash flows, to complete the test. This approach determines the fair value of the FCC licenses and accordingly incorporates cash flow assumptions regarding the investment in a network, the development of distribution channels, and other inputs for making the business operational. As these inputs are included in determining free cash flows of the business, the present value of the free cash flows is attributable to the licenses.

Prospectively, the Company is required to test goodwill and other indefinite-lived intangible assets for impairment on an annual basis. Additionally, goodwill will be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an entity below its carrying value. These events or circumstances would include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business, or other factors. Other indefinite-lived intangible assets will be tested between annual tests if events or changes in circumstances indicate that the asset might be impaired. Using methodologies consistent with those applied for its transitional impairment tests performed as of January 1, 2002, the Company intends to complete its annual impairment tests for goodwill and indefinite-lived intangible assets during the fourth quarter.

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Dollars in Millions

Summarized below are the carrying values for the major classes of intangible assets that will continue to be amortized under SFAS No. 142, as well as the carrying values of those intangible assets which will no longer be amortized:

				(Unaudited)
		December 31, 2001		June 30, 2002
	Useful	Carrying	Accumulated	Carrying	Accumulated
	Lives	Amount	Amortization	Amount	Amortization

Intangible assets subject to amortization:
FCC licenses used in Mobitex business	5 years	$89	$(13)	$89	$(20)
Customer lists	5 years	1,070	(621)	1,070	(697)
Other	3 – 5 years	167	(123)	146	(133)

Total		$1,326	$(757)	$1,305	$(850)
Intangible assets not subject to amortization:
FCC licenses		$8,481	$(1,154)	$8,511	$(1,154)

     The following table presents current and expected amortization expense for each of the following periods:

Aggregate amortization expense:
For the six months ended June 30, 2002	$103
Expected amortization expense:
For the remainder of 2002	85
For the years ending:
2003	170
2004	123
2005	57
2006	20
2007	–

As required by SFAS No. 142, the following table shows the Company’s 2001 unaudited results, which are presented on a basis comparable to the 2002 unaudited results, adjusted to exclude amortization expense related to goodwill and indefinite lived FCC licenses.

	Three months ended		Six months ended
	June 30,		June 30,
	2001	2002	2001	2002

Net income – as reported	$522	$395	$881	$733
Add back: Goodwill amortization	8	–	16	–
Add back: License amortization	50	–	100	–

Net income – as adjusted	$580	$395	$997	$733

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Dollars in Millions

The changes in the carrying amount of goodwill for the six months ended June 30, 2002 (unaudited) are as follows:

Balance at December 31, 2001	$859
SFAS No. 142 impairment	(32)
Other	16

Balance at June 30, 2002	$843

5.	VALUATION OF LONG LIVED ASSETS Effective January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). The statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of; however, it retains the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be “held and used.” The statement provides more guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset or asset group, principally consisting of property, plant and equipment, to be disposed of other than by sale (e.g., abandoned) be classified as “held and used” until it is disposed of, requires revision of the depreciable life of a long-lived asset to be abandoned, and establishes more restrictive criteria to classify an asset or asset group as “held for sale.” The adoption of SFAS No. 144 did not have a material impact on the Company’s results of operations, financial position or cash flows, including the results associated with the Company’s Mobitex data business.

6.	INVESTMENTS IN AND ADVANCES TO EQUITY AFFILIATES The Company has investments in affiliates for which it does not have a controlling interest that are accounted for under the equity method. The more significant of these investments are GSM Facilities LLC (Factory), a 50/50 infrastructure venture with VoiceStream Wireless Corporation (VoiceStream) for networks in the New York metro area, California and Nevada, and Salmon PCS LLC (Salmon), formed to bid as a “very small business” on FCC licenses and build out and operate wireless voice and data communications systems using those licenses.

Investments in and advances to equity affiliates consist of the following:

		(Unaudited)
	December 31, 2001	June 30, 2002

Investment in Factory	$1,275	$1,617
Investment in Salmon	262	245
Advances to Salmon, including accrued interest	475	140
Other	11	12

Investments in and advances to equity affiliates	$2,023	$2,014

Infrastructure Venture with VoiceStream (Factory)

The monthly cash operating expenses of Factory are charged to the Company and VoiceStream based upon their share of the total minutes of use on the respective networks. Factory is expected to incur net losses due to depreciation and interest expense, which are not reimbursed by the Company and VoiceStream. For the three and six months ended June 30, 2002, the Company recorded equity in the net loss of Factory of $61 and $108, respectively.

The Company and VoiceStream have agreed to jointly fund capital expenditures of the venture. For the three and the six months ended June 30, 2002, the Company made contributions of $267 and $450, respectively, to the venture, principally related to capital expenditures in the California and Nevada

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Dollars in Millions

markets. Additional contributions to Factory will generally be based upon the Company’s proportionate share of the annual capital expenditure requirements, and such contributions will be accounted for as an increase in the Company’s investment. The Company has also agreed to contribute cash of $450 throughout fiscal years 2002 and 2003, of which no amounts have been contributed as of June 30, 2002.

          Salmon

In April 2002, the FCC refunded to Salmon 85% of the auction deposits pertaining to the FCC licenses subject to challenge, and Salmon used these proceeds to repay $358 in principal of its loan balance to the Company. Advances to Salmon for the six months ended June 30, 2002 totaled $8. Interest income of $15 was recognized on the loan balance for the six months ended June 30, 2002. Equity losses of $7 and $20 associated with the Company’s investment in Salmon were recorded for the three and six months ended June 30, 2002, respectively.

7.	LONG-TERM INCENTIVE

Transaction with VoiceStream In April 2002, the Company and an affiliate of SBC completed a transaction with VoiceStream in which VoiceStream contributed assets for a 6% equity interest in the Company’s Puerto Rico wireless communications operations. No gain or loss was recognized on this transaction. Following this transaction, the Company’s ownership interest in the Puerto Rico business is 47%. Due to the fact that all existing control provisions have been retained by the Company, consolidation of the financial statements of the Puerto Rico business will continue.

Transaction with SpectraSite Many of the communications towers the Company uses in its business or its infrastructure venture with VoiceStream are subject to leasing, maintenance and other arrangements with SpectraSite Holdings, Inc. (SpectraSite). In May 2002, the Company terminated its build-to-suit agreement with SpectraSite and, accordingly, certain completed towers, towers under construction and other work-in-progress will be transferred to the Company during the transition period, and the Company has agreed to reimburse SpectraSite for the costs incurred thereunder. The Company expects these reimbursement payments to be approximately $10.

The Company also entered into agreements with SpectraSite and SBC, subject to certain conditions, to acquire for $108 in cash SpectraSite’s leasehold interests in 545 communications towers located in California and Nevada, and to acquire from SBC for $32 in cash 187 leased towers in California and Nevada, all of which are used in the Company’s network infrastructure venture with VoiceStream. Except for the termination of the build-to-suit agreement and the master lease agreement term sheet which became effective immediately, the closing of the transaction is subject to certain conditions. These conditions were not met by August 15, 2002 and the agreements terminated by their terms.

8.	LONG-TERM INCENTIVE PLAN Pursuant to the Cingular Wireless Long-Term Incentive Plan (the Plan) approved by the board of directors, the Company granted performance units, valued at $50 (whole dollars) each, to eligible participants as of January 1, 2002. The value of the performance units will be determined based upon the achievement of certain Company objectives regarding revenue growth and return on capital during the three-year performance period 2002 – 2004 and will be paid during the first quarter of 2005. The value of the award payable at the end of the performance period will range from 0% to 200% of the performance target. The Company has determined that the Plan is compensatory and will accrue compensation expense over the term of the Plan. For the three and six months ended June 30, 2002, the Company accrued compensation expense of $5 and $10, respectively, associated with the Plan.

9.	RECENT ACCOUNTING PRONOUNCEMENTS In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143). This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Dollars in Millions

the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 is effective for financial statements for fiscal years beginning after June 15, 2002. We will adopt the statement effective January 1, 2003. We are currently evaluating the impact of this statement on our results of operations, financial position and cash flows.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Among other things, this statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in Accounting Principles Board Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, which requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations, will now be applied. We will be required to adopt the provisions of this statement related to the rescission of SFAS No. 4 no later than January 1, 2003. The Company has not yet determined the effects that this statement will have on its results of operations and financial position. This statement will not have an effect on the Company’s cash flows.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring (EITF 94-3). The principal difference between SFAS No. 146 and EITF 94-3 relates to SFAS No. 146’s requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as generally defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan. A fundamental conclusion reached by the FASB in this statement is that an entity’s commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. Therefore, this statement eliminates the definition and requirements for recognition of exit costs in EITF 94-3. This Statement also establishes that fair value is the objective for initial measurement of the liability. The effective date of the new statement is January 1, 2003. In connection with the reorganization discussed within the “Subsequent Events” footnote of our financial statements, the Company has early adopted SFAS No. 146.

10.	FORMATION OF JOINT VENTURE In January 2002, the Company entered into an agreement with AT&T Wireless Services, Inc. (AT&T Wireless) to form a jointly-controlled venture to build out a GSM/ GPRS/ EDGE network along major interstate highways in predominantly midwestern and western states in order to reduce incollect roaming expenses we pay to other carriers when our customers travel on those highways. We and AT&T Wireless will buy roaming services from the venture. We expect this venture to be formed before December 31, 2002. We are obligated to purchase certain licenses from AT&T Wireless and to contribute the licenses and cash or other assets having a value equal to the cash or assets contributed by AT&T Wireless.

11.	RELATED PARTY TRANSACTIONS The Company incurred local interconnect and long distance charges from SBC and BellSouth and their affiliates during the three and six months ended June 30, 2002, of $134 and $250, respectively. There were no material changes to the agreements during the respective periods.

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Dollars in Millions

12.	SUBSEQUENT EVENTS In July 2002, WorldCom Inc. (WorldCom) filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Subsequent to this filing, WorldCom reached an agreement with the Company to transition approximately 300,000 of its reseller wireless customers to become direct customers of the Company. The Company previously supplied airtime for WorldCom to serve those customers.

On August 20, 2002, the Company announced reorganization plans of its sales operations and workforce reductions in these and other functional areas of the business. In total, it is expected that approximately 2,500 to 3,000 positions will be eliminated, with more than one-third occurring through the elimination of temporary positions and normal attrition. The one-time pretax costs associated with the reorganization are not expected to exceed $70 and will be recognized predominantly in 2002. As of June 30, 2002, the Company had approximately 36,000 employees and 4,000 temporary positions.

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dollars in Millions

Overview

The following should be read in conjunction with the December 31, 2001 and March 31, 2002 consolidated financial statements, accompanying notes, related information and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form S-4 Registration Statement No. 333-81342.

We are a Delaware limited liability company formed in April 2000, whose members are certain SBC Communications Inc. (SBC), BellSouth Corporation (BellSouth) subsidiaries and partnerships and Cingular Wireless Corporation, our manager. In October 2000, SBC and BellSouth contributed to us substantially all of their U.S. mobile wireless voice and data businesses.

We are the second largest provider of advanced wireless voice and data communications services in the U.S. based upon the number of wireless subscribers. We offer advanced wireless voice and data communications services across an extensive U.S. service territory and operate one of the largest digital wireless networks in the U.S.

RESULTS OF OPERATIONS

Our selected financial results for the three and six months ended June 30, 2002 and 2001 (unaudited) are summarized as follows:

Selected Financial Results (Unaudited)

	Three months			Six months ended
	ended June 30,			June 30,

			Percent			Percent
	2001	2002	Change	2001	2002	Change

Total operating revenues	$3,536	$3,748	6.0%	$6,810	$7,291	7.1%
Total operating expenses	2,778	3,026	8.9%	5,541	5,902	6.5%
Operating income	758	722	(4.7)%	1,269	1,389	9.5%
Income before income taxes	524	399	(23.9)%	885	771	(12.9)%
Net income	522	395	(24.3)%	881	733	(16.8)%

Selected Financial and Operating Data (Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2001	2002	2001	2002

Licensed cellular/ PCS POPs (in millions) (end of period)(1)	193	219	193	219
Total cellular/ PCS subscribers (in thousands) (end of period)(2)	20,645	22,183	20,645	22,183
Net cellular/ PCS customer additions (in thousands)	678	353	1,504	587
Cellular/ PCS subscriber churn(3)	2.5%	2.7%	2.6%	2.8%
Average cellular/ PCS revenue per subscriber unit (ARPU)(4)	$52.87	$52.11	$51.87	$51.28
EBITDA (in millions)(5)	$1,233	$1,177	$2,195	$2,294
EBITDA margin(6)	37.6%	33.7%	34.9%	33.7%
Capital expenditures (in millions)(7)	$594	$668	$981	$1,014
Total system minutes of use (in millions)	19,679	28,469	35,859	53,241

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dollars in Millions

(1)	Licensed POPs refers to the number of people residing in areas where we have licenses to provide cellular or PCS service.
(2)	Cellular/ PCS subscribers include customers served through reseller agreements.
(3)	Cellular/ PCS subscriber churn is calculated by dividing the aggregate number of cellular/ PCS subscribers who cancel service during each month in a period by the total number of cellular/ PCS subscribers at the beginning of each month in that period.
(4)	Average revenue per subscriber unit (ARPU) is defined as cellular/ PCS service revenues during the period divided by average cellular/ PCS subscribers during the period.
(5)	EBITDA is defined as operating income plus depreciation and amortization. EBITDA is not presented as an alternative measure of operating results or cash flows from operations, as determined in accordance with generally accepted accounting principles, but because we believe it is a widely accepted indicator of our ability to incur and service debt and make capital expenditures. EBITDA does not give effect to cash used for debt service requirements and distributions and thus does not reflect funds available for dividends, reinvestment or other discretionary uses. In addition, EBITDA as presented herein may not be comparable to similarly titled measures reported by other companies.
(6)	EBITDA margin is defined as EBITDA divided by service revenues.
(7)	Capital expenditures for the three and six months ended June 20, 2002, respectively, do not include $238 and $347 in capital expenditures contributed to the Company’s network sharing venture with VoiceStream Wireless Corporation.

Three and Six Months Ended June 30, 2002 Compared to Three and Six Months Ended June 30, 2001

Customer Growth

Cellular/ PCS customers were 22.2 million at June 30, 2002, an increase of 7.8% from the 20.6 million customers at June 30, 2001. Customer numbers at June 30, 2001 do not include over 500,000 customers in our Puerto Rico operation, which was contributed by SBC to Cingular in September 2001. Net cellular/ PCS customer additions of 353,000 and 587,000 for the three and six months ended June 30, 2002, respectively, declined 47.9% and 61.0% from the 678,000 and 1,504,000 net customer additions for the three and six months ended June 30, 2001, respectively. The slower rate of growth for the 2002 period reflects the economic slowdown, higher penetration levels and increasing competition in all of our markets. We expect these trends to continue for the foreseeable future. In addition, the rate of customer growth reflects cellular/ PCS customer churn rates of 2.7% and 2.8% for the three and six months ended June 30, 2002, respectively, compared to 2.5% and 2.6% for the comparable periods in 2001. Additional factors contributing to lower net customer additions and higher churn include the following:

•	reducing the subsidy for handsets sold to prepaid customers;
•	removing from our count of resale customers those who were inactive for 60 days or longer; and
•	deterioration in the reseller customer segment.

Many of these factors reflect practices we have implemented to encourage analog customers to migrate to digital services and to improve the profitability of our prepaid services. As a result, 88% of our customers are now using our digital services, up from 87% at the end of the first quarter this year and 81% at June 30, 2001. Ninety eight percent of our network traffic was digital by the end of the second quarter 2002, compared to 97% at the end of the first quarter this year and 94% at the end of the second quarter in 2001. Our marketing practices also reflect a strategy to increase our base of non-reseller postpaid customers. While our costs to acquire non-reseller postpaid customers is substantially higher than our costs to acquire prepaid and reseller customers, primarily because of higher handset subsidies and commissions, non-reseller postpaid customers have higher average revenue per subscriber unit and lower churn rates.

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dollars in Millions

We had approximately 3.1 million customers using our data services at June 30, 2002. In addition to our cellular and PCS licenses, we own FCC licenses to provide data services over a separate frequency band. Our network at this band utilizes a different technology called “Mobitex.” Our Mobitex data network customers increased to approximately 788,000 at June 30, 2002, a 14.4% increase from 689,000 customers at June 30, 2001. The rate of growth continues to slow during 2002 as net customer additions for the three and six months ended June 30, 2002 of 23,000 and 54,000, respectively, declined from 32,000 and 116,000, respectively, for the comparable 2001 periods. Most of these customers are business customers, and the decline in net additions reflects primarily the economic slowdown and removal of inactive customers from our customer base.

Operating Revenues

Total operating revenues were $3,748 and $7,291 for the three and six months ended June 30, 2002, respectively, an increase of $212 and $481, or 6.0% and 7.1%, respectively, from $3,536 and $6,810 for the comparable periods in 2001. Although service revenues increased in both periods, the rate of increase continues to decline, reflecting slower customer growth and increasing competition. The components of the change in operating revenues are described below.

Service revenues. Service revenues are comprised primarily of local service voice and data revenues. Local service revenues, which exceeded 80% of total operating revenues at June 30, 2002, include recurring monthly access charges, airtime usage, including prepaid service, and charges for optional features and services, such as voice mail, unlimited mobile-to-mobile calling, roadside assistance, caller ID, handset insurance and data services. Service revenues for the three months ended June 30, 2002 were $3,492, an increase of $212, or 6.5%, compared to $3,280 for the three months ended June 30, 2001; for the six months ended June 30, 2002, services revenues were $6,808, an increase of $516, or 8.2%, compared to $6,292 for the six months ended June 30, 2001. For the three months ended June 30, 2002, local service revenues increased $310 to $3,006, or 11.5%, from $2,696 in the three months ended June 30, 2001. For the six months ended June 30, 2002, local service revenues increased $700 to $5,872, or 13.5%, from $5,172 in the comparable period in the preceding year. The increase for the three and six month periods was primarily driven by the 8.2% and 9.6% increase, respectively, in average cellular/ PCS subscribers versus the same periods one year earlier. Increases in local service revenues in both periods were also driven by a 32.7% and 34.6% increase, respectively, in local minutes of use per customer, offset by lower per minute pricing. For the three and six months ended June 30, 2002, revenue of $41 and $74, respectively, from the provision of handset insurance through a new subsidiary also generated increases over the prior periods.

The increases in local service revenues were partially offset by a decline in revenues from other wireless carriers for roaming by their subscribers on our network. These revenues, which we refer to as “outcollect roaming revenues,” comprised about 5% of our total operating revenues for the three and six months ended June 30, 2002. For the three months ended June 30, 2002, outcollect roaming revenues declined by $50 to $196, or 20.3%, from $246 in the three months ended June 30, 2001. For the six months ended June 30, 2002, outcollect roaming revenues declined by $112 to $361, or 23.7%, from $473. These declines were driven by the impact of our infrastructure venture with VoiceStream, the building out of other wireless carriers’ networks, which reduced the need of their customers to roam on our network, and lower negotiated roaming rates.

Roaming revenues that we collect from our customers who roam on other carriers’ networks, which we refer to as “incollect roaming revenues,” comprised about 5% of our total operating revenues for the three and six months ended June 30, 2002. For the three months ended June 30, 2002, incollect roaming revenues declined by $18 to $206, or 8.0%, from $224 in the three months ended June 30, 2001. For the six months ended June 30, 2002, incollect roaming revenues declined by $15 to $393, or 3.7%, from $408 in the corresponding period in the previous year. This decline is largely attributable to the provision of free roaming in our national plans, to which about one-fifth of our customers now subscribe. These plans also provide free long distance

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dollars in Millions

services; long distance charges comprised less than 2% of our total operating revenues at June 30, 2002. For the three months ended June 30, 2002, long distance revenues declined by $9 to $53, or 14.5%, from $62 in the three months ended June 30, 2001. For the six months ended June 30, 2002, long distance revenues declined by $12 to $113, or 9.6%, from $125 in the corresponding period of the previous year.

Although service revenues increased for the quarter and year-to-date, the growth rate continues to decline. This decline reflects the economic slowdown, higher penetration levels and increasing competition in all markets. ARPU declined by $0.76 to $52.11, or 1.4%, from $52.87 in the quarter ended June 30, 2001, and by $0.59 to $51.28, or 1.1%, from $51.87 in the six months ended June 30, 2001, largely due to decreases in outcollect roamer revenues. Also contributing to the decline in ARPU is the consolidation of Puerto Rico operating results in our financial statements in the first six months of 2002, which lowers ARPU as a result of the heavy concentration of prepaid subscribers in Puerto Rico. This consolidation of Puerto Rico resulted in a negative ARPU impact upon the consolidated results of $0.35 and $0.36 for the three and six months ended June 30, 2002, respectively.

Equipment sales. Equipment sales for the three months ended June 30, 2002 were $256, the same as for the three months ended June 30, 2001. For the six months ended June 30, 2002, equipment sales were $483, a decrease of $35, or 6.8%, from $518 for the six months ended June 30, 2001. For the three months and six months ended June 30, 2002, lower equipment sales were partially attributable to the new handset insurance program, which resulted in premium revenues rather than handset revenues. For the three months ended June 30, 2002, the decrease was offset by increased equipment sales as a result of a 2.7% increase in non-reseller gross additions. For the six months ended June 30, 2002, additional declines were caused by a decrease in non-reseller gross customer additions.

Operating Expenses

Cost of services. Cost of services for the three months ended June 30, 2002 was $788, an increase of $100, or 14.5%, from $688 for the three months ended June 30, 2001; for the six months ended June 30, 2002, cost of service was $1,511, an increase of $219, or 17.0%, compared to $1,292 for the six months ended June 30, 2001. These increases were largely attributable to the 9.6% increase in average number of subscribers and a 48.5% increase in system minutes of use for the six months ended June 30, 2002, as compared to the corresponding period in 2001. The increase in system minutes was stimulated by features of our digital rate plans, which include more minutes, free long distance calling, and free roaming on our national rate plans. In addition, for the three and six months ended June 30, 2002, costs of $24 and $40, respectively, from the provision of handset insurance through the new captive insurance subsidiary generated increases over the prior periods. The cost associated with the increase in network traffic volume was partly offset by lower interconnection costs and efficiencies attributable to digital networks.

Cost of equipment sales. Cost of equipment sales for the three and six months ended June 30, 2002 was $408 and $812, respectively, a decrease of $12, or 2.9%, and $45, or 5.3%, compared to $420 and $857 for comparable periods in 2001. For the three months and six months ended June 30, 2002, the decline in equipment costs was partly attributable to a decrease in non-reseller gross customer additions. The decreases in cost of equipment sales were offset to a limited degree in both periods by an increase in upgrade costs.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended June 30, 2002 were $1,375, an increase of $180, or 15.1%, compared to $1,195 for the period ended June 30, 2001; for the six months ended June 30, 2002, selling, general and administrative expenses were $2,674, an increase of $208, or 8.4%, compared to $2,466 for the six months ended June 30, 2001. The increase over the same periods of the prior year was attributable to higher customer acquisition costs associated with a greater percentage of postpaid gross adds compared to the prior year, higher residual and upgrade

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dollars in Millions

commissions, and higher billing and system development costs. For the three months ended June 30, 2002, increased expenses can also be attributed to higher non-reseller gross additions compared to the prior year plus costs associated with the launch of Cingular Wireless service in New York City. For the six months ended June 30, 2002, cost increases over the prior year were partially offset by lower selling expenses associated with lower gross customer additions. Expenses for the first quarter of 2001 also included costs to promote the Cingular brand following its introduction.

Depreciation and amortization. Depreciation and amortization for the three months ended June 30, 2002 were $455, a decrease of $20, or 4.2%, from $475 for the three months ended June 30, 2001; for the six months ended June 30, 2002, depreciation and amortization were $905, a decrease of $21, or 2.3%, from $926 for the six months ended June 30, 2001. Although there have been significant capital expenditures in recent quarters, the increase in depreciation associated with new capital assets was offset by a $98 reduction in amortization expense for the six months ended June 30, 2002, as compared with the corresponding period of the prior year, primarily attributable to the adoption of SFAS No. 142, effective January 1, 2002. In addition, $108 in depreciation expense for the six months ended June 30, 2002 as compared with the corresponding period of the prior year, associated with assets contributed to our jointly controlled network infrastructure venture with VoiceStream is now recorded as equity in net loss of affiliates, net.

Interest Expense

Interest expense for the three and six months ended June 30, 2002 was $221 and $446, respectively, an increase of $20, or 10.0%, and $47, or 11.8%, compared to $201 and $399 for the three and six months ended June 30, 2001. The increase in interest expense primarily resulted from the issuance in December 2001 of $2,000 in fixed rate Senior Notes to refinance lower interest-bearing commercial paper and fund capital expenditures and working capital.

Equity in Net Loss of Affiliates, Net

Equity in net loss of affiliates, net, for the three and six months ended June 30, 2002 was ($67) and ($125), respectively, an increase of $58 and $110, compared to ($9) and ($15) for the same periods in 2001. The increase primarily reflects $61 and $108 in equity losses associated with our investment in our jointly controlled venture with VoiceStream for the three and six months ended June 30, 2002, respectively.

Other, Net

Other, net for the three and six months ended June 30, 2002 was ($1) and $18, respectively, a decrease of $16 and $86, compared to $15 and $104 for comparable periods in 2001. The decrease for the three months principally reflects an $8 decrease in interest income and gains from partitioning transactions in our Carolinas markets, $6 in lower interest income on our advances to Salmon, and a $6 write-off of a cost method investment in the three months ended June 30, 2002. For the six month period, the decrease includes a $76 gain associated with the distribution of assets to the Company at fair value following a partnership dissolution in the 2001 period, $8 in reduced interest income and gains from partitioning transactions and a $4 decrease in interest income on advances to Salmon in 2002.

Cumulative Effect of Accounting Change

Cumulative effect of change in accounting principle, net of tax, was a loss of $32 during the six months ended June 30, 2002, and resulted from an impairment of goodwill related to the Mobitex data business upon the adoption of SFAS No. 142 effective January 1, 2002.

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dollars in Millions

Liquidity and Capital Resources

We expect to have significant cash needs over the next several years, as described below.

Capital Expenditures and Other Investments

Network upgrades and expansion. The operation, upgrade and expansion of our networks will require substantial amounts of capital over the next several years. During 2002, we expect to spend $4,200 to $4,600 for our ongoing capital expenditures and equity investments, including the cost to begin upgrading our TDMA systems with GSM voice and GPRS/ EDGE data technology and equity contributions and/or secured loans to Salmon and our network sharing ventures with VoiceStream and AT&T Wireless. Excluding the Company’s network infrastructure venture with VoiceStream and investment in Salmon, capital expenditures totaled $668 for the three months ended June 30, 2002 and $1,014 for the six months ended June 30, 2002. We estimate that the aggregate capital cost of our network upgrade will be approximately $2,600 to $2,800 through 2004 when the upgrade project is expected to conclude.

Expansion of our current network in future years will continue to require large outlays of funds because network usage by wireless customers is expected to continue to rise, wireless subscriber growth is expected to continue, and additional capacity is necessary to support wireless data services. We may also require substantial additional capital for, among other uses, access to additional spectrum, build-out of infrastructure in newly licensed areas, additional system development and network technology changes, as well as development and implementation of 3G technologies and services. Unforeseen delays, cost overruns, regulatory changes, engineering and technological factors may also increase our funding requirements.

Investment in Salmon. We and Crowley Digital Wireless LLC (Crowley Digital) formed Salmon to bid for PCS licenses in an FCC auction that ended in January 2001. Salmon was successful in bidding approximately $2,300 for 79 licenses covering more than 80 million POPs. Many of these licenses are still subject to legal challenge and have not been granted, as discussed below.

Our investment in Salmon is accounted for as an equity investment because we have a non-controlling equity interest in Salmon. We currently recognize our portion of Salmon’s losses in our consolidated statement of income as equity in net income (loss) of affiliate because of our equity interest in Salmon. Until Salmon’s networks are built out and it has acquired a significant number of subscribers, it is expected to generate significant operating losses. Crowley Digital is not committed to provide equity funding in excess of its initial capital contribution of $50. As a result, we will recognize 100% of Salmon’s losses at such time as Crowley Digital’s capital contribution has been eliminated due to it being charged its proportionate share of Salmon’s losses.

We have provided Salmon with approximately $192 in equity funding and $140 in secured loans (including accrued interest) as of June 30, 2002 that it used to make full payment on the 45 licenses that the FCC granted to Salmon and for the downpayment, net of refunds paid to Salmon by the FCC, on the 34 licenses that remain subject to challenge. We estimate that Salmon will ask us to provide it with an additional $10 to $15 during 2002 to begin to build out its networks and fund its operations. During the six months ended June 30, 2002, we made additional advances to Salmon of $8. In addition, we have agreed that, upon Salmon’s request, we will provide, through additional secured loans and equity contributions, substantially all of the funding that Salmon will require to make full payment on the remaining 34 licenses for which it was the winning bidder, if they are awarded, to build out and operate its systems and to fund operating losses. The grant of these licenses to Salmon is subject to resolution of litigation now pending before the U.S. Supreme Court. Although there is significant uncertainty with respect to the award of the remaining licenses, we could be required to provide to Salmon up to approximately $2,000 to acquire those licenses as early as the first half of 2003.

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dollars in Millions

Investments in Ventures with VoiceStream and AT&T Wireless. In November 2001, we and VoiceStream formed a jointly-controlled network infrastructure venture to allow the companies to share network infrastructures in the California, Nevada and New York City markets. We and VoiceStream will buy network services from the venture but each of us has retained ownership and control of our own FCC licenses. Although the networks we contributed to the Factory venture are constructed and operational, we will be required to invest additional capital, pro rata based on traffic and also shared equally, to modify and expand the network and to fund cash operating expenses. During the three and six months ended June 30, 2002, we made additional contributions to the venture amounting to $267 and $450, respectively. We owned approximately 75% of this jointly-controlled venture as of June 30, 2002. The Company has also agreed to contribute $450 throughout fiscal years 2002 and 2003, of which no amounts have been contributed as of June 30, 2002.

In January 2002, we entered into an agreement with AT&T Wireless to form a jointly-controlled venture to build out a GSM/ GPRS/ EDGE network along major interstate highways in predominantly midwestern and western states in order to reduce incollect roaming expenses we pay to other carriers when our customers travel on those highways. We and AT&T Wireless will buy roaming services from the venture. We expect this venture to be formed before December 31, 2002. We are obligated to contribute licenses and cash or other assets having a value equal to the cash or assets contributed by AT&T Wireless.

Debt Service

As of June 30, 2002, we had approximately $12,500 of indebtedness and capitalized lease obligations. This debt includes an aggregate of $9,678 in unsecured, subordinated member loans from SBC and BellSouth and $2,000 in unsecured Senior Notes. We may incur significant additional indebtedness in the next several years to help fund our cash needs.

Member loans are subordinated to senior debt, including commercial paper notes, our other capital markets debt and any debt outstanding under our bank credit facility. Although the subordinated member loans are scheduled to mature on March 31, 2004, we may prepay the subordinated loans or refinance them with senior debt (other than with the proceeds from our bank credit facility or senior loans from SBC or BellSouth) at any time if we are not in default under our senior debt.

Capital Resources

We expect to rely on a combination of cash provided by operations and external funds to fund continued development and expansion, distributions to our members and debt service needs. Other sources of external funding may include equity issuances, issuance of commercial paper and other debt and borrowings from SBC or BellSouth, which may not be subordinated in the same manner as the subordinated member loans described above. Neither SBC nor BellSouth is obligated to provide additional financing to us.

In order to maintain short-term liquidity, our manager’s board has authorized us to issue up to $6,000 of commercial paper through selected dealers. Our commercial paper program is supported by a $3,000 revolving credit facility. As of June 30, 2002, we had no commercial paper or revolving credit facility debt outstanding. The credit facility contains customary events of defaults and covenants, including a covenant to maintain a debt (excluding subordinated shareholder loans) to trailing four quarters EBITDA ratio of 4:1 or less, a limitation on mergers and sale of all or substantially all of our assets, and a negative pledge. We are in compliance with all such ratios and covenants under our credit facility, and there are no other material covenants that we are subject to under other agreements. We believe we will have sufficient operating cash flow to enable us to continue to meet the leverage ratio maintenance covenant in the credit facility.

We believe that internally generated funding, together with commercial paper issuances and other external financing, will be sufficient to fund capital expenditures, make distributions to our members, and pay principal

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dollars in Millions

and interest on our outstanding debt for the foreseeable future. We plan to rely on commercial paper issuances when internally generated funds are insufficient and to periodically refinance commercial paper with long-term debt or equity when advantageous. We may need to secure additional financing to make loans and equity contributions to Salmon, to fund equity contributions to our infrastructure ventures with VoiceStream and AT&T Wireless, to acquire FCC licenses or other wireless providers and to repay debt.

Contractual Commitments

Although we expect to require substantial amounts of capital as described above, we are contractually committed for the following amounts for the next three years (excluding any commercial paper that we may issue from time to time):

	Estimated Payments Due by Year

	(Dollars in millions)
Contractual Obligations and Debt Repayment	2002	2003	2004	Total

Investment in Salmon(1)	$30	$30	$30	$90
Investment in VoiceStream venture	225	225	–	450
Capital lease obligations	35	38	37	110
Debt due to affiliates(2)	–	–	9,678	9,678
Other long-term debt	3	3	50	56
Interest payments	909	912	366	2,187

Total	$1,202	$1,208	$10,161	$12,571

(1)	If Salmon is awarded all FCC licenses for which it was the high bidder in the FCC’s January 2001 auction, we may additionally be required to lend approximately $2 billion in additional funds to Salmon in 2003.
(2)	We do not expect SBC and BellSouth to require any repayment if it would impair our debt ratings or impair our working capital or if we cannot advantageously raise debt or equity proceeds from external financing sources.

Related Party Transactions

The Company incurred local interconnect and long distance charges from SBC and BellSouth and their affiliates during the three and six months ended June 30, 2002, of $134 and $250, respectively. There were no material changes to the agreements during the respective periods.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reflected in the consolidated financial statements and accompanying notes. We base our estimates on historical experience, where applicable, and other assumptions that we believe are reasonable under the circumstances. Actual results could differ from those estimates under different assumptions or conditions. The various policies that are important to the portrayal of our financial condition and results of operations include:

•	We depreciate our wireless communications equipment using the straight-line method over estimated useful lives. We periodically review changes in our technology and industry conditions, asset retirement activity and cost of removal and salvage to determine adjustments to estimated remaining useful lives and depreciation rates.

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dollars in Millions

•	We review long-lived assets, consisting primarily of property, plant and equipment and intangible assets with finite lives, for impairment as described in the notes to our consolidated financial statements. In analyzing potential impairments, we use projections of future cash flows from the assets. These projections are based on our views of growth rates for the related business and anticipated future economic conditions and the appropriate discount rates relative to risk and estimates of residual values. If changes in growth rates, future economic conditions or discount rates and estimates of terminal values were to occur, long-lived assets may become impaired.

•	We review goodwill and FCC licenses for impairment based on the requirements of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). The Company adopted this new accounting standard effective January 1, 2002. Under this standard, a new impairment testing process is required to be performed on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The determination of fair value is critical to assessing impairments under SFAS No. 142 and includes significant assumptions and estimates.

•	We recognize service revenues based upon minutes of use processed and contracted fees, net of credits and adjustments for service discounts. As a result of our billing cycle cut-off times, we are required to make estimates for service revenue earned but not yet billed at the end of each quarter. These estimates are based primarily upon actual and historical minutes of use processed.

•	We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We base our estimates on the aging of our accounts receivable balances and our historical write-off experience, net of recoveries. If the financial condition of our customers were to deteriorate, additional allowances may be required.

•	We maintain inventory valuation reserves for obsolescence and lower of cost or market. Reserves for obsolescence are determined based on analysis of inventory agings. Lower of cost or market reserves is determined based on analysis of current market prices. Changes in technology may require us to provide additional reserves.

•	We hold non-controlling investments in several entities for which we apply the equity or cost method of accounting. We record impairments associated with these investments when we determine that the decline in market value of the investment below our net book value is deemed to be other than temporary. Volatility in market prices of these investments or poor operating performance of these entities could result in future values of these investments declining below our carrying value.

•	We calculate the costs of providing retiree benefits under the provisions of SFAS No. 87, Employers’ Accounting for Pensions, and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. The key assumptions used in making these calculations are disclosed in the notes to our consolidated financial statements. The most significant of these assumptions are the discount rate used to value the future obligation, expected return on plan assets and health care cost trend rates. We select the discount rate commensurate with current market interest rates on high-quality, fixed-rate debt securities. The expected return on assets is based on our current view of the long-term returns on assets held by the plans, which is influenced by historical averages. The medical cost trend rate is based on our actual medical claims and future projections of medical cost trends.

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dollars in Millions

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143). This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 is effective for financial statements for fiscal years beginning after June 15, 2002. We will adopt the statement effective January 1, 2003. We are currently evaluating the impact of this statement on our results of operations, financial position and cash flows.

Effective January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). The statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of; however, it retains the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be “held and used.” The statement provides more guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset or asset group, principally consisting of property, plant and equipment, to be disposed of other than by sale (e.g., abandoned) be classified as “held and used” until it is disposed of, requires revision of the depreciable life of a long-lived asset to be abandoned, and establishes more restrictive criteria to classify an asset or asset group as “held for sale.” The adoption of SFAS No. 144 did not have an impact on the Company’s results of operations, financial position or cash flows, including the results associated with the Company’s Mobitex data business.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Among other things, this statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in Accounting Principles Board Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, which requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations, will now be applied. We will be required to adopt the provisions of this statement related to the rescission of SFAS No. 4 no later than January 1, 2003. The Company has not yet determined the effects that this statement will have on its results of operations and financial position. This statement will not have an effect on the Company’s cash flows.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring (EITF 94-3). The principal difference between SFAS No. 146 and EITF 94-3 relates to SFAS No. 146’s requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as generally defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan. A fundamental conclusion reached by the FASB in this statement is that an entity’s commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. Therefore, this statement eliminates the definition and requirements for recognition of exit costs in EITF 94-3. This Statement also establishes that fair value is the objective for initial measurement of the liability. The effective date of the new statement is January 1, 2003. In connection with the reorganization discussed within the “Subsequent Events” footnote of our consolidated financial statements, the Company has early adopted SFAS No. 146.

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the disclosures about our sensitivities to market risk related to financial instruments since December 31, 2001, which is included in our Form S-4 Registration Statement No. 333-81342 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Other Factors That May Affect Our Business — Market Risk”.

CAUTIONARY LANGUAGE CONCERNING FORWARD-LOOKING STATEMENTS

Information set forth in this report contains forward-looking statements that are subject to risks and uncertainties.

The following factors could cause our future results to differ materially from those expressed in the forward-looking statements:

•	The pervasive and intensifying competition in all markets where we operate;
•	Problems associated with the transition of our network from TDMA to GSM standards caused by delayed deliveries of infrastructure equipment and handsets, cost overruns, perceived TDMA service degradation as more spectrum is devoted to GSM service, customer dissatisfaction with new handsets that operate on TDMA and GSM networks, equipment malfunctions and other factors;
•	Slow growth of our data services due to lack of popular applications, terminal equipment and advanced technology;
•	Shortages and unavailability of spectrum for new services and to expand geographically;
•	The persistent economic slowdown;
•	Changes in available technology that make our existing technology obsolete or expensive to upgrade;
•	The final outcome of FCC proceedings, including rulemakings, and judicial review, if any, of such proceedings; and
•	Enactment of additional state and federal regulatory laws and regulations pertaining to our operations.

Readers are cautioned that other factors discussed in this report, although not enumerated here, also could materially impact our future earnings, financial position and cash flows.

You should not place undue reliance upon forward-looking statements contained herein and should carefully read other reports that we will from time to time file with the United States Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934. The information in this report, including the forward-looking statements, speaks only as of the date of this filing. We do not undertake to update any forward-looking statement contained in this report.

CINGULAR WIRELESS LLC

PART II – OTHER INFORMATION

Item 1. Legal and Regulatory Proceedings

From time to time we are a party to various legal actions and regulatory proceedings relating to matters that are incidental to the conduct of our business. These involve disputes with and inquiries by private parties and governmental entities over patent infringement, agency and reseller relationships, unfair competition, marketing, advertising, promotions, sales, billing and collection practices and potential health effects of wireless phones. We are not currently able to assess the impact, if any, of these disputes and inquiries on our financial position, results of operations or cash flows.

We are also subject to claims incidental to the normal conduct of our business, including actions by customers, vendors and employees and former employees. We believe that these matters will not be material to our financial position, results of operations or cash flows.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports of Form 8-K

(a) Exhibits

Number	Title

99.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

(b) Reports on Form 8-K

The Company did not file any reports on Form 8-K during the three months ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINGULAR WIRELESS LLC

By:	CINGULAR WIRELESS CORPORATION,

as Manager

Date: August 28, 2002	By: /s/ RICHARD G. LINDNER Richard G. Lindner Chief Financial Officer (Principal Financial and Accounting Officer)