Form 10-Q
period 2002-09-30
CINGULAR WIRELESS LLC
filed 2002-11-06
CIK 1130452

FORM 10-Q

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

      (Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2002
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the transition period from to

Commission File Number 333-81342

CINGULAR WIRELESS LLC

Formed under the laws of the State of Delaware
I.R.S. Employer Identification Number 74-2955068

5565 Glenridge Connector, Atlanta, Georgia 30342
Telephone Number: (404) 236-7895

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

Dollars in Millions

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

Dollars in millions

	Three months ended		Nine months ended
	September 30,		September 30,
	2001	2002	2001	2002

Operating revenues
Service revenues	$3,413	$3,525	$9,705	$10,333
Equipment sales	250	254	768	737

Total operating revenues	3,663	3,779	10,473	11,070

Operating expenses
Cost of services (excluding depreciation, included below, of $324 and $372, and $954 and $1,041, respectively)	745	887	2,037	2,398
Cost of equipment sales	376	362	1,233	1,174
Selling, general and administrative	1,316	1,436	3,782	4,110
Depreciation and amortization	496	478	1,422	1,383

Total operating expenses	2,933	3,163	8,474	9,065

Operating income	730	616	1,999	2,005

Other income (expenses)
Interest expense	(195)	(233)	(594)	(679)
Minority interest in net income of consolidated partnerships	(29)	(27)	(103)	(92)
Equity in net loss of affiliates, net	(11)	(64)	(26)	(189)
Other, net	42	4	146	22

Total other income (expenses)	(193)	(320)	(577)	(938)

Income before provision for income taxes	537	296	1,422	1,067
Provision for income taxes	2	3	6	9

Income before cumulative effect of accounting change	535	293	1,416	1,058
Cumulative effect of accounting change, net of tax	–	–	–	32

Net income	$535	$293	$1,416	$1,026

          See accompanying notes.

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

Dollars in Millions

CONSOLIDATED BALANCE SHEETS

Dollars in millions

		(Unaudited)
	December 31,	September 30,
	2001	2002

Assets
Current assets
Cash and cash equivalents	$567	$472
Accounts receivable – net of allowance for doubtful accounts of $131 and $142	1,644	1,657
Inventories	189	127
Prepaid expenses and other current assets	157	200

Total current assets	2,557	2,456

Property, plant and equipment, net	8,864	9,468
FCC licenses, net	7,403	7,426
Goodwill, net	859	843
Other intangible assets, net	493	346
Investments in and advances to equity affiliates	2,023	2,387
Other assets	331	401

Total assets	$22,530	$23,327

Liabilities and members’ capital
Current liabilities
Debt maturing within one year	$65	$45
Accounts payable	1,137	642
Due to affiliates, net	54	24
Advanced billing and customer deposits	415	421
Accrued liabilities	1,553	1,198

Total current liabilities	3,224	2,330

Long-term debt
Due to affiliates	9,678	9,678
Other long-term debt, net of discount	2,788	2,847

Total long-term debt	12,466	12,525

Other noncurrent liabilities	505	627

Total liabilities	16,195	15,482

Minority interests in consolidated partnerships	485	550
Members’ capital
Members’ capital	6,030	7,474
Receivable for properties to be contributed	(178)	(178)
Accumulated other comprehensive loss	(2)	(1)

Total members’ capital	5,850	7,295

Total liabilities and members’ capital	$22,530	$23,327

See accompanying notes.

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)
Dollars in Millions

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Dollars in millions

	Nine months ended
	September 30,
	2001	2002

Operating activities
Net income	$1,416	$1,026
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,422	1,383
Provision for doubtful accounts	239	291
Gain on disposition of businesses	(95)	(7)
Minority interest in net income of consolidated partnerships	103	92
Equity in net loss of affiliates, net	26	189
Cumulative effect of accounting change, net of tax	–	32
Changes in operating assets and liabilities
Trade receivables	(561)	(304)
Other current assets	80	(16)
Accounts payable and other current liabilities	(547)	(872)
Other, net	(57)	69

Net cash provided by operating activities	2,026	1,883

Investing activities
Construction and capital expenditures	(1,688)	(1,842)
Investments in and advances to equity affiliates, net	(235)	(435)
Dispositions of businesses	77	6
Acquisitions, net of cash received	(146)	(6)
Other, net	(14)	–

Net cash used in investing activities	(2,006)	(2,277)

Financing activities
Net repayment of amounts due to affiliates	(1,447)	–
Net borrowing (repayment) of commercial paper	681	(27)
Net repayment of long-term debt	(19)	(51)
Distributions to members	(418)	–
Net distributions to minority interests	(103)	(52)
Contributions from members	1,370	429

Net cash provided by financing activities	64	299

Net increase (decrease) in cash and cash equivalents	84	(95)
Cash and cash equivalents at beginning of period	126	567

Cash and cash equivalents at end of period	$210	$472

See accompanying notes.

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

Dollars in Millions

CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS’ CAPITAL (Unaudited)

Dollars in millions

Balance at December 31, 2001	$5,850
Net income	1,026
Contributions from members	418
Other comprehensive income	1

Balance at September 30, 2002	$7,295

	Three months		Nine months
	ended		ended
	September 30,		September 30,
Comprehensive Income	2001	2002	2001	2002

Net income	$535	$293	$1,416	$1,026
Other comprehensive income (loss):
Foreign currency translation adjustment	–	(2)	–	–
Net unrealized gain (loss) on securities
Unrealized gains (losses) on available for sale securities	(1)	–	(1)	–
Reclassification adjustment for (gains) losses included in net income	–	–	–	1

Net unrealized gain (loss) on securities	(1)	–	(1)	1

Other comprehensive income (loss)	(1)	(2)	(1)	1

Total comprehensive income	$534	$291	$1,415	$1,027

See accompanying notes.

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)
Dollars in Millions

1.	BACKGROUND Cingular Wireless LLC, which is referred to as “we,” “Cingular” or “the Company,” is a Delaware limited liability company formed in April 2000 whose members are certain SBC Communications Inc. (SBC) and BellSouth Corporation (BellSouth) subsidiaries and Cingular Wireless Corporation (CWC). All of the Company’s operations, which consist of wireless voice and data communications businesses in 37 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands, are conducted through subsidiaries or ventures, and nearly all assets are held by them. In October 2000, SBC and BellSouth contributed to the Company substantially all of their U.S. wireless voice and data businesses. SBC received an approximate 60% and BellSouth received an approximate 40% economic interest in the Company for their contributions. CWC is a Delaware corporation formed in April 2000 that acts as the Company’s manager and controls its management and operations. SBC and BellSouth have equal representation on the board of directors of CWC. Substantially all significant decisions regarding the management of the Company are required to be approved by a strategic review committee of the board of directors of CWC and the board of directors of CWC. CWC has no material assets of its own other than a nominal limited liability company membership interest in the Company. SBC and BellSouth each own one share of super-voting Class B common stock of CWC through which they jointly have the right to control its board of directors.

2.	BASIS OF PRESENTATION The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) that permit reduced disclosure for interim periods. We believe that the consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results for the interim periods shown. The results for the interim periods are not necessarily indicative of results for the full year. These interim financial statements should be read in conjunction with the December 31, 2001 consolidated financial statements and accompanying notes included in our Form S-4 Registration Statement No. 333-81342.

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

Certain wireless businesses consolidated in the Company’s financial statements for the three and nine months ended September 30, 2002 were not yet contributed to the Company during the comparable periods in 2001 and thus were not consolidated in the Company’s financial statements for the three and nine months ended September 30, 2001. Contribution of these businesses would have increased the Company’s wireless service revenue by $36 and $143 for the three and nine months ended September 30, 2001, respectively. The Company did receive a management fee for managing the operations of these businesses prior to the date of contribution.

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

Dollars in Millions

3.	PRINCIPLES OF CONSOLIDATION The consolidated financial statements include the accounts of the Company and entities in which the Company exercises control. Other parties’ interests in consolidated entities are reported as minority interests. The equity method is used to account for investments for which the Company exercises significant influence but does not control. All significant intercompany transactions are eliminated in the consolidation process.

4.	GOODWILL AND OTHER INTANGIBLE ASSETS In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS No. 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. Additionally, SFAS No. 142 requires that goodwill included in the carrying value of equity method investments no longer be amortized.

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

The Company began applying the provisions of SFAS No. 142 in the first quarter of 2002, which includes testing goodwill for impairment using a two-step process. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. In the first quarter of 2002, the Company completed the first step of the goodwill impairment transition tests as of January 1, 2002 for its reporting units. For goodwill related to the Company’s cellular/PCS business, the first step indicated no impairment in value. For goodwill related to the Mobitex data business, the first step indicated an impairment in value. To measure the impairment, in the second quarter the Company completed the second step of the goodwill impairment transition test using a discounted cash flow approach. Based on the results of this test, the Company recognized an impairment of the goodwill related to its Mobitex data business, with a carrying value of $32, and has reflected the impairment as the cumulative effect of a change in accounting principle in the first quarter of 2002. The Company believes that the decline in the fair value of its Mobitex data business is due to the development of new wireless data technologies.

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

Dollars in Millions

The Company completed the impairment test of its indefinite-lived intangible assets and no impairment exists as of January 1, 2002. This impairment test was performed on an aggregate basis, consistent with its management of the business on a national scope, and utilized a fair value approach, using primarily discounted cash flows, to complete the test. This approach determines the fair value of the FCC licenses and accordingly incorporates cash flow assumptions regarding the investment in a network, the development of distribution channels, and other inputs for making the business operational. As these inputs are included in determining free cash flows of the business, the present value of the free cash flows is attributable to the licenses.

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

Summarized below are the carrying values for the major classes of intangible assets that will continue to be amortized under SFAS No. 142, as well as the carrying values of those intangible assets which will no longer be amortized:

				(Unaudited)
		December 31, 2001		September 30, 2002

		Gross		Gross
	Useful	Carrying	Accumulated	Carrying	Accumulated
	Lives	Amount	Amortization	Amount	Amortization

Intangible assets subject to amortization:
FCC licenses used in Mobitex business	5 years	$89	$(13)	$89	$(24)
Customer lists	5 years	1,070	(621)	1,070	(735)
Other	3 – 5 years	167	(123)	146	(135)

Total		$1,326	$(757)	$1,305	$(894)
Intangible assets not subject to amortization:
FCC licenses		$8,481	$(1,154)	$8,515	$(1,154)

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

Dollars in Millions

The following table presents current and expected amortization expense for each of the following periods:

Aggregate amortization expense:
For the nine months ended September 30, 2002	$147
Expected amortization expense:
For the remainder of 2002	41
For the years ending:
2003	170
2004	123
2005	57
2006	20
2007	–

As required by SFAS No. 142, the following table shows the Company’s 2001 unaudited results, which are presented on a basis comparable to the 2002 unaudited results, adjusted to exclude amortization expense related to goodwill and indefinite-lived FCC licenses.

	Three months ended		Nine months ended
	September 30,		September 30,
	2001	2002	2001	2002

Net income – as reported	$535	$293	$1,416	$1,026
Add back: Goodwill amortization	11	–	27	–
Add back: License amortization	51	–	151	–

Net income – as adjusted	$597	$293	$1,594	$1,026

The changes in the carrying amount of goodwill for the nine months ended September 30, 2002 (unaudited) are as follows:

Balance at December 31, 2001	$859
SFAS No. 142 impairment	(32)
Other	16

Balance at September 30, 2002	$843

5.	VALUATION OF LONG-LIVED ASSETS Effective January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). The statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of; however, it retains the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be “held and used.” The statement provides more guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset or asset group, principally consisting of property, plant and equipment, to be disposed of other than by sale (e.g., abandoned) be classified as “held and used” until it is disposed of, requires revision of the

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Dollars in Millions

depreciable life of a long-lived asset to be abandoned, and establishes more restrictive criteria to classify an asset or asset group as “held for sale.” The adoption of SFAS No. 144 did not have a material impact on the Company’s results of operations, financial position or cash flows, including the results associated with the Company’s Mobitex data business.

At September 30, 2002, the carrying value of the long-lived assets used in the Company’s Mobitex data business was $212. The projected cash flows of the Mobitex data business are dependent upon the timing of our migration to data services over our cellular/ PCS network as well as other competitive and technological factors. We periodically evaluate the undiscounted cash flows of this business to determine the need to write down those assets to fair value.

6.	INVESTMENTS IN AND ADVANCES TO EQUITY AFFILIATES The Company has investments in affiliates for which it does not have a controlling interest that are accounted for under the equity method. The more significant of these investments are GSM Facilities LLC (Factory), a jointly-controlled infrastructure venture with T-Mobile USA, Inc. (T-Mobile, formerly known as VoiceStream Wireless Corporation) for networks in the New York City metropolitan area, California and Nevada, and Salmon PCS LLC (Salmon), formed to bid as a “very small business” on FCC licenses and build out and operate wireless voice and data communications systems using those licenses.

Investments in and advances to equity affiliates consist of the following:

		(Unaudited)
	December 31,	September 30,
	2001	2002

Investment in Factory	$1,275	$1,986
Investment in Salmon	262	240
Advances to Salmon, including accrued interest	475	150
Other	11	11

Investments in and advances to equity affiliates	$2,023	$2,387

Infrastructure Venture with T-Mobile (Factory)

The monthly cash operating expenses of Factory are charged to the Company and T-Mobile based upon their share of the total minutes of use on the respective networks. Factory is expected to incur net losses due to depreciation and interest expense, which are not reimbursed by the Company and T-Mobile. For the three and nine months ended September 30, 2002, the Company recorded equity in the net losses of Factory of $60 and $168, respectively. The venture was formed in the fourth quarter of 2001.

The Company and T-Mobile have agreed to jointly fund capital expenditures of the venture. For the three and nine months ended September 30, 2002, the Company made contributions of $429 and $879, respectively, to the venture that were principally related to capital expenditures in the California, Nevada and New York City markets. Additional contributions to Factory will generally be based upon the Company’s proportionate share of the annual capital expenditure

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)
Dollars in Millions

requirements, and such contributions will be accounted for as an increase in the Company’s investment. The Company also has a contractual commitment to make cash contributions of $225 in 2002 and $225 in 2003. The contribution amounts above include a $175 cash contribution made by the Company during the third quarter of 2002 in partial satisfaction of our $225 contractual commitment for 2002. In addition, Factory will make monthly payments on approximately $174 of the Company’s tower capital lease obligations which are reflected in the Company’s investment in Factory. At September 30, 2002, the Company’s economic interest in Factory approximated 80%.

     Salmon

In April 2002, the FCC refunded to Salmon 85% of the auction deposits pertaining to the FCC licenses subject to challenge, and Salmon used these proceeds to repay $358 in principal and interest to the Company. Advances and loans to Salmon for the three and nine months ended September 30, 2002 totaled $6 and $14, respectively. Interest income of $4 and $19 was recognized on the loan balance for the three and nine months ended September 30, 2002, respectively. Equity losses of $5 and $25 associated with the Company’s investment in Salmon were recorded for the three and nine months ended September 30, 2002, respectively. We also recorded $3 of capitalized interest for the nine months ended September 30, 2002.

7.	ACQUISITION

Transaction with T-Mobile In April 2002, the Company and an affiliate of SBC completed a transaction with T-Mobile in which T-Mobile contributed assets for a 6% equity interest in the Company’s Puerto Rico wireless communications operations. No gain or loss was recognized on this transaction. Following this transaction, the Company’s ownership interest in the Puerto Rico business is 47%. Due to the fact that all existing control provisions have been retained by the Company, consolidation of the financial statements of the Puerto Rico business will continue.

8.	COMMUNICATION TOWERS

Transaction with SpectraSite Some of the communications towers the Company uses in its business are subject to leasing, maintenance and other arrangements with SpectraSite Holdings, Inc. (SpectraSite). In May 2002, the Company terminated its build-to-suit agreement with SpectraSite and, accordingly, certain completed towers, towers under construction and other work-in-progress were transferred to the Company during the transition period. During the three month period ended September 30, 2002, the Company made payments of $6 to reimburse SpectraSite for the costs incurred related to these towers and work-in-progress.

Transaction with Crown Some of the communications towers the Company uses in its business are subject to leasing, maintenance and other arrangements with Crown Castle International (Crown). In September 2002, the Company terminated its build-to-suit agreement with Crown and, accordingly, certain completed towers and other work-in-progress were transferred to the Company.

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

Dollars in Millions

9.	LONG-TERM INCENTIVE PLAN Pursuant to the Cingular Wireless Long-Term Incentive Plan (the Plan) approved by the board of directors, the Company granted performance units, valued at $50 (whole dollars) each as of January 1, 2002 to eligible participants. The value of the performance units will be determined based upon the achievement of certain Company objectives regarding revenue growth and return on capital during the three-year performance period 2002 – 2004 and will be payable during the first quarter of 2005. The value of the award payable at the end of the performance period will range from 0% to 200% of the original granted performance units based upon the achievement of the performance target. The Company has determined that the Plan is compensatory and will accrue compensation expense over the term of the Plan. For the three and nine months ended September 30, 2002, the Company accrued compensation expense of $5 and $15, respectively, associated with the Plan.

10.	RECENT ACCOUNTING PRONOUNCEMENTS In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143). This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and capitalize that amount as a part of the book value of the long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 is effective for financial statements for fiscal years beginning after June 15, 2002. We will adopt the statement effective January 1, 2003. We are currently evaluating the impact of this statement on our results of operations, financial position and cash flows.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Among other things, this statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in Accounting Principles Board Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, which requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations, will now be applied. We will be required to adopt the provisions of this statement related to the rescission of SFAS No. 4 no later than January 1, 2003. This statement will not have an effect on the Company’s results of operations, financial position, or cash flows upon adoption.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring (EITF 94-3). The principal difference between SFAS No. 146 and EITF 94-3 relates to SFAS No. 146’s requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Dollars in Millions

a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as generally defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan. A fundamental conclusion reached by the FASB in this statement is that an entity’s commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. Therefore, this statement eliminates the definition and requirements for recognition of exit costs in EITF 94-3. This statement also establishes that fair value is the objective for initial measurement of the liability. The effective date of the new statement is January 1, 2003 with earlier adoption encouraged. In connection with the reorganization discussed within the “Reorganization Costs” footnote, the Company has early adopted SFAS No. 146.

11.	FORMATION OF JOINT VENTURE In January 2002, the Company entered into an agreement with AT&T Wireless Services, Inc. (AT&T Wireless) to form a jointly-controlled venture to build out a GSM/ GPRS/ EDGE network along a number of major highways in order to reduce incollect roaming expenses we pay to other carriers when our customers travel on those highways. We and AT&T Wireless will buy roaming services from the venture. We are obligated to purchase certain licenses from AT&T Wireless and to contribute the licenses and cash or other assets having a value equal to the cash or assets contributed by AT&T Wireless. We expect this venture to be formed in the first quarter of 2003 and our investment is not expected to exceed $85.

12.	RELATED PARTY TRANSACTIONS The Company incurred local interconnect and long distance charges from SBC and BellSouth and their affiliates during the three and nine months ended September 30, 2002, of $187 and $476, respectively. These charges also include amounts paid to SBC related to the infrastructure venture with T-Mobile. There were no material changes to the agreements during the respective periods.

In September 2002, SBC and BellSouth made cash capital contributions to the Company of $429 for general corporate purposes.

13.	REORGANIZATION COSTS In August 2002, the Company announced plans to reorganize its sales operations and to reduce its workforce in these and other functional areas of the business. It is expected that approximately 2,500 to 3,000 positions will be eliminated, with more than one-third occurring through the elimination of temporary positions and normal attrition. Substantially all employees affected received notification in mid-September 2002. Employee severance costs were accounted for in accordance with SFAS No. 112, Employers’ Accounting for Postemployment Benefits. For other costs of the reorganization, the Company has adopted SFAS No. 146 (see footnote 10) and will account for the costs of this reorganization when the liability is incurred. The one-time pretax costs associated with the

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

Dollars in Millions

reorganization are not expected to exceed $70. A summary of total expected costs to be incurred and the amounts incurred through September 30, 2002 is presented in the table below.

		Costs Incurred in
	Costs Expected to	Three Months Ended
	Be Incurred	September 30, 2002

Termination Benefits:
Severance and related costs	$29	$29
Outplacement	3	–
OPEB curtailment gain	(2)	–
Contract Termination Costs:
Lease terminations	10	2
Write-offs of leasehold improvements	7	1
Other Associated Costs:
Relocation and other	23	–

Total	$70	$32

The remaining costs to be incurred will be recognized in the fourth quarter of 2002 and the first half of 2003. Costs incurred through September 30, 2002 in connection with this reorganization plan are principally reflected in Selling, General and Administrative expenses in the accompanying unaudited consolidated statement of income.

At September 30, 2002, the Company has $31 accrued and no amounts were paid as of that time.

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dollars in Millions

Overview

The following should be read in conjunction with the December 31, 2001 consolidated financial statements, accompanying notes, related information and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form S-4 Registration Statement No. 333-81342.

We are a Delaware limited liability company formed in April 2000, whose members are certain SBC Communications Inc. (SBC) and BellSouth Corporation (BellSouth) subsidiaries and Cingular Wireless Corporation (CWC), our manager. In October 2000, SBC and BellSouth contributed to us substantially all of their U.S. wireless voice and data businesses.

We are the second largest provider of wireless voice and data communications services in the U.S. based upon the number of wireless subscribers. We offer wireless voice and data communications services across an extensive U.S. service territory and operate one of the largest digital wireless networks in the U.S.

RESULTS OF OPERATIONS

Our selected financial results for the three and nine months ended September 30, 2002 and 2001 (unaudited) are summarized as follows:

Selected Financial Results (Unaudited)

	Three months
	ended			Nine months ended
	September 30,			September 30,
			Percent			Percent
	2001	2002	Change	2001	2002	Change

Total operating revenues	$3,663	$3,779	3.2%	$10,473	$11,070	5.7%
Total operating expenses	2,933	3,163	7.8%	8,474	9,065	7.0%
Operating income	730	616	(15.6)%	1,999	2,005	0.3%
Income before income taxes	537	296	(44.9)%	1,422	1,067	(25.0)%
Net income	$535	$293	(45.2)%	$1,416	$1,026	(27.5)%

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dollars in Millions

Selected Financial and Operating Data (Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2001	2002	2001	2002

Licensed cellular/ PCS POPs (in millions) (end of period)(1)	217	219	217	219
Total cellular/ PCS subscribers (in thousands) (end of period)(2)	21,279	22,076	21,279	22,076
Net cellular/ PCS customer additions/ (decreases) (in thousands)	92	(107)	1,596	480
Cellular/ PCS subscriber churn(3)	3.1%	3.0%	2.8%	2.9%
Average cellular/ PCS revenue per subscriber unit (ARPU)(4)	$53.66	$52.17	$52.39	$51.58
EBITDA (in millions)(5)	$1,226	$1,094	$3,421	$3,388
EBITDA margin(6)	35.9%	31.0%	35.2%	32.8%
Capital expenditures (in millions)(7)	$707	$828	$1,688	$1,842
Total system minutes of use (in millions)	22,127	29,018	57,986	82,259

(1)	Licensed POPs refers to the number of people residing in areas where we have licenses to provide cellular or PCS service.
(2)	Cellular/ PCS subscribers include customers served through reseller agreements.
(3)	Cellular/ PCS subscriber churn is calculated by dividing the aggregate number of cellular/ PCS subscribers who cancel service during each month in a period by the total number of cellular/ PCS subscribers at the beginning of each month in that period.
(4)	ARPU is defined as cellular/ PCS service revenues during the period divided by average cellular/ PCS subscribers during the period.
(5)	EBITDA is defined as operating income plus depreciation and amortization. EBITDA is not presented as an alternative measure of operating results or cash flows from operations, as determined in accordance with generally accepted accounting principles, but because we believe it is a widely accepted indicator of our ability to incur and service debt and make capital expenditures. EBITDA does not give effect to cash used for debt service requirements and distributions and thus does not reflect funds available for dividends, reinvestment or other discretionary uses. In addition, EBITDA as presented herein may not be comparable to similarly titled measures reported by other companies.
(6)	EBITDA margin is defined as EBITDA divided by service revenues.
(7)	Capital expenditures for the three and nine months ended September 30, 2002, respectively, do not include capital expenditures and cash contributions related to the Company’s infrastructure venture with T-Mobile USA, Inc. (T-Mobile, formerly known as VoiceStream Wireless Corporation).

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
Dollars in Millions

Three and Nine Months Ended September 30, 2002 Compared to Three and Nine Months Ended September 30, 2001

Customer Base

Cellular/ PCS customers were 22.1 million at September 30, 2002, an increase of 3.8% from the 21.3 million customers at September 30, 2001. Net cellular/ PCS customer decreases for the three months ended September 30, 2002 were 107,000 compared with 92,000 net customer additions for the three months ended September 30, 2001. Net cellular/ PCS customer additions for the nine months ended September 30, 2002 were 480,000, a decrease of 69.9% from the 1,596,000 net customer additions for the nine months ended September 30, 2001. The slower rate of growth for the 2002 period reflects the economic slowdown, increasing competition and continued decline in our prepaid and reseller customer bases. It also reflects strategies to focus on acquiring higher quality non-reseller postpaid customers, which historically contribute to higher ARPU and lower churn, and selectively holding or raising prices to protect margins. We expect these trends to continue.

During the three months ended September 30, 2002, our postpaid subscriber base increased 325,000, including approximately 200,000 former WorldCom Inc. (WorldCom) reseller subscribers who transferred to us after WorldCom made the decision to exit the reseller business. Prepaid and reseller subscribers decreased by 70,000 and 362,000, respectively, during the quarter. During the nine months ended September 30, 2002, the postpaid subscriber base increased 1,160,000 while prepaid subscribers decreased 67,000 and reseller subscribers decreased 613,000.

Approximately 90% of our customers are now using our digital services, up from 88% at the end of the second quarter this year and 84% at September 30, 2001. Our networks have 100% digital coverage and 98% of our network traffic was digital at September 30, 2002, up from 95% at September 30, 2001.

For the three months ended September 30, 2002, the cellular/ PCS churn rate was 3.0% compared with a 3.1% churn rate for the three months ended September 30, 2001. For the nine months ended September 30, 2002, the cellular/ PCS churn rate was 2.9% compared with a 2.8% churn rate for the nine months ended September 30, 2001. Deterioration of prepaid and reseller customer counts continued to negatively impact churn in 2002.

In addition to our cellular and PCS licenses, we own FCC licenses to provide data services over a separate frequency band. Our network at this band utilizes a different technology called “Mobitex.” The number of our Mobitex data network customers increased to approximately 801,000 at September 30, 2002, a 14.9% increase from 697,000 customers at September 30, 2001. Net customer additions for the three months ended September 30, 2002 were 13,000, compared to the net additions of 8,000 in the prior year quarter. Net customer additions for the nine months ended September 30, 2002 were 68,000, a decrease of 45.2% from the 124,000 net customer additions for the nine months ended September 30, 2001. Most of these customers are business customers, and the decline in net additions reflects primarily competition, the economic slowdown, and reduced reseller net customer additions.

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dollars in Millions

Operating Revenues

Total operating revenues increased $116, or 3.2%, to $3,779 for the three months ended September 30, 2002, compared with the three months ended September 30, 2001; and increased $597, or 5.7%, to $11,070 for the nine months ended September 30, 2002, compared with the nine months ended September 30, 2001. Although total operating revenues increased in both periods, the rate of increase continues to decline, reflecting slower customer growth, higher penetration levels, lower long distance and roaming revenues, and lower prices for our services driven by increasing competition. The components of the change in operating revenues are described below.

Service revenues.   Service revenues for the three months ended September 30, 2002 were $3,525, an increase of $112, or 3.3%, compared with $3,413 for the three months ended September 30, 2001. Service revenues for the nine months ended September 30, 2002 were $10,333, an increase of $628, or 6.5%, compared with $9,705 for the nine months ended September 30, 2001. Service revenues increased for the three and nine months ended September 30, 2002 by $55 and $195, respectively, compared with the prior year corresponding periods, as a result of the contribution of the Puerto Rico wireless properties in September 2001.

Service revenues are comprised of local service, roaming, long distance and other revenues. Local service revenues include recurring monthly access charges, airtime usage, including prepaid service when earned, and charges for optional features and services, such as voice mail, mobile-to-mobile calling, roadside assistance, caller ID, handset insurance and data services. Roaming revenues include revenues that we collect from our customers who roam outside their selected home coverage area, referred to as “incollect” roaming revenues, and revenues from other wireless carriers for roaming by their customers on our network, referred to as “outcollect” roaming revenues.

Local service revenues for the three months ended September 30, 2002 were $3,040, an increase of $240, or 8.6%, compared with $2,800 for the three months ended September 30, 2001. For the nine months ended September 30, 2002, local service revenues were $8,912, an increase of $940, or 11.8%, compared with $7,972 for the nine months ended September 30, 2001. The increase for the three and nine month periods was primarily driven by 6.1% and 8.4% increases, respectively, in the average number of cellular/ PCS subscribers versus the same periods one year earlier. Increases in local service revenues in both periods were also driven by 24.0% and 30.6% increases, respectively, in local minutes of use per customer and the continued migration of our customers to all-inclusive rate plans that include roaming and long distance. For the three and nine months ended September 30, 2002, revenue of $41 and $115, respectively, from the provision of handset insurance through a new subsidiary also generated increases over the prior periods.

Incollect revenues for the three months ended September 30, 2002 were $209, a decrease of $58, or 21.7%, compared with $267 for the three months ended September 30, 2001. Incollect revenues for the nine months ended September 30, 2002 were $602, a decrease of $72, or 10.7%, compared with $674 for the corresponding prior year period. Incollect revenues continue to decline as more of our customers adopt regional and national rate plans, which include free roaming in bundled minute plans.

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dollars in Millions

Outcollect revenues for the three months ended September 30, 2002 were $191, a decrease of $66, or 25.7%, compared with $257 for the three months ended September 30, 2001. For the nine months ended September 30, 2002, outcollect revenues were $552, a decrease of $178, or 24.4%, compared with $730 for the nine months ended September 30, 2001. These declines reflect not only lower negotiated roaming rates but also the continued build out of competitors’ networks and the impact of our infrastructure venture with T-Mobile, thereby reducing the need for our competitors’ customers to roam on our network.

Long distance revenues for the three and nine months ended September 30, 2002 comprised only approximately 1.5% of total service revenues. These revenues continue to decline as our customers migrate to all-inclusive rate plans that include long distance service in the monthly access charge.

ARPU declined by $1.49 to $52.17, or 2.8%, from $53.66 in the quarter ended September 30, 2001, and by $0.81 to $51.58, or 1.5%, from $52.39 in the nine months ended September 30, 2001. This was largely due to all the factors impacting revenues previously discussed. The consolidation of Puerto Rico operating results in our financial statements in the nine months of 2002, adversely affected ARPU as a result of the heavy concentration of prepaid subscribers in Puerto Rico. This consolidation of Puerto Rico resulted in a negative ARPU impact upon the consolidated results of $0.32 and $0.35 for the three and nine months ended September 30, 2002, respectively.

Equipment sales.   Equipment sales for the three months ended September 30, 2002 were $254, an increase of $4, or 1.6%, compared with $250 for the three months ended September 30, 2001. Equipment sales for the nine months ended September 30, 2002 were $737, a decrease of $31, or 4.0%, compared with $768 for the nine months ended September 30, 2001. For the three months ended September 30, 2002, revenues increased as a result of a 3.7% increase in non-reseller gross additions and increased purchases by national retailers. For the nine months ended September 30, 2002, revenues also increased as a result of a 2.9% increase in non-reseller gross customer additions. However, for the three and nine months ended September 30, 2002, equipment sales were negatively affected due to the new handset insurance program, which resulted in premium revenues being recorded as service revenue rather than equipment sales.

Operating Expenses

Cost of services (exclusive of depreciation).   Cost of services primarily includes expenses to monitor, maintain and service our network, landline facilities expense, incollect roaming charges from other carriers and long distance expense. Cost of services for the three months ended September 30, 2002 was $887, an increase of $142, or 19.1%, compared with $745 for the three months ended September 30, 2001. Cost of services for the nine months ended September 30, 2002 was $2,398, an increase of $361, or 17.7%, compared with $2,037 for the nine months ended September 30, 2001. Cost increases for both the three and nine months ended September 30, 2002 were driven by increases in system minutes of use, roaming, and long distance usage. When compared with the same prior year periods, system minutes of use increases of 31.1% and 41.9% for the three and nine months ended September 30, 2002, respectively, can be partially attributed to corresponding 6.1% and 8.4% increases in average number of subscribers. Additionally, the increase in system minutes of use, roaming, and long distance costs is a result of customer migration to

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dollars in Millions

attractive digital rate plans that include more minutes, free long distance calling, and free roaming. For the three and nine months ended September 30, 2002, insurance losses of $30 and $70, respectively, from the provision of handset insurance through the new captive insurance subsidiary also contributed to the increases over the corresponding prior year periods. Although systems costs are increasing, efficiencies attributable to digital networks contribute to decreasing per-minute costs.

Cost of equipment sales.  Cost of equipment sales for the three months ended September 30, 2002 was $362, a decrease of $14, or 3.7%, when compared with $376 for the three months ended September 30, 2001. Cost of equipment sales for the nine months ended September 30, 2002 was $1,174, a decrease of $59, or 4.8%, compared with $1,233 for the nine months ended September 30, 2001. For the three months and nine months ended September 30, 2002, the decline in equipment costs was primarily attributable to the new handset insurance program, which results in equipment replacement costs being reflected as a cost of service of the captive insurance company rather than a cost of equipment sales. The decreases in cost of equipment sales for both periods were also driven by more favorable per-unit pricing in 2002. These decreases were offset to a limited degree by increases in upgrade equipment costs and non-reseller gross customer additions.

Selling, general and administrative expenses.  Selling, general and administrative expenses for the three months ended September 30, 2002 were $1,436, an increase of $120, or 9.1%, compared with $1,316 for the three months ended September 30, 2001. For the nine months ended September 30, 2002, selling, general and administrative expenses were $4,110, an increase of $328, or 8.7%, compared with $3,782 for the nine months ended September 30, 2001. The increase over the same periods of the prior year was attributable to higher residual and upgrade commissions, direct commissions, costs to maintain the existing customer base and costs associated with the launch of Cingular Wireless service in New York City. For the three months ended September 30, 2002, costs also include bad debt increases and $27 related to the reorganization of the sales operation and workforce reductions. Additional reorganization costs, including relocation and certain real estate related costs, of approximately $30 will be included in selling, general and administrative expenses in the fourth quarter of 2002 and the first half of 2003.

Depreciation and amortization.  Depreciation and amortization for the three months ended September 30, 2002 were $478, a decrease of $18, or 3.6%, compared with $496 for the three months ended September 30, 2001. For the nine months ended September 30, 2002, depreciation and amortization were $1,383, a decrease of $39, or 2.7%, compared with $1,422 for the nine months ended September 30, 2001. For the nine months ended September 30, 2002, depreciation expense increased by $123 compared with the corresponding period in 2001. For this period, an increase in depreciation expense associated with new capital assets was partially offset by a reduction in depreciation expense associated with assets contributed to our network infrastructure venture with T-Mobile. This depreciation expense is now reflected as a component of equity in net loss of affiliates. For the three and nine months ended September 30, 2002, amortization expense decreased by $64 and $162, respectively, compared with the corresponding prior year periods. This was primarily attributable to the January 1, 2002 adoption of SFAS No. 142.

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
Dollars in Millions

Interest Expense

Interest expense for the three months ended September 30, 2002 was $233, an increase of $38, or 19.5%, compared with $195 for the three months ended September 30, 2001. For the nine months ended September 30, 2002, interest expense was $679, an increase of $85, or 14.3%, compared with $594 for the nine months ended September 30, 2001. The increase in interest expense primarily resulted from the issuance in December 2001 of $2,000 in fixed-rate Senior Notes to refinance lower interest-bearing commercial paper and fund capital expenditures and working capital.

Equity in Net Loss of Affiliates, Net

Equity in net loss of affiliates, for the three months ended September 30, 2002 was $64, an increase of $53, compared with $11 for the same period in 2001. For the nine months ended September 30, 2002, equity in net loss of affiliates, was $189, an increase of $163, compared with $26 for the same period in 2001. The increases primarily reflect $60 and $168 in equity losses associated with the investment in our jointly-controlled venture with T-Mobile for the three and nine months ended September 30, 2002, respectively. The venture was formed in the fourth quarter of 2001.

Other, Net

Other, net for the three months ended September 30, 2002 was $4, a decrease of $38, compared with $42 for the same period in 2001. Other, net for the nine months ended September 30, 2002 was $22, a decrease of $124, compared with $146 for the same period in 2001. The decrease for the three months includes a $15 decrease in both interest income and gains from partitioning transactions in our Carolinas markets and an $8 decrease in interest income on our advances to Salmon. For the nine month period, the decrease is primarily due to a $76 gain associated with the distribution of assets to us at fair value following a partnership dissolution in 2001, a reduction of $24 in interest income and gains from partitioning transactions, an $11 decrease in interest income on advances to Salmon, and a $6 write-off of a cost method investment in 2002.

Cumulative Effect of Accounting Change

Cumulative effect of change in accounting principle, net of tax, was a loss of $32 during the nine months ended September 30, 2002 and resulted from an impairment of goodwill related to the Mobitex data business upon the adoption of SFAS No. 142, effective January 1, 2002.

Liquidity and Capital Resources

We expect to have significant cash needs over the next several years, as described below.

Capital expenditures and other investments

Network upgrades and expansion. The operation, upgrade and expansion of our networks will require substantial amounts of capital over the next several years. During 2002, we expect to spend $4,200 to $4,600 for our ongoing capital expenditures and equity investments. These estimates include costs for upgrading our TDMA systems with GSM voice and GPRS/ EDGE data technology, making equity contributions and/or secured loans to Salmon, and funding our network

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dollars in Millions

sharing venture with T-Mobile. Excluding our network infrastructure venture with T-Mobile and investment in Salmon, capital expenditures totaled $828 for the three months ended September 30, 2002 and $1,842 for the nine months ended September 30, 2002.

The GSM network upgrade is currently on schedule and we expect to have 50% of our POPs covered by GSM by the end of 2002 and 90% by the end of 2003. We estimate that the aggregate capital cost of our network upgrade will be approximately $2,600 to $2,800 through 2004 when the upgrade project is expected to conclude. While we will continue to sell and market TDMA services for the foreseeable future, the amount of future projected cash flows to be derived from the TDMA network assets is highly dependent upon the rate of transition of existing subscribers using TDMA equipment to GSM/EDGE capable equipment, as well as other competitive and technological factors. Currently, the TDMA network assets are generally depreciated over an eight year period. We periodically evaluate whether a revision of the estimated useful lives is warranted based on the projected transition of network traffic to GSM. Such a revision may require the depreciation of those assets to be recognized over a shorter timeframe.

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

Investment in Salmon.   We and Crowley Digital Wireless LLC (Crowley Digital) formed Salmon to bid for PCS licenses in an FCC auction that ended in January 2001. Salmon was successful in bidding for 79 licenses covering more than 80 million POPs. Many of these licenses are still subject to legal challenge and have not been granted, as discussed below.

Our investment in Salmon is accounted for as an equity investment because we have a non-controlling equity interest in Salmon. We currently recognize our portion of Salmon’s losses in our consolidated statements of income as equity in net income (loss) of affiliate because of our equity interest in Salmon. Until Salmon’s networks are built out and it has acquired a significant number of subscribers, it is expected to generate significant operating losses. Crowley Digital is not committed to provide equity funding in excess of its initial capital contribution of $50. As a result, we will recognize 100% of Salmon’s losses at such time as Crowley Digital’s capital contribution has been reduced by its proportionate share of Salmon’s losses.

We have a net investment in Salmon of $240 and $150 in secured loans (including accrued interest) as of September 30, 2002. Salmon used these funds to make full payment on the 45 licenses that the FCC granted to Salmon and for the downpayment, net of refunds paid to Salmon by the FCC, on the 34 licenses that remain subject to challenge. While a majority of these licenses are not scheduled for buildout until 2004, we estimate that Salmon will ask us to provide it with an additional $3 to $6 during 2002 to fund its operations. During the three and nine months ended

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dollars in Millions

September 30, 2002, we made additional advances and loans to Salmon of $6 and $14, respectively. In addition, we have agreed that, upon Salmon’s request, we will provide, through additional secured loans and equity contributions, substantially all of the funding that Salmon will require to make full payment on the remaining 34 licenses for which it was the winning bidder, if they are awarded, to build out and operate its systems and to fund operating losses.

On October 8, 2002, the U. S. Supreme Court heard oral arguments on the validity of the FCC’s spectrum auction process whereby wireless licenses of bankrupt carriers were reclaimed by the FCC and reauctioned. Thirty of such licenses, which were won at auction by Salmon, have not been issued and remain subject to these proceedings. If the Supreme Court rules in favor of the FCC, we could be required to provide approximately two billion dollars in debt or equity capital to Salmon so that it could pay for these licenses upon conclusion of further proceedings. A decision is expected by the first quarter of 2003. Also, the FCC has requested comment on a proposal to release the winning bidders from their bids and payment obligations. We and Salmon have filed comments supporting this initiative. The FCC is expected to issue its decision in the fourth quarter of 2002.

Investment in Venture with T-Mobile (Factory).   In November 2001, we and T-Mobile formed a jointly-controlled infrastructure venture to allow the companies to share network infrastructures in the California, Nevada and New York City metropolitan area markets. We and T-Mobile buy access to the venture’s network infrastructure but each of us has retained ownership and control of our own FCC licenses. Although the networks we contributed to the venture are constructed and operational, we will be required to invest additional capital to modify and expand the network and to fund cash operating expenses.

We and T-Mobile have agreed to jointly fund capital expenditures of the venture. For the three and nine months ended September 30, 2002, we made contributions of $429 and $879, respectively, to the venture that were principally related to capital expenditures in the California, Nevada and New York City markets. Additional contributions to Factory will generally be based upon our proportionate share of the annual capital expenditure requirements, and such contributions will be accounted for as an increase in our investment. We also have a contractual commitment to make cash contributions of $225 in 2002 and $225 in 2003. The contribution amounts above include a $175 cash contribution made by us during the third quarter of 2002 in partial satisfaction of our $225 contractual commitment for 2002. In addition, Factory will make monthly payments on approximately $174 of our tower capital lease obligations which are reflected in our investment in Factory. At September 30, 2002, our economic interest in Factory approximated 80%.

Formation of Joint Venture.   In January 2002, we entered into an agreement with AT&T Wireless to form a jointly-controlled venture to build out a GSM/ GPRS/ EDGE network along a number of major highways in order to reduce incollect roaming expenses we pay to other carriers when our customers travel on those highways. We and AT&T Wireless will buy roaming services from the venture. We are obligated to contribute licenses and cash or other assets having a value equal to the cash or assets contributed by AT&T Wireless. We expect this venture to be formed in the first quarter of 2003 and our investment is not expected to exceed $85.

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
Dollars in Millions

Debt service

As of September 30, 2002, we had $12,570 of consolidated indebtedness and capitalized lease obligations. This debt includes an aggregate of $9,678 in unsecured, subordinated member loans from SBC and BellSouth and $2,000 in unsecured Senior Notes. We may incur significant additional indebtedness in the next several years to help fund our cash needs. Our current long-term credit ratings are A+, A and A3 with Standard & Poor’s, Fitch Ratings and Moody’s Investor Service, respectively. These credit ratings are currently on negative outlook by both Moody’s Investor Service and Fitch Ratings and are considered stable by Standard & Poor’s.

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

Capital resources

We expect to rely on a combination of cash provided by operations and external financing to fund continued development and expansion, debt service needs, and distributions to our members. Other sources of external funding may include equity issuances, issuance of commercial paper and other debt and borrowings from SBC or BellSouth, which may not be subordinated in the same manner as the subordinated member loans described above. Neither SBC nor BellSouth is obligated to provide additional financing to us.

In order to maintain short-term liquidity, our manager’s board has authorized us to issue up to $6,000 of commercial paper through selected dealers. Our commercial paper program is supported by a $3,000 revolving credit facility which expires on November 18, 2002. We are currently in discussion with lenders to replace this facility with a smaller revolving credit facility. As of September 30, 2002, we had no commercial paper or revolving credit facility debt outstanding. The credit facility contains customary events of defaults and covenants, including a covenant to maintain a specified debt (excluding subordinated shareholder loans) to trailing four quarters EBITDA ratio, a limitation on mergers and sale of all or substantially all of our assets, and a negative pledge. We are in compliance with all such ratios and covenants under our credit facility, and there are no other material covenants that we are subject to under other agreements. We believe we will have sufficient operating cash flow to enable us to continue to meet the leverage ratio maintenance covenant in the credit facility.

We believe that internally generated funding, together with commercial paper issuances and other external financing, will be sufficient to fund capital expenditures, pay principal and interest on our outstanding debt, and make distributions to our members for the foreseeable future. We plan to rely on commercial paper issuances when internally generated funds are insufficient and to periodically refinance commercial paper with long-term debt or equity when advantageous. We may need to secure additional financing to make loans and equity contributions to Salmon, to fund equity

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
Dollars in Millions

contributions to our infrastructure ventures with T-Mobile and AT&T Wireless, to acquire FCC licenses or other wireless providers, and to repay debt.

Contractual commitments

Including the expected capital expenditures as described above, we are contractually committed for the following amounts for the next three years. The following table provides a summary of these obligations (excluding any commercial paper that we may issue from time to time) as of December 31, 2001. In the third quarter of 2002, we paid $175 of our contractual commitment to the T-Mobile venture. There were no other material changes to our contractual obligations as of September 30, 2002.

	Estimated Payments Due by Year
	(Dollars in millions)
Contractual Obligations and Debt Repayment	2002	2003	2004	Total

Investment in Salmon[1]	$30	$30	$30	$90
Investment in T-Mobile venture	225	225	—	450
Capital lease obligations	35	38	37	110
Debt due to affiliates[2]	—	—	9,678	9,678
Other long-term debt	3	3	50	56
Interest payments	909	912	366	2,187

Total	$1,202	$1,208	$10,161	$12,571

[1] If Salmon is awarded all FCC licenses for which it was the high bidder in the FCC’s January 2001 auction, we may additionally be required to lend approximately $2 billion in additional funds to Salmon in 2003.

[2] We do not expect SBC and BellSouth to require any repayment if it would impair our debt ratings or impair our working capital or if we cannot advantageously raise debt or equity proceeds from external financing sources.

Related Party Transactions

We incurred local interconnect and long distance charges from SBC and BellSouth and their affiliates during the three and nine months ended September 30, 2002, of $187 and $476, respectively. These charges also include amounts paid to SBC related to our infrastructure venture with T-Mobile. There were no material changes to the agreements during the respective periods.

In September 2002, SBC and BellSouth made cash capital contributions to us of $429 for general corporate purposes.

Other Business Matters

In July 2002, WorldCom filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Subsequent to this filing, approximately 200,000 former WorldCom reseller

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
Dollars in Millions

customers became our direct customers as of September 30, 2002. We previously supplied airtime for WorldCom to serve those customers and approximately 200,000 other reseller subscribers who did not transition to become our direct subscribers. Upon completion of the transition of WorldCom customers in the fourth quarter, we will pay WorldCom a fee for each customer retained. Any amounts paid are not expected to be material to our results of operations, financial position or liquidity.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reflected in the consolidated financial statements and accompanying notes. We base our estimates on historical experience, where applicable, and other assumptions that we believe are reasonable under the circumstances. Actual results could differ from those estimates under different assumptions or conditions. The various policies that are important to the portrayal of our financial condition and results of operations include:

•	We depreciate our wireless communications equipment using the straight-line method over estimated useful lives. We periodically review changes in our technology and industry conditions, asset retirement activity and cost of removal and salvage to determine adjustments to estimated remaining useful lives and depreciation rates.

•	We review long-lived assets, consisting primarily of property, plant and equipment and intangible assets with finite lives, for impairment as described in the notes to our consolidated financial statements. In analyzing potential impairments, we use projections of future cash flows from the assets. These projections are based on our views of growth rates for the related business and anticipated future economic conditions and the appropriate discount rates relative to risk and estimates of residual values. If changes in growth rates, future economic conditions or discount rates and estimates of terminal values were to occur, long-lived assets may become impaired.

•	We review goodwill and FCC licenses for impairment based on the requirements of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). We adopted this new accounting standard effective January 1, 2002. Under this standard, a new impairment testing process is required to be performed on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The determination of fair value is critical to assessing impairments under SFAS No. 142 and includes significant assumptions and estimates.

•	We recognize service revenues based upon minutes of use and contracted fees, net of credits and adjustments for service discounts. As a result of our billing cycle cut-off times, we are required to make estimates for service revenue earned but not yet billed at the end of each quarter. These estimates are based primarily upon actual and historical minutes of use.

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
Dollars in Millions

•	We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We base our estimates on the aging of our accounts receivable balances and our historical write-off experience, net of recoveries. If the financial condition of our customers were to deteriorate, additional allowances may be required.

•	We maintain inventory valuation reserves for obsolescence. Reserves for obsolescence are determined based on analysis of inventory agings. Changes in technology may require us to provide additional reserves.

•	We hold non-controlling investments in several entities for which we apply the equity or cost method of accounting. We record impairments associated with these investments when we determine that the decline in market value of the investment below our net book value is deemed to be other than temporary. Volatility in market prices of these investments or poor operating performance of these entities could result in future values of these investments declining below our carrying value.

•	We calculate the costs of providing retiree benefits under the provisions of SFAS No. 87, Employers’ Accounting for Pensions, and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. The key assumptions used in making these calculations are disclosed in the notes to our consolidated financial statements. The most significant of these assumptions are the discount rate used to value the future obligation, expected return on plan assets and health care cost trend rates. We select the discount rate commensurate with current market interest rates on high-quality, fixed-rate debt securities. The expected return on assets is based on our current view of the long-term returns on assets held by the plans, which is influenced by historical averages. The medical cost trend rate is based on our actual medical claims and future projections of medical cost trends.

Recent Accounting Pronouncements

See note 10 to our consolidated interim financial statements.

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Dollars in Millions

There has been no material change in the disclosures about our sensitivities to market risk related to financial instruments since March 31, 2002, which is included in our Form S-4 Registration Statement No. 333-81342 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Factors That May Affect Our Business – Market Risk”.

Item 4.     Controls and Procedures

On November 5, 2002 (Evaluation Date), management concluded its evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. As of the Evaluation Date, the Company’s President and Chief Executive Officer and its Chief Financial Officer concluded that the Company maintains disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its President and Chief Executive Officer and its Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives. The Company also has investments in certain unconsolidated entities. As the Company does not control or manage these entities, its disclosure controls and procedures with respect to such entities are necessarily more limited than those it maintains with respect to its consolidated subsidiaries. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

CAUTIONARY LANGUAGE CONCERNING FORWARD-LOOKING STATEMENTS

Information set forth in this report contains forward-looking statements that are subject to risks and uncertainties.

The following factors could cause our future results to differ materially from those expressed in the forward-looking statements:

•	The pervasive and intensifying competition in all markets where we operate;
•	Problems associated with the transition of our network from TDMA to GSM standards caused by delayed deliveries of infrastructure equipment and handsets, cost overruns, perceived TDMA service degradation as more spectrum is devoted to GSM service, customer dissatisfaction with new handsets that operate on TDMA and GSM networks, equipment malfunctions and other factors;
•	Slow growth of our data services due to lack of popular applications, terminal equipment and advanced technology;
•	Shortages and unavailability of spectrum for new services and to expand geographically;
•	Adverse economic changes in the markets we serve;
•	Changes in available technology that make our existing technology obsolete or expensive to upgrade;
•	The final outcome of FCC proceedings, including rulemakings, and judicial review, if any, of such proceedings;
•	Enactment of additional state and federal regulatory laws and regulations pertaining to our operations;
•	Availability and cost of capital; and
•	Impact of industry consolidation.

Readers are cautioned that other factors not enumerated here also could materially impact our future earnings, financial position and cash flows.

You should not place undue reliance upon forward-looking statements contained herein and should carefully read other reports that we will from time to time file with the SEC under the Exchange Act. The information in this report, including the forward-looking statements, speaks only as of the date of this filing. We do not undertake to update any forward-looking statement contained in this report.

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

We are also subject to claims incidental to the normal conduct of our business, including actions by customers, vendors and employees and former employees. Please see “Business – Legal Proceedings” in our Form S-4 Registration Statement No. 333-81342 for a more complete summary of the legal proceedings to which we are subject. We believe that these matters will not be material to our financial position, results of operations or cash flows.

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

(b) Reports on Form 8-K

The Company did not file any reports on Form 8-K during the three months ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINGULAR WIRELESS LLC

By:	CINGULAR WIRELESS CORPORATION,

as Manager

Date: November 5, 2002

By:	/s/ RICHARD G. LINDNER

Richard G. Lindner
Chief Financial Officer (Principal Financial and Accounting Officer)

302 CERTIFICATION

I, Stephen M. Carter, President and Chief Executive Officer of the Company, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Cingular Wireless LLC;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ STEPHEN M. CARTER

Stephen M. Carter
President and Chief Executive Officer

Date: November 5, 2002

302 CERTIFICATION

I, Richard G. Lindner, Chief Financial Officer of the Company, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Cingular Wireless LLC;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ RICHARD G. LINDNER

Richard G. Lindner
Chief Financial Officer

Date: November 5, 2002