Form 10-K
period 2002-12-31
CINGULAR WIRELESS LLC
filed 2003-03-11
CIK 1130452

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 333-81342

Cingular Wireless LLC

Formed under the laws of the State of Delaware

I.R.S. Employer Identification Number 74-2955068

5565 Glenridge Connector, Atlanta, Georgia 30342

Telephone Number: (404) 236-7895

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K     ☑

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.)     Yes ☐          No ☑

      The limited liability company ownership interests of the registrant are not publicly traded. Therefore, there is no aggregate market value for the registrant’s outstanding equity that is readily determinable.

Cautionary Language Concerning Forward-Looking Statements
PART I
Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholders Matters
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7a. Quantitative and Qualitative Disclosure About Market Risk
Item 8. Financial Statements and Supplemental Data
CINGULAR WIRELESS LLC REPORT OF INDEPENDENT AUDITORS
CINGULAR WIRELESS LLC CONSOLIDATED STATEMENTS OF INCOME
CINGULAR WIRELESS LLC CONSOLIDATED BALANCE SHEETS
CINGULAR WIRELESS LLC CONSOLIDATED STATEMENTS OF CASH FLOWS
CINGULAR WIRELESS LLC CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL
CINGULAR WIRELESS LLC NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SBC DOMESTIC WIRELESS GROUP REPORT OF INDEPENDENT AUDITORS
SBC DOMESTIC WIRELESS GROUP COMBINED STATEMENT OF OPERATIONS
SBC DOMESTIC WIRELESS GROUP COMBINED STATEMENT OF CASH FLOWS
SBC DOMESTIC WIRELESS GROUP COMBINED STATEMENT OF SHAREOWNER’S EQUITY
SBC DOMESTIC WIRELESS GROUP NOTES TO COMBINED FINANCIAL STATEMENTS
BELLSOUTH DOMESTIC WIRELESS GROUP REPORT OF INDEPENDENT AUDITORS
BELLSOUTH DOMESTIC WIRELESS GROUP COMBINED STATEMENT OF OPERATIONS
BELLSOUTH DOMESTIC WIRELESS GROUP COMBINED STATEMENT OF CASH FLOWS
BELLSOUTH DOMESTIC WIRELESS GROUP COMBINED STATEMENT OF SHAREOWNER’S EQUITY (DEFICIT)
BELLSOUTH DOMESTIC WIRELESS GROUP NOTES TO COMBINED FINANCIAL STATEMENTS
SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions
Item 14. Controls and Procedures
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
302 CERTIFICATION
EX-2.1.1 Second Amendment to Contribution Agreemen
EX-4.1.1 First Supplemental Indenture
EX-4.2 Senior Note Due December 15, 2006
EX-4.3 Senior Note Due December 15, 2011
EX-4.4 Senior Note Due December 15, 2031
EX-10.13 Debt Subordination Agreement
EX-10.48 Officer Communication Plan
EX-10.49 Employment Agreement/Stanley T. Sigman
EX-10.50 Employment Agreement/Stephen Carter
EX-10.51 Employment Agreement/Thaddeus Arroyo
EX-12 Computation of Ratios of Earnings
EX-21 Subsidiaries of the Company
EX-24 Powers of Attorney
EX-99.3 Section 906 Certification of the CEO
EX-99.4 Section 906 Certification of the CFO

Cautionary Language Concerning Forward-Looking Statements

      In addition to historical information, this document contains forward-looking statements regarding events, financial trends and critical accounting policies and estimates that may affect our future operating results, financial position, and cash flows. These statements are based on assumptions and estimates and are subject to risks and uncertainties.

      There are possible developments that could cause our actual results to differ materially from those forecasted or implied forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which are current only as of the date of this filing. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

      While the below list of cautionary statements is not exhaustive, some factors, in addition to those contained throughout this document, that could affect future operating results, financial position and cash flows and could cause actual results to differ materially from those expressed in the forward-looking statements are:

•	the pervasive and intensifying competition in all markets where we operate;

•	problems associated with the transition of our network to higher speed technologies caused by delayed deliveries of infrastructure equipment and handsets, cost overruns, perceived service degradation as more spectrum is devoted to new technologies, customer dissatisfaction with new handsets that operate on multiple networks to accommodate our technology migration, equipment malfunctions and other factors;

•	slow growth of our data services due to lack of popular applications, terminal equipment and advanced technology;

•	shortages and unavailability of spectrum for new services and geographic expansion;

•	pervasive and prolonged adverse economic conditions in the markets we serve;

•	changes in available technology that make our existing technology obsolete or expensive to upgrade;

•	the final outcome of Federal Communications Commission (FCC) proceedings, including rulemakings, and judicial review, if any, of such proceedings;

•	enactment of additional state and federal regulatory laws and regulations pertaining to our operations;

•	availability and cost of capital;

•	impact of industry consolidation; and

•	the outcome of pending litigation.

PART I

Item 1.     Business

Overview

      We are the second largest provider of wireless voice and data communications services in the United States in terms of customers. For the last two years, we reported:

•	U.S. wireless cellular service and personal communication services, or “PCS”, subscribers totaling 21.6 million at December 31, 2001 and 21.9 million at December 31, 2002;

•	revenues of $14.1 billion in 2001 and $14.7 billion in 2002; and

•	net income of $1.7 billion in 2001 and $1.2 billion in 2002.

      We are one of the largest digital wireless network operators in the United States.

•	We have access to licenses, either through owned licenses or licenses owned by joint ventures and affiliates, to provide cellular or PCS wireless communications services covering an aggregate of 231 million in population (POPs), or approximately 81% of the U.S. population, including in 45 of the 50 largest U.S. metropolitan areas.

•	We provide cellular or PCS services in 43 of the 50 largest U.S. metropolitan areas.

•	100% of our networks utilize digital technology.

•	At December 31, 2002, 92% of our cellular and PCS customers were using digital service, and in December 2002, 99% of our cellular and PCS minutes of use were digital.

      We provide a wide array of wireless services for individual, business and governmental users. Our data services are offered over our cellular/PCS networks and our separate Mobitex network. On a combined basis, we had 2 million active users of our data services at December 31, 2001 and over 5 million at December 31, 2002.

      The Company’s Internet website is http://www.cingular.com.

Organizational Structure

     The Company

      Our full legal name is Cingular Wireless LLC. We are a Delaware limited liability company formed in April 2000 by SBC Communications Inc. (SBC) and BellSouth Corporation (BellSouth) as the operating company for their U.S. wireless communications joint venture. In October 2000, SBC and BellSouth contributed substantially all of their U.S. wireless businesses to us in exchange for economic ownership interests in us of approximately 60% and 40%, respectively. These businesses, contributed primarily in 2000, included BellSouth Mobility, BellSouth Mobility DCS, Cellular One, Houston Cellular, BellSouth Wireless Data, Southwestern Bell Wireless, Pacific Bell Wireless, Nevada Bell Wireless, Ameritech Wireless, SNET Wireless and SBC Wireless. In January 2001, we began doing business under the “Cingular” brand name. We served customers in 37 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands as of December 31, 2002.

     Management and Governance

      SBC and BellSouth jointly control Cingular Wireless Corporation, a holding company with no material assets of its own other than a 0.0000001% economic interest in us. Its main purpose is to act as our manager and thereby control our management and operations. Our officers are appointed by its board of directors.

Our Business

      We offer a comprehensive suite of high-quality wireless voice and data communications services. Our services are available in a variety of pricing plans, including national, regional and local rate plans as well as prepaid service plans. Our voice and data offerings are tailored to meet the communications needs of targeted customer segments, including youth, family, active professionals, local and regional businesses and major national corporate accounts. The marketing and distribution plans for our services are further targeted to the specific geographic and demographic characteristics of each of our markets.

     Voice Services

      We offer a variety of competitive service packages that are designed to meet the needs of various consumer and business user segments at the local, regional and national levels. These plans have great diversity in price, minutes, calling scope and features.

      Postpaid Service. Consumer service is generally offered on a contract basis for one or two year periods. Under the terms of these contracts, service is provided and billed on a monthly basis according to the applicable pricing plan chosen. Our wireless services include basic local wireless communications service, long distance service and roaming services, which enable our subscribers to utilize other carriers’ networks when they are “roaming” outside our coverage area. We also bill other carriers for providing roaming services to their subscribers when they utilize our network outside the coverage area of their wireless service provider. We had approximately 18.9 million direct postpaid contract subscribers at December 31, 2001 and 19.8 million on December 31, 2002. In addition to basic wireless voice telephony services, we offer many enhanced features with many of our pricing plans. These features include caller ID, call waiting, call forwarding, three-way calling, no answer/busy transfer and voice mail. In some markets, we also offer complementary services for a monthly fee, such as unlimited mobile-to-mobile calling, road-side assistance and handset insurance.

      Prepaid Service. We offer prepaid service as an alternative to post-pay subscriptions. As of December 31, 2002, prepaid users, together with reseller customers (discussed below), represented less than 10% of our total subscribers. We believe that our prepaid service offering benefits from being part of a national brand, particularly with regard to distribution. We are marketing our prepaid service to distinct consumer segments such as the youth market, families, small business customers and other consumers who prefer to pay in advance. Our prepaid strategy focuses on increasing the profitability of this customer segment through offering a wider array of services and features to increase the usage, revenue and retention of these customers. In the fourth quarter of 2002, we introduced our KICSM (Keep In Contact) prepaid plan. This plan offers new handsets and popular features that had previously been available only to our post-paid users, such as long distance, caller ID, call waiting, voicemail and off-network roaming. At the same time, it retains the benefits of advance payment including no contract, no credit check, no monthly billing and enhanced ability to control spending. In addition, we are increasing the distribution of our prepaid offering to include the Internet, automated replenishment services and strategic retail partners that will allow our prepaid service to truly be a product of convenience.

      We are also improving our network infrastructure so we can provide customers with ubiquitous service and the latest technology (e.g., games and icons).

      Consistent with the industry, we experience higher churn rates and lower revenue per customer with prepaid customers than our post-paid customers; however, these impacts are generally offset by the lower cost of acquiring new prepaid customers, including lower handset subsidies, higher revenue per minute earned and absence of payment defaults.

      Reseller Service. We offer wholesale services to resellers, who purchase wireless services from us for resale to their customers. These customers do not comprise a significant revenue source for us. The number of subscribers to our service served through resellers has declined by 45% this year, primarily because WorldCom, Inc. decided to exit the reseller business.

      Equipment Sales. We sell a wide variety of handsets, or phones, manufactured by various suppliers for use with our service. We also sell accessories, such as handset faceplates and carrying cases, hands-free devices, batteries, battery chargers and other items. Handsets and accessories are also sold to agents and other third-party distributors for resale.

     Data Services

      General. Wireless data, although its revenues are and for the foreseeable future are expected to be only a small portion of our overall revenue base, is the fastest growing area of our business. We are upgrading our network and coordinating with equipment manufacturers and applications developers to take advantage of continued growth in wireless data services.

      We had over 5 million customers actively using our data services at December 31, 2002, approximately 817,000 of which we served with advanced applications over our separate Mobitex data network, with the rest using services we offer over our cellular and PCS networks.

      Wireless Data Services Offered over our Mobitex Data Network. We offer value-added wireless data applications to businesses and individuals who have a need for timely data communications to maintain a competitive advantage or increase personal productivity. We are a leader in providing end-to-end wireless data services for complex businesses such as transportation, telecommunications, utilities and other businesses. Our Mobitex data network covers over 90% of the U.S. metropolitan population, and provides coverage in 99 of the 100 largest metropolitan areas.

      We provide wireless access to corporate business applications for our customers who have mobile field personnel. Our wireless solutions allow sales managers to access corporate e-mail when away from the office and technicians to solve problems and access corporate databases from the field. These same businesses can also perform remote monitoring of devices as well as temporary or permanent wireless point-of-sale transaction processing.

      We also provide individuals and mobile professionals with the ability to access information from web sites, conduct mobile commerce transactions (e.g., trade stocks, check bank statements and buy products) and send and receive Internet e-mail, all through a hand-held, wireless device.

      We sell our customers terminal equipment, such as BlackberryTM hand-held pagers, and specialized devices for use in field/sales force automation, delivery truck and fixed location applications. In addition to collecting equipment fees, we enter into customer contracts with flat or usage-based fees.

      Wireless Data Services Offered through our Cellular and PCS Networks. We currently offer wireless e-mail services, short messaging and other data services throughout our cellular and PCS networks. We have over 15 million customers that have been provisioned with wireless Internet and short messaging data services as part of their wireless service. An example of these services is XpressMailSM service, which allows businesses to access their Microsoft Exchange ServerTM or Lotus NotesTM corporate e-mail and other desktop applications in real time from Internet-enabled mobile phones or from BlackberryTM handheld devices. We also offer wireless Internet access for use on our digital cellular and PCS networks, including a streamlined mobile Internet portal service called “My Wireless WindowSM”.

      Our wireless Internet service gives customers access to timely, personalized information such as news, weather, sports, stocks, directions, restaurant reviews, movie show times, yellow and white pages directories, games and graphics through their wireless handsets. In addition, it allows customers to shop on-line and check e-mail from anywhere and at any time wireless service is available. We are also developing a wide range of more advanced data applications for use over our cellular and PCS networks and plan to offer wireless Internet access services using other devices, such as personal digital assistants and personal computers. Our goal is to provide an array of high quality, productivity-enhancing wireless data services across our cellular and PCS networks through the use of GPRS and EDGE technologies (see definitions of GPRS and EDGE in the following “Our Network” section), similar to those we currently offer across our Mobitex data network.

Our Network

     Licenses

      We have access to licenses to provide cellular and PCS wireless services, both voice and data. We provide both analog and digital cellular services over the 850 MHz band and digital PCS services over the 1900 MHz band. We also have 900 MHz licenses to provide data services over the Mobitex data network. We obtained access to spectrum through application lotteries, mergers, acquisitions, exchanges, ventures, FCC auctions and uncontested application grants of cellular licenses.

     Coverage

      We have access to cellular/PCS licenses in 45 of the 50 largest U.S. metropolitan areas, covering an aggregate of 231 million POPs, or approximately 81% of the of U.S. population, and operate in 43 of the top 50 markets across the country. In addition, we have signed numerous roaming agreements to ensure our customers can receive wireless service in virtually all areas in the United States where cellular/PCS wireless service is available. Our cellular/PCS networks are substantially built out. Our Mobitex data network covers 90% of the U.S. metropolitan POPs, including the 50 largest U.S. metropolitan areas.

      See “— Regulatory Environment — Factors Relating to Our Industry” for FCC build-out requirements.

Technology

      We offer analog and digital service in our cellular markets and digital service in our PCS markets. We believe that digital technology offers many advantages over analog technology, including substantially increased network capacity, lower operating costs per unit, reduced susceptibility to fraud and the opportunity to provide improved data transmissions. Digital service also provides clear benefits to our customers, including extended battery life, improved voice quality, greater call security and lower per-minute costs. Digital service enables enhanced features and services, such as interactive messaging, facsimile, e-mail and wireless connections to computer/data networks and the Internet. A majority of our analog subscribers have migrated from analog to digital service, which benefits us and our customers. For the month of December 2002, digital usage accounted for 99% of our total usage based on minutes.

      Our networks utilize two digital voice technologies — Global System for Mobile Communications, or “GSM”, and Time Division Multiple Access, or “TDMA”. TDMA and GSM technologies work by dividing a single radio frequency into multiple time slots so it can support multiple calls. GSM is expected to offer three to four times the capacity of TDMA technology and provides economies of scale due to its predominant global use. International roaming with a single GSM phone is also possible if it has the capability of roaming over different frequencies. Therefore, we are in the process of converting all of our markets to GSM technology. In order to facilitate the ability of our customers to use our entire network, we are selling new handsets, referred to as “GAIT” phones. The new GAIT phones operate on TDMA, GSM and analog networks. These phones are priced slightly higher than current commercial handsets of similar form, features and performance. We expect to have covered 90% of our POPs with GSM voice technology by the end of 2003 and expect to complete the process in 2004. We will use both TDMA and GSM technologies for a number of years to accommodate customer migration to GSM service.

      We offer data-only services over our proprietary Mobitex network. This network utilizes a packet-switched “always on” technology.

      We also offer data services over our cellular and PCS networks. Our GSM networks are already equipped with high-speed “always on” packet switched technology called General Packet Radio Service, or “GPRS”, which allows users to access the network almost instantly. GPRS is being added concurrently with GSM technology to our TDMA voice networks. We plan to deploy an even faster technology called Enhanced Data Rates for Global Evolution, or “EDGE”, beginning in 2003, primarily through software upgrades.

Spectrum Capacity

      We currently own licenses for spectrum in the 850 MHz and 1900 MHz bands. We expect that the demand for our wireless services will grow over the next several years as the demand for both traditional wireless voice services and wireless data and Internet services increases significantly. We anticipate needing access to additional spectrum in selected densely populated markets to meet expected demand for existing services and throughout our network to provide full third generation “3G” services beyond EDGE.

      In order to acquire access to additional spectrum, we may participate in future FCC auctions, which will likely include other radio frequency bands. In addition to the auction process, our alternatives for acquiring access to additional spectrum are expected to include spectrum exchanges with and purchases from other wireless carriers, mergers and acquisitions, joint ventures and alliances. See “Regulatory Environment” and “Factors Relating to Our Business — If we fail to obtain access to additional radio spectrum, we may not be able to expand the geographic reach of Cingular-branded services, increase our customer base in areas we currently serve or meet the anticipated demand for new services”.

      We also hold licenses for spectrum in the 900 MHz band that we use in our Mobitex data network. There are no FCC auctions for additional 900 MHz spectrum currently planned; therefore any additional spectrum we access will be through acquisitions or joint ventures with private parties.

      From time to time, we exchange or purchase licenses for spectrum and enter into joint ventures to share networks. Joint ventures such as those described below allow us to enter new markets more quickly and for substantially less capital costs. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital Expenditures and Other Investments” for further information regarding such joint ventures.

Joint Ventures and Spectrum Exchanges

Salmon PCS

      In November 2000, we and Crowley Digital Wireless, LLC formed Salmon to bid as a designated entity under the FCC’s rules for PCS licenses in part reclaimed from bankrupt carriers and reauctioned by the FCC in proceedings that concluded in January 2001. As of December 31, 2002, we had an approximately 80% non-controlling equity interest in Salmon, with the balance owned by Crowley Digital. Salmon is controlled by Crowley Digital, which in turn is controlled by George D. Crowley, Jr. Mr. Crowley is the chairman and chief executive officer of Crowley Digital and the chairman and chief executive officer of Salmon. At the conclusion of the auction proceedings, the FCC granted to Salmon 45 auctioned licenses, which cover over 11 million POPs. As a result, we have access to licenses covering an aggregate 231 million POPs, including in 45 of the 50 and 87 of the 100 largest U.S. metropolitan areas. Salmon was the successful bidder for 34 other licenses reclaimed from carriers in bankruptcy and auctioned by the FCC. In December 2002, the FCC released Salmon from its purchase obligation and returned Salmon’s remaining down payment on the 34 other licenses. The U.S. Supreme Court subsequently invalidated the auction results as to the challenged licenses, but the FCC’s grant of the 45 unchallenged licenses was not affected by this decision.

      In November 2000, Salmon entered into a management agreement for a term of eight years, which became effective in October 2001 when the 45 licenses were granted. Under this agreement, Salmon hired us to act as the manager of its PCS systems, subject to its oversight and control. In addition, pursuant to a trademark license agreement, Salmon has elected to use our trademarks in its business to offer Cingular-branded services.

      Crowley Digital has the right to put its interest in Salmon to us at a price in cash equal to its initial investment plus a specified rate of return. The put right can only be exercised at certain times, and we estimate that the earliest exercise period will begin in September 2005 and the latest exercise period will end in April 2008. We estimate that the present value of this put obligation was approximately $126 million as of December 31, 2002. This obligation is included in “Other noncurrent liabilities” in our consolidated balance sheets.

      We entered into a credit agreement with Salmon under which, until November 2006, we will provide through secured loans, upon Salmon’s request, substantially all of the capital Salmon will require to pay for the licenses, build out its system and fund working capital requirements. Loans are repayable no later than May 2008, with interest at a rate of 9% per annum, or 14% per annum if Salmon terminates the management agreement or trademark agreement.

Transactions with T-Mobile USA, Inc.

      In May 2001, we and T-Mobile USA, Inc. (formerly VoiceStream Wireless) exchanged FCC licenses covering approximately 36 million POPs each. We received licenses covering 10 MHz of spectrum for the five boroughs of New York City, all of Long Island as well as parts of upstate New York, northeast Pennsylvania, St. Louis, Detroit, Vermont, New Jersey and Connecticut. In exchange, we transferred to T-Mobile licenses covering 10 MHz of spectrum out of the 30 MHz of spectrum that we had in the California and Nevada markets. As a result of the exchange, we gained access to spectrum covering over 20 million additional POPs in the northeastern United States.

      Subsequently, in November 2001, we and T-Mobile formed a jointly-controlled venture to allow the companies to share network infrastructure in the California, Nevada and New York City markets. Each of our respective existing networks in these markets, which use GSM technology and cover approximately 56 million POPs, have been contributed to the venture. Both companies have access to the venture’s network infrastructure, and pursuant to the terms of the venture’s commercial arrangements, are able to provide our respective customers access to a weighted average spectrum depth of 39 MHz in these markets. We and T-Mobile buy network services from the venture but each of us retained ownership and control of our own licenses. Funding for capital investments and cash operating expenses of the venture is generally made by us and T-Mobile on a pro rata basis based on network traffic. We also independently market our unique services to customers using our own brand name and utilize our own sales, marketing, billing and customer care operations. In July 2002, we began marketing and providing service in the New York City market and T-Mobile began providing service in California and Nevada through the venture. Our participation in this venture gives our customers access to more spectrum and is expected to result in more robust networks and lower operating expenses and capital expenditures than if we had constructed our own network.

Joint Venture with AT&T Wireless Services, Inc.

      In January 2002, we entered into an agreement with AT&T Wireless to form a jointly-controlled and equally-owned venture to build out a GSM voice network with GPRS/EDGE data technologies along a number of major highways in order to ensure availability of GSM/GPRS/EDGE service to our customers, and reduce incollect roaming expenses we pay to other carriers, when our customers travel on those highways. We and AT&T Wireless will each buy services from the venture and provide services under our own brand names. In March 2003, we and AT&T Wireless contributed licenses and assets of equal value. We do not expect capital contributions by either party to exceed $85 million.

Spectrum Swap with AT&T Wireless

      In December 2002, we announced an agreement to transfer to AT&T Wireless our wireless license and operations in Kauai, Hawaii and wireless licenses in Alabama, Idaho, Oklahoma, Mississippi and Washington. In return, we will receive wireless licenses in Alabama, Arkansas, Georgia, Kentucky, Louisiana, Mississippi, Tennessee and Texas. We expect this transaction to close in the first half of 2003 and the associated gain is not material. As a result, our licensed coverage area will increase by approximately 1 million POPs.

Competition

      There is substantial and increasing competition in all aspects of the wireless communications industry. We compete for customers based principally on our service offerings, price, call quality, coverage area and customer service.

      Our competitors are principally large providers of cellular, PCS and other wireless communications services. We also compete with smaller companies, resellers and wireline telephone service providers. Some of our competitors have greater financial, technical, marketing, distribution and other resources than we do. In addition, some of the other large providers have more extensive coverage areas than we do. Some of the indirect retailers who sell our services also sell our competitors’ services. Moreover, we may experience significant competition from companies that provide similar services using other communications technologies and services. Some of these technologies and services are now operational and others are being developed or may be developed in the future.

      Consolidation, alliances and business ventures may increase competition. Consolidation and the formation of alliances and business ventures within the wireless communications industry have occurred and we expect that this trend will continue. We have numerous other competing wireless providers in our markets. Consolidation may create larger, better-capitalized competitors with substantial financial, technical, marketing, distribution and other resources to compete with our product and service offerings. Competitors with more complete nationwide footprints may be able to offer nationwide services and plans more economically due to economies of scale and less dependence on roaming arrangements. In addition, global combinations of wireless carriers — such as the alliance between AT&T Wireless and NTT DoCoMo Inc. of Japan, the joint venture between Sprint and Virgin Group, Verizon Wireless, which is a joint venture between Verizon and Vodafone plc, and mergers and acquisitions, such as the acquisition of T-Mobile by Deutsche Telekom — may give some domestic competitors better access to international technologies, marketing expertise and strategies and diversified sources of capital. Other large, national wireless carriers have affiliations with a number of smaller, regional wireless carriers that offer wireless services under the same national brand, thereby expanding the national carrier’s perceived national scope. In addition, infrastructure sharing ventures, while facilitating our entry into new markets, also allow our partners to compete with us in those markets.

      Governmental policy at all levels favors robust competition. For example, under current FCC rules, six or more PCS licensees, two cellular licensees and one or more enhanced specialized mobile radio, or “ESMR”, licensees may operate in each geographic area. This structure has resulted in the presence of multiple competitors in our markets and makes it challenging for us to attract new customers and retain existing ones. In addition, specialized mobile radio, or “SMR”, dispatch system operators have constructed two-way ESMR digital mobile communications systems on existing SMR frequencies in many cities throughout the United States, including most of the markets in which we operate.

      Our ability to compete successfully will depend, in part, on the quality of our network and marketing efforts and on our ability to anticipate and respond to various competitive factors affecting the industry. These factors include the introduction of new services and technologies, changes in consumer preferences, demographic trends, economic conditions, pricing strategies of competitors and our ability to take advantage of our wireless/wireline service area overlap with SBC and BellSouth. As a result of competition, we have in the past and may in the future be required to:

•	reduce prices for our services and products;

•	restructure our service packages to provide more services without increasing prices;

•	further upgrade our network infrastructure and the handsets we offer;

•	increase our advertising, promotional spending, commissions and other customer acquisition costs; and

•	increase our spending to retain customers.

      See “Factors Relating to Our Business — Substantial competition in all aspects of our business could continue to cause reduced pricing and have adverse effects on our profit margins”.

Business Strategies

      Our business strategies are to:

•	Expand our Customer Base Profitably. Recent surveys indicate that we have firmly established our brand, showing approximately 79% brand awareness at December 31, 2002, similar to the brand recognition of competitors who have been in the marketplace with their brand substantially longer than we have. We believe that we can capitalize on this brand recognition and our extensive distribution capabilities to attract new customers, including those customers switching service from other wireless carriers. We can offer new innovative product plans that provide both favorable economics and customer value such as our current “rollover plans”. We also benefit from having the largest wireless/wireline service area overlap in the United States as a result of our affiliation with SBC and BellSouth. We intend to further capitalize upon this strength and expand our distribution and bundled product offerings with SBC and BellSouth as well as explore future opportunities to integrate wireless/wireline services.

•	Reduce Costs and Enhance Service by Leveraging Our Large Scale and National Scope. Since our formation, we have made progress in realizing cost savings, including lowering of equipment costs resulting from our combined purchasing power, integration of support and billing systems, reduction of roaming rates and consolidation of customer care facilities, headquarter offices and distribution centers. With major integration projects completed, we are positioned to realize the savings from these efforts while deploying better tools to serve our customers.

•	Increase the Capacity, Speed and Functionality of our Cellular and PCS Networks by Deploying a Common Voice and Data Technology Throughout our Networks. Over 50% of our POPs had access to GSM voice and GPRS data technology as of December 31, 2002. We plan to have these technologies deployed in 90% of our markets, including all of our major markets, by the end of 2003, with the remaining coverage areas to be completed in 2004. In addition, we intend to transition our GPRS data capabilities to EDGE as software and handsets become available. This enhancement will significantly improve data speeds and spectral efficiency and will be primarily completed through software upgrades.

•	Develop and Promote Advanced Wireless Data Applications Over Multiple Communications Devices. We currently provide advanced data services over our Mobitex and cellular/PCS networks, including interactive messaging and wireless Internet access. Our Mobitex data network service also includes specialized business applications for transportation, telecommunications, banking, utilities and other businesses including mobile field personnel management, remote monitoring, point of sale and other mobile commerce applications. The deployment of GPRS and EDGE throughout the cellular/PCS networks enables us to further expand data applications to our broad base of voice customers using handsets, personal computers and personal digital assistants.

•	Expand our Existing Network Footprint and Capacity Where Economical by Obtaining Access to Additional Spectrum, Primarily Through Ventures, Alliances and Spectrum Exchanges and Purchases. We plan to further expand our digital network service and promote deployment of GSM technology so that our subscribers can enjoy seamless coverage, consistent features and high-quality service, regardless of their location. We will be opportunistic in the expansion of our network and services. Where economical, we will pursue acquisition of spectrum from private ownership or through FCC auctions. We can also gain access through innovative means such as the spectrum swap we recently announced with AT&T Wireless involving our license and properties in Kauai, Hawaii and licenses throughout the United States. We also have the ability to expand our service through network sharing ventures such as our venture with T-Mobile that allows the companies to share network infrastructures in the California, Nevada and New York City markets.

In January 2002, we entered into an agreement with AT&T Wireless to build out a GSM voice network with GPRS/EDGE data technologies along a number of major interstate highways predominately in mid-western and western states. See “Our Network”. We are also actively working with other carriers to facilitate a strong GSM/GPRS/EDGE footprint across the continental United States.

Marketing

      We are focusing our marketing strategy on promoting the Cingular brand, providing compelling products and services, delivering high-quality service and customer care, leveraging our extensive distribution network and cross-marketing with SBC and BellSouth. With 21.9 million cellular and PCS customers at December 31, 2002, we also have the opportunity to provide value-added services to a large customer base.

      Our advertising will utilize integrated, multi-media tools including television, radio, newspaper, outdoor, Internet and point of sale. Our advertising objectives include: (1) increasing new customer growth by attracting prospective customers to a Cingular sales channel, and (2) aiding customer retention by reinforcing the value of an existing relationship with Cingular. In less than two years, Cingular has developed a widely recognized national brand identity, on par with our major competitors. In 2003, we will leverage our brand identity by presenting more compelling and market specific reasons to choose Cingular.

      Our marketing strategy is to aggressively sell our voice services based on three basic calling plan structures offered throughout our service areas: Cingular HomeSM, Super HomeSM and Cingular NationSM rate plans. The plans differ in terms of the geographic areas that are included as the local calling areas. The costs and terms of each plan depend on the subscriber’s location and the plan selected. We have targeted plans to specific segments: Family Talk®, a shared minutes plan with unlimited mobile-to-mobile calling; KICSM (Keep In Contact), our prepaid product for those preferring to pay as they use; Minute Manager, a new spending limits program being introduced nationwide; and a host of plans targeted to various segments of the business-to-business market. In addition, our GSM/GPRS migration is underway, making advanced features, products and services available to customers around the country.

      Our marketing plans also address the growing communications needs of our existing customers, thereby increasing customer retention. We target specific customer segments with tailored services and offer them a range of high-quality handsets and enhanced features, including wireless data services, additional wireless phones, accessories and new products. In addition, customers in good standing who are renewing a post-paid contract are automatically eligible to upgrade their handsets every two years at the current promotional pricing and can switch to a different service plan that better meets their needs at any time.

      Our strategy for data offerings is to leverage the marketing and operational experience that we have gained as a leader in wireless data services and match our customers’ needs with our existing data products or with customized solutions. We offer an entire suite of new products aimed at enhancing the customer experience, including picture messaging through multimedia messaging services, short messaging services, games and polyphonic ringtones. While we have traditionally marketed our business data offerings to larger organizations, we also continue to focus on small and medium-sized businesses.

Sales and Distribution

      Our sales and distribution strategy seeks to tailor the mix of direct, indirect and resale distribution channels to match customer shopping preferences to increase customer growth and satisfaction while reducing customer acquisition and retention costs. As of December 31, 2002, we had over 69,000 distribution “points of presence”. These included approximately 1,200 company-owned stores and kiosks, 8,000 authorized agent locations, more than 58,000 national retail points of distribution, including those distributing prepaid services, and more than 1,800 direct business-to-business salespeople. In addition, we have access to the distribution channels of SBC and BellSouth as both sales channels and bundlers of our wireless services with their wireline product offerings. SBC’s Total ConnectionsSM and BellSouth

AnswersSM product offerings offer a combination of local phone service and features, long distance, Internet access and Cingular Wireless services, with the customer receiving one consolidated bill. In addition to these traditional channels, we will continue to utilize and expand other channels, such as the Internet and telemarketing.

Customer Care and Satisfaction

      The cost of adding new subscribers is one of the most significant cost elements in the wireless industry. Therefore, satisfying and retaining existing customers are critical to the financial performance of wireless operators. The goal of our customer care, retention and satisfaction programs is to ensure customer convenience and ease of use and to cultivate long-term relationships with our customers. We offer our customers a full range of options for making requests and inquiries to maximize convenience. We also offer complete customer care during extended business hours and emergency service after business hours, as well as a number of other services designed to enhance our relationship with our customers. The centralization of call centers previously operated by the wireless businesses of SBC and BellSouth was completed in 2002. This consolidation has allowed Cingular to reduce customer service expense while improving our level of service to our customers.

      We continue to pursue opportunities to enhance customer satisfaction and resolve issues quickly. For some customer segments, such as for our major corporate accounts, we have dedicated response teams that operate in specialty call centers. In 2002, we began testing knowledge-based information systems for customer care representatives and global call routing, which directs inquiries to the appropriate customer care representatives while balancing call volume among centers. During 2003 this technology will be expanded to our collection centers. Additionally, we will continue to invest in customer service to provide a higher level of service at a lower overall cost. Initiatives in 2003 will include enhancement of our voice response systems, improved Internet self service and additional tools such as case management to better meet our customers needs.

Environmental Matters

      We are subject to various federal, state and local environmental protection and health and safety laws and regulations, and we incur costs to comply with those laws. Environmental laws hold current or previous owners or operators of businesses and real property potentially liable for contamination on that property, even if they did not know of and were not responsible for the contamination. Environmental laws may also impose liability on any person who disposes or arranges for the disposal of hazardous substances for contamination at the disposal site, regardless of whether the disposal site is owned or operated by such person. Although we do not currently anticipate that the costs of complying with environmental laws, including costs for remediating contaminated properties, if any, will materially adversely affect us, we cannot ensure that we will not incur material costs or liabilities in the future due to the discovery of new facts or conditions, the occurrence of new releases of hazardous materials or a change in environmental laws.

Employees

      As of December 31, 2002, we had approximately 33,800 employees.

      Approximately 17,300 of our employees are represented by the Communications Workers of America, with contracts expiring on various dates between February 2004 and January 2007. Most of the contracts contain no-strike clauses. We are contractually required to maintain a position of neutrality and to allow card-check procedures with respect to unionization and will support the determination of our employees. In those areas where our employees are unionized, we have in place contracts that we believe provide us with the flexibility to run our business in an increasingly competitive environment.

      We consider our relationship with our employees and the Communications Workers of America to be very good.

Seasonality

      Historically, we have experienced a trend of generating a higher number of customer additions in the fourth quarter of each year as compared to the other three quarters. Numerous factors contribute to this trend such as the increasing use of retail distribution, which generally experiences growth due to the holiday shopping season, the timing of product introductions, competitive pricing, and aggressive marketing. As competition has increased, these seasonal trends have become less pronounced. In the fourth quarter of 2002, customer additions were lower than the previous three quarters.

Intellectual Property

      We own the rights to the “Cingular” brand name. We rely on a combination of copyright, patent, trademark, trade secret and other intellectual property rights, together with confidentiality and/or license agreements with our employees, customers and others to protect our proprietary rights. For more information on licenses granted by our parent companies to us and licenses we grant to them, see “Item 13. Certain Relationships and Related Transactions”.

Regulatory Environment

      The FCC regulates the licensing, construction, operation, acquisition and transfer of wireless systems in the United States pursuant to the Communications Act of 1934 and its associated rules, regulations and policies.

      To obtain the authority to have the exclusive use of radio frequency spectrum in an area within the United States, wireless communications systems must be licensed by the FCC to operate the wireless network and mobile devices in assigned spectrum segments and must comply with the rules and policies governing the use of the spectrum as adopted by the FCC. These rules and policies, among other things, (1) regulate our ability to acquire and hold radio spectrum licenses, (2) impose technical obligations on the operation of our network, (3) impose requirements on the ways we provide service to and communicate with our customers, (4) regulate the interconnection of our network with the networks of other carriers, (5) obligate us to permit resale of our services by resellers, if we offer resale opportunities, and to serve roaming customers of other wireless carriers and (6) impose a variety of fees and charges on our business that are used to finance numerous regulatory programs and a substantial part of the FCC’s budget.

      Licenses are issued for only a fixed period of time, typically 10 years. Consequently, we must periodically seek renewal of those licenses. The FCC will award a renewal expectancy to a wireless licensee that has provided substantial service during its past license term and has substantially complied with applicable FCC rules and policies and the Communications Act. The FCC has routinely renewed wireless licenses in the past. However, the Communications Act provides that licenses may be revoked for cause and license renewal applications denied if the FCC determines that a renewal would not serve the public interest. Violations of FCC rules may also result in monetary penalties or other sanctions. FCC rules provide that applications competing with a license renewal application may be considered in comparative hearings and establish the qualifications for competing applications and the standards to be applied in hearings.

      Wireless systems are subject to Federal Aviation Administration and FCC regulations governing the location, lighting and construction of transmitter towers and antennas and are subject to regulation under federal environmental laws and the FCC’s environmental regulations, including limits on radio frequency radiation from mobile handsets and towers. Zoning and land use regulations, including compliance with historic preservation requirements, also apply to tower siting and construction activities.

      Two-way Voice and Data Services. We hold geographic service area licenses granted by the FCC to provide cellular and PCS services. A cellular system operates on one of two 25 MHz frequency blocks in the 850 MHz band that the FCC allocates for cellular radio service. Cellular systems principally are used for two-way mobile voice applications, although they may be used for data applications and fixed wireless services as well. Cellular licenses are issued for either metropolitan statistical areas or rural service areas, two in each area. At present, no entity may hold overlapping cellular licenses in the same rural service area without a waiver from the FCC.

      A broadband PCS system operates under licenses issued in the 1900 MHz band. PCS systems generally are used for two-way voice applications, although they may carry two-way data communications and fixed wireless services as well. For the purpose of awarding PCS licenses, the FCC has divided the United States into 51 large regions called major trading areas, or “MTAs”, which are comprised of 493 smaller regions called basic trading areas, or “BTAs”. The FCC awarded two PCS licenses for each major trading area, known as the “A” and “B” blocks, and four licenses for each BTA known as the “C”, “D”, “E” and “F” blocks. Thus, generally, six PCS licenses are authorized in each area, together with two cellular licenses. The two MTA licenses authorize the use of 30 MHz of PCS spectrum. One of the basic trading area licenses is for 30 MHz of spectrum (the “C” block), and the other three are for 10 MHz each. The FCC permits a licensee to split its license and assign a portion, on either a geographic or frequency basis or both, to another party or parties.

      We must satisfy a range of FCC-specified coverage requirements. For example, a cellular licensee was permitted five years following the grant of its license to provide service to its desired coverage area. The area it served with a specified minimum signal strength became its licensed service area. Failure to provide that coverage to the boundaries of its initially licensed service area resulted in reduction of the relevant license area by the FCC. All 30 MHz PCS licensees must construct facilities that offer coverage to one-third of the population of the service area within five years of the original license grants and to two-thirds of the population within 10 years. All 15 MHz and 10 MHz PCS licensees must construct facilities that offer coverage to one-fourth of the population of the licensed area or “make a showing of substantial service in their license area” within five years of the original license grants. A licensee that fails to meet the coverage requirements may be subject to forfeiture of its license.

      We use common carrier point-to-point microwave facilities and dedicated facilities leased from communications companies or other common carriers to connect our wireless cell sites and to link them to the main switching office. The FCC licenses point-to-point microwave facilities separately and they are subject to regulation as to technical parameters and service. Microwave licenses must also be renewed every 10 years.

      Mobitex Wireless Data Services. In 1996, the FCC commenced auctioning market area licenses for the 900 MHz spectrum that we use to provide most of our business data services. The market area licensee is required to protect the incumbent licensee from interference from the new market area license, but the market area licensee did not have any relocation obligation. We were awarded market area licenses (“per transmitter” licenses) for primarily the same geographic areas where we were the incumbent licensee, although we did not obtain market area licenses for all of our per transmitter licenses. In order to keep these market area licenses, we were obligated to either (1) provide service to 66% of the population in the market area by December 31, 2002 or (2) demonstrate by December 31, 2002 that we have made a “substantial service” showing in those market areas. With respect to nearly half of our Mobitex licenses, we have provided service to at least 66% of the population in those areas. In October 2001, the FCC declared that we could satisfy the December 31, 2002 “substantial service” requirement if our build-out in six markets covered at least 30% of the population in six markets and we, at least, maintained the level of coverage we then projected for our other markets. We notified the FCC in December 2002 that we had met the “substantial service” requirement in these markets. We expect FCC approval of that showing in the first quarter of 2003. See “Factors Relating to Our Industry — Our operations are subject to substantial governmental regulation, which could significantly increase our costs and increase churn” for additional information relating to the regulation of our operations.

      Transfers and Assignments of Wireless Licenses. The Communications Act and the FCC rules require the FCC’s prior approval of the assignment or transfer of control of a license for a wireless system. Before we can complete any such purchase or sale, we must file appropriate applications with the FCC, and the public is by law granted a period of time, typically 30 days, to oppose or comment on them. In addition, the FCC has established transfer disclosure requirements that require licensees who assign or transfer control of a license acquired through an auction within the first three years of their license terms to file associated sale contracts, option agreements, management agreements or other documents disclosing the total consideration that the licensee would receive in return for the transfer or assignment of its license. Non-controlling minority interests in an entity that holds an FCC license generally may be bought or sold without FCC approval. However, notification and expiration or earlier termination of the applicable waiting period under Section 7A of the Clayton Act by either the U.S. Federal Trade Commission or the U.S. Department of Justice may be required, as well as notification of state or local regulatory authorities having competent jurisdiction, if we sell or acquire wireless systems.

      Foreign Ownership. Under existing law, no more than 20% of an FCC licensee’s capital stock may be owned, directly or indirectly, or voted by non-U.S. citizens or their representatives, by a foreign government or its representatives or by a foreign corporation. If an FCC licensee is controlled by another entity, as is the case with our ownership structure, up to 25% of that entity’s capital stock may be owned or voted by non-U.S. citizens or their representatives, by a foreign government or its representatives or by a foreign corporation.

      Foreign ownership above the 25% level may be allowed should the FCC find such higher levels not inconsistent with the public interest. The FCC has ruled that higher levels of foreign ownership, even up to 100%, are presumptively consistent with the public interest with respect to investors from certain nations, which are countries that are signatories to the World Trade Organization Agreement on Basic Telecommunications Services. However, the FCC, in adopting that strong presumption, did note the possibility exists that entry by a foreign carrier could be so detrimental as to require the imposition of conditions on entry by such a carrier or even a denial of entry. In addition, the FCC stated it would accord deference to legitimate national security, law enforcement, foreign policy and trade concerns raised by other federal agencies as part of the FCC’s analysis of whether to grant a particular authorization. The FCC has done that in certain cases where the U.S. Department of Justice and the U.S. Federal Bureau of Investigation have raised concerns, requiring the carrier to configure its network(s) to be capable of complying with lawful U.S. process and to make available in the United States certain call and subscriber data. Foreign ownership by entities from countries other than World Trade Organization member countries must meet a more stringent standard, and there is no assurance that the FCC would find a grant of such an application to be in the public interest. If our foreign ownership were to exceed the permitted level (through foreign ownership of our owners, their transfers of ownership in us or issuances of Class A common stock by our manager), the FCC could revoke our FCC licenses, although we could seek a declaratory ruling from the FCC allowing the foreign ownership or take other actions to reduce our foreign ownership percentage in order to avoid the loss of our licenses. We have no knowledge of any present foreign ownership that exceeds these limitations.

      Spectrum Acquisitions. Two of the ways by which we can attempt to meet our needs for additional spectrum are by acquiring spectrum licenses held by others or by accessing new spectrum being auctioned and licensed by the FCC. The Communications Act requires the FCC to award new licenses for commercial wireless services to applicants through a competitive bidding process. Therefore, if we need additional spectrum, we plan to acquire the spectrum, indirectly through joint arrangements, or directly in an auction for any new licenses that may become available or by purchasing existing licensed facilities and incorporating them into our system, provided that we are permitted to do so under FCC rules.

      The FCC has announced that it will auction spectrum in the 700 MHz band. There are numerous television operators that currently occupy UHF television channels 52-69 in this band. Although these stations have been awarded a second channel to establish digital service, they also have the right to continue operation on the current channel through at least 2006, and potentially longer if various conditions are not met. Absent adoption of new federal legislation or rules that lead to “clearing” of the 700 MHz band earlier than current law requires, or the development of band-clearing mechanisms by these operators for relocation, this spectrum would be of limited use in the short-term for mobile services.

There are additional spectrum bands that may be suitable for our business, but this spectrum has not been allocated nor are auctions of this spectrum imminent.

      Recent Regulatory Developments. The FCC does not specify the rates we may charge for our services nor does it require us to file tariffs for our U.S. wireless operations. However, the Communications Act states that an entity, such as us, that provides commercial mobile radio services is a common carrier and is thus subject to the requirements of the Act that it not charge unjust or unreasonable rates nor engage in unreasonable discrimination. The FCC may invoke these provisions to regulate the rates, terms and conditions under which we provide service. In addition, the Act defines a commercial mobile radio service provider as a telecommunications carrier, which makes it subject to a number of other regulatory requirements in its dealings with other carriers and subscribers. The following requirements impose restrictions on our business and increase our costs as well as the costs of other wireless carriers:

•	The FCC eliminated the spectrum cap wireless license aggregation limits, effective January 1, 2003. As yet, it has not replaced the spectrum cap with published rules or guidelines setting forth how the FCC will review carriers’ spectrum aggregations. The FCC also eliminated the prohibition on ownership of both cellular licenses by a single entity in metropolitan markets. Certain acquisitions of spectrum would remain subject to approval of the U.S. Department of Justice.

•	The FCC has imposed rules for making emergency 911 services available by cellular, PCS and other commercial mobile radio service providers, including enhanced 911 services that provide the caller’s communications number and approximate location. These rules require us to make significant investments in our network, to reach agreements with vendors of 911 equipment, and to deliver location information to state and local public safety dispatch agencies. Commercial mobile radio service providers are required to take actions enabling them to relay a caller’s automatic number identification and cell site if requested to do so by a public safety dispatch agency, if necessary at the provider’s own cost. Providers are required to transmit the geographic coordinates of the customer’s location within accuracy parameters set forth by the FCC, either by means of network-based or handset-based technologies. Providers may not demand cost recovery as a condition of doing so, although they are permitted to negotiate cost recovery if it is not mandated by the state or local governments. Because of the unavailability of vendor equipment that could reasonably be relied upon to comply with the FCC’s location accuracy rules or to be deployed in time to meet the FCC’s timeline, we filed in 2001 requests for waivers from these rules with the FCC, as have other wireless carriers. With respect to our analog cellular and TDMA networks, in 2002, we entered into a consent decree with the FCC that sets forth certain deployment benchmarks for our network-based location solution. We agreed to make certain contributions to the U.S. Treasury, starting at $300,000 for the failure to meet a benchmark contained in the consent decree, up to a maximum of $1.2 million for successive failures. In addition, we have agreed to submit quarterly progress updates. The FCC issued an order in early October 2001 granting our waiver request to deploy a handset-based technology for our GSM networks. The FCC set a timetable for compliance that we have not met and cannot meet, given the status of equipment availability from vendors. We have asked the FCC to reconsider that decision. There may be penalties levied for our non-compliance, absent reconsideration by the FCC. We recently informed the FCC that we will deploy a network-based location technology, which holds the promise of greater location accuracy, and that we intend to pursue discussion about a consent decree for our location technology deployment in our GSM networks.

•	The FCC has established federal universal service requirements that affect commercial mobile radio service operators. Under the FCC’s rules, commercial mobile radio service providers are potentially eligible to receive universal service subsidies for the first time; however, they are also required to contribute to the federal universal service fund and may be required to contribute to state universal service funds. Contributions into the federal fund are based on the interstate and international revenues generated by the properties owned by a commercial mobile radio service provider. For 2002, we paid into the federal universal service fund approximately $129 million. Because the amount that we are required to pay into the fund is based on revenues generated by our properties, we anticipate that this amount should continue to increase over time. We recover most of this expense from our customers. Many states also are moving forward to develop state universal service fund programs. A number of these state funds require contributions, varying greatly from state to state, from commercial mobile radio service providers. If these programs expand they will impose a correspondingly growing expense on our business.

•	The FCC has adopted rules regulating the use of telephone numbers by wireless and other providers as part of an effort to achieve more efficient number utilization. Wireless carriers were required to be able to participate in this “number pooling”, beginning in November 2002. In addition, the FCC adopted rules on number portability that will enable customers to keep their wireline or wireless number when switching to another carrier. These rules require wireless carriers to offer number portability to their customers, beginning in November 2003. Verizon Wireless and the Cellular Telecommunications and Internet Association have appealed that obligation. We and other wireless carriers are supporting elimination of that obligation because Congress did not grant the FCC authority to impose number portability on wireless carriers. In addition, given current industry churn rates, the lack of wireless number portability has not deterred consumers from switching carriers.

•	The FCC has adopted rules requiring wireless providers to provide functions to facilitate electronic surveillance by law enforcement officials pursuant to the Communications Assistance for Law Enforcement Act of 1995. These obligations are likely to result in significant costs to us for the purchase, installation and maintenance of network software and other equipment needed.

•	The Communications Act and the FCC’s rules grant various rights and impose various obligations on commercial mobile radio service providers when they interconnect with the facilities of local exchange carriers. Generally, commercial mobile radio service providers are entitled to “reciprocal compensation” in connection with the termination of wireline-originated local traffic, in which they are entitled to collect the same charges for terminating wireline-to-wireless local traffic on their system similar to the charges that the local exchange carriers levy for terminating wireless-to-wireline local calls. Interconnection agreements are typically negotiated by carriers, but in the event of a dispute, state public utility commissions, courts and the FCC all have a role in enforcing the interconnection provisions of the Act. Although we have interconnection agreements in place with the major local exchange carriers in virtually all of our service areas, those agreements are subject to modification, expiration or termination in accordance with their terms. Moreover, we are negotiating and must continue to negotiate interconnection agreements with a number of independent telephone companies in our service areas. Until these agreements are concluded, we must accrue for contractual liabilities associated with the resulting unpaid invoices from those companies. Additionally, as we expand our coverage footprint, we will be required to negotiate interconnection arrangements with other wireline carriers.

•	In August 2000, the FCC addressed the extent to which the Communications Act limits plaintiffs in class action lawsuits against commercial mobile radio service providers to recover damages and obtain other remedies based on alleged violations of state consumer protection statutes and common law. It held that the Act did preempt state rate regulation as a matter of law, but that whether a specific damage award is prohibited would depend on the facts of a particular case. A request for reconsideration of the ruling was recently denied by the FCC. This ruling might promote the filing of additional class actions against the industry and increase the potential for damages awards by courts.

•	In 1999, the FCC adopted rules to govern customer billing by carriers. It adopted additional detailed billing rules for landline telecommunications service providers and is considering whether to extend these rules to commercial mobile radio services providers. The FCC may require that more billing detail be provided to consumers, which could add to the expense of the billing process as systems are modified to conform to any new requirements. The FCC recently decided that the carriers that pass through their mandatory universal service contribution to their customers may not recover amounts greater than their mandatory contributions from their customers. Adoption of this approach could increase the complexity of our billing processes and restrict our ability to efficiently bill customers for services.

•	In 1999, the FCC adopted an order that determines the obligations of telecommunications carriers to make their services accessible to individuals with disabilities. The order requires wireless and other providers to offer equipment and services that are accessible to and useable by persons with disabilities. While the rules exempt telecommunications carriers from meeting general disability access requirements if these results are not readily achievable, it is not clear how the FCC will construe this exemption. Accordingly, the rules may require us to make material changes to our network, product line or services at our expense.

•	Recently the FCC reallocated 30 MHz of spectrum from the 2 GHz Mobile Satellite Service (“MSS”) for fixed and mobile services. The FCC now proposes to combine the 1990-2000 MHz portion of that spectrum, which is adjacent to the upper limit of the base-to-mobile portion of the PCS C Block, with the currently unlicensed PCS spectrum at 1910-1920 MHz, which is adjacent to the upper limit of the mobile-to-base portion of the PCS C Block, to create a new PCS “G” Block. If adopted by the FCC, the new PCS “G” Block could be licensed to other wireless competitors. One plan would grant the PCS “G” block to Nextel in return for it relinquishing certain of its spectrum in the 700/800/900 MHz bands to alleviate public safety interference concerns. Another plan would grant the spectrum in specific locations to Multipoint Distribution Service licensees who are being displaced by the FCC to make room for new Advanced Wireless Service spectrum allocations in the 2 GHz band. Other possible allocations, including the auctioning of that paired spectrum, may be considered by the FCC in its decision making process.

•	The FCC also recently decided to allow MSS licensees in three separate MSS bands to add an ancillary terrestrial component to their existing or proposed mobile satellite offering. The FCC has conditioned the deployment of the terrestrial offering such that it has to be integrated with the satellite offering of a licensee. In addition, satellites must be launched and operational before the terrestrial service can be initiated. It is likely that the satellite proponents will ask the FCC to minimize or eliminate these conditions which could permit them to forego their satellite service in favor of deploying a terrestrial network and offering service in direct competition with our cellular and PCS services.

      State Regulation and Local Approvals. With the rapid growth and penetration of wireless services has come a commensurate surge of interest on the part of state legislatures and state public utility commissions and local governmental authorities in regulating our industry. This interest has taken the form of efforts to regulate customer billing, termination of service arrangements, advertising, filing of “informational” tariffs, certification of operation, use of handsets when driving and many other areas. We anticipate that this trend will continue. It will require us to devote legal and other resources to working with the states to respond to their concerns while minimizing any new regulation that could increase our costs of doing business.

      While the Communications Act generally preempts state and local governments from regulating entry of, or the rates charged by, wireless carriers, it also permits a state to petition the FCC to allow it to impose commercial mobile radio service rate regulation when market conditions fail adequately to protect subscribers and such service is a replacement for a substantial portion of the telephone landline exchange service within a state. No state currently has such a petition on file. In addition, the Act does not expressly preempt the states from regulating the “terms and conditions” of wireless service.

      Several states have invoked this “terms and conditions” authority to impose or propose various consumer protection regulations on the wireless industry. California’s proposed rules are potentially quite costly. States also may impose their own universal service support requirements on wireless and other communications carriers, similar to the requirements that have been established by the FCC. At the local level, wireless facilities typically are subject to zoning and land use regulation. Neither local nor state governments may categorically prohibit the construction of wireless facilities in any community or take actions, such as indefinite moratoria, which have the effect of prohibiting construction. Nonetheless, securing state and local government approvals for new tower sites has been and is likely to continue to be difficult, lengthy and costly.

      In addition, state commissions have become increasingly aggressive in their efforts to conserve telephone numbering resources. These efforts may impact wireless service providers disproportionately by imposing additional costs or limiting access to numbering resources. Examples of state conservation methods include number pooling, number rationing and code sharing. In many markets, the supply of new numbers is inadequate to meet growing customer demands, but states have been and continue to be reluctant to deploy new area codes.

      Further, states have become more active in imposing new taxes on wireless carriers, such as gross receipts taxes, and fees for items such as the use of public rights of way. These taxes and fees are generally passed through to our customers and result in higher costs to our subscribers.

Factors Relating to Our Business

      If our new management reorganization and marketing initiatives are not successful, we could continue to lose market share and financial growth could decline. Over the last two quarters of 2002, we have lost market share as our customer base has declined slightly and our revenue growth has declined. We believe that this reflects, to some extent, the persistent economic weakness throughout the country and other external factors, such as the decision of WorldCom to exit the reseller business, which resulted in a net loss for the year of over 400,000 high-margin resale customers served through WorldCom, 266,000 of which occurred after WorldCom exited the reseller business.

      We believe, however, that a number of internal business initiatives in 2002 exacerbated these conditions, including:

•	centralization of the marketing and sales organizations, which reduced our effectiveness in responding to regional and local product and service opportunities;

•	other merger-related changes, such as billing system integration and inventory and customer care consolidation, that may have impacted customers; and

•	a shift to sales plan initiatives designed to improve cash flow rather than overall market share.

      In early 2003, we reorganized our marketing and sales organizations and began addressing pricing and sales plan strategies intended to strengthen our competitive position in the industry. Our ability to attract customers of other carriers is becoming increasingly important given the approximate 50% wireless industry penetration rate. We believe we must provide quality products and services that meet the specific needs of customers in each market and continuously improve the quality of our network and customer care in order to maximize our competitive strengths.

      Substantial competition in all aspects of our business could continue to cause reduced pricing and have adverse effects on our profit margins. There is substantial and increasing competition in all aspects of the wireless communications industry. Competition continues to intensify as wireless carriers include more equipment discounts and bundled services in their offerings, including more minutes and free long distance and roaming. This contributes to downward pressure on revenues and profit margins and we expect this trend to continue. Our competitors are principally five other national carriers doing business as Verizon Wireless, AT&T Wireless, Sprint PCS, Nextel Communications and T-Mobile, respectively, and a large number of regional providers of cellular, PCS and other wireless communications services, resellers and wireline telephone service providers.

      Sprint Corporation has stated that it intends to hire Gary Forsee, a former Class B director of our manager and chairman of its board, to act as the chief executive officer of Sprint. BellSouth and we are suing Mr. Forsee and Sprint to prevent this, and Mr. Forsee was removed from this board position on February 21, 2003. (See “Legal Proceedings” for a discussion of this litigation.) The failure to prevail in these proceedings could result in substantial harm to our competitive position as a result of the confidential information Mr. Forsee has received as a director of our manager.

      FCC regulations and government policy in general promote robust competition, and future rules or changes to existing rules could increase this trend. See “Regulatory Environment — Recent Regulatory Developments” for a discussion of many such regulations.

      Many of our competitors have substantial financial, technical, marketing, distribution and other resources. As a response to the intensifying competition, the need for cost reduction and the requirements for additional radio spectrum, we believe that the industry will consolidate to some extent in the next several years. This may produce larger and more formidable competitors with greater financial ability to continue to reduce prices to increase their customer base. As a result, our market share and profit margins may decrease.

      For more information about the competitive environment we encounter, see “Business — Competition”.

      We may encounter obstacles in implementing our network technology migration, which could result in a loss of customers, slower customer growth and lower profitability. We are upgrading our networks with new technologies. We are adding GSM equipment throughout our TDMA markets to provide a common voice standard and are adding high-speed GPRS and EDGE technologies across our entire network. As of December 31, 2002, over 50% of our POPs had access to GSM/GPRS technology.

      A number of factors beyond our control could disrupt a timely and cost-effective transition to these technologies. We depend on suppliers to deliver the required hardware and software on schedule and according to specifications. We also depend on the availability of skilled personnel to assist us in the installation work. Furthermore, EDGE software is new and is just being tested in our network. If it does not perform as anticipated and cannot be delivered to us for installation, our implementation schedule and ability to offer third generation, or “3G”, technologies, could be significantly delayed. Any of these obstacles could result in a loss of customers, slower customer growth and lower profitability.

      As we dedicate more resources to new technology, our TDMA offerings could become less attractive, resulting in a loss of customers and reduced profitability. Our TDMA network is extensive, serving 82% of our customers at December 31, 2002. We expect to continue operating our TDMA network for the foreseeable future as customers migrate to GSM/GPRS technology. Due to our decision to overlay our TDMA network with GSM technology, we may choose not to upgrade our TDMA network with the same robust features that may be provided on our competitors’ networks. Furthermore, as more spectrum is dedicated to GSM, our remaining TDMA customers may experience difficulties in using our services. In addition, as we introduce and market GSM service, we may price GSM products and services at more attractive levels than TDMA products and services to encourage our customers to migrate to GSM. All of these potential developments could drive our TDMA customers to our competitors instead of to our GSM offerings and thereby reduce our market share and profitability.

      If we fail to obtain access to additional radio spectrum, we may not be able to expand the geographic reach of Cingular-branded services, increase our customer base in areas we currently serve or meet the anticipated demand for new services. We need more licensed spectrum to support high speed data and other advanced services, to expand our geographic reach, to meet an increasing volume of customer usage and to increase our customer base. If we cannot obtain access to new markets through auctions, spectrum exchanges, other acquisitions, joint ventures or other means, it could have a significant, adverse impact on our ability to grow our business. In addition, an inability to add spectrum in some of our existing markets could adversely affect the quality of service if the demand for wireless communications continues to increase at a rapid rate. There are no spectrum auctions scheduled in the near future at which we could obtain needed spectrum, and there can be no assurance that we will be able to obtain access to additional spectrum from secondary market sources on acceptable terms. Therefore, we cannot assure that we will be successful in obtaining access to the additional spectrum needed to expand our geographic coverage and meet the growing needs of our business.

      The variety of handsets that will operate on both TDMA and GSM networks is currently limited, may be more expensive than current handsets and may have operational inefficiencies, all of which could impede our GSM service offerings and could lead to increased churn. Our voice technology upgrade plans depend heavily on the deployment of new dual mode TDMA/GSM handsets, referred to as “GAIT” phones. Utilizing new technology, these phones are intended to allow our customers to use GSM service without losing the ability to operate on our existing TDMA and analog networks in areas where we have not overlaid GSM technology. Because the variety of GAIT phones is more limited than GSM phones, they may not be readily accepted by customers and could impede our efforts to migrate our customer base from TDMA to GSM. Also, because GAIT phones will be required by only a limited number of carriers on an interim basis to support a transition from TDMA to GSM networks, they may not be produced in sufficient quantities when needed, and they may not achieve desirable economies of scale.

      If we cannot reduce the roaming and long distance charges we pay to other wireless carriers, our margins may decline. Wireless system operators agree to provide “roaming” service to subscribers from other compatible wireless systems who are temporarily located in or traveling through their service areas. We believe that the ability to provide national service to segments of customers is critical to maintaining our competitive position. Since our network does not cover the entire United States, and since our subscribers can currently only access our entire network using GAIT phones due to the different technologies that we use, we have entered into roaming agreements with other providers to permit our subscribers to use their networks. Additionally, GSM coverage in the United States is currently not as widely available compared to other technologies such as TDMA. We may not be able to expand our footprint or reduce the roaming and long distance charges that we pay to other wireless carriers, and, as a result, our services may become less profitable or the coverage area or pricing we offer relative to our competitors may not be as attractive.

      Our choice for the next generation of technology, EDGE, is a new technology and could quickly become obsolete and/or not commercially accepted, which could result in a delay in offering new services. Several wireless providers have announced that they will introduce new third generation, or “3G”, wireless services in the United States within the next several years. We expect that 3G services will combine the attributes of faster speed, greater data capability, better portability and greater functionality than services provided over current networks. We have chosen EDGE as our next generation technology, but we believe that there will be multiple, competing technological standards, several options within each standard, vendor-proprietary variations and rapid technological innovation. Other technologies could emerge as preferred data networks for some services and, if those technologies are widely accepted, we may miss the opportunity to offer those services because of our technology choice. There is a risk that EDGE could be inadequate or become obsolete. In addition, EDGE could receive less active support from equipment vendors and/or be less commercially accepted by users, which could be detrimental to our competitive position, financial condition and results of operations.

      We are committing a substantial amount of capital to upgrade our cellular and PCS networks to offer advanced data services, but there can be no assurance that widespread demand for these services will develop. While demand for our advanced data services is growing, it is currently a small portion of our revenues. Wide market acceptability of these services is constrained by slower network speeds in areas where we have not installed GPRS technology. In addition, continued growth in wireless data services is dependent on other factors, such as increased development and availability of popular applications and improved availability of handsets and other wireless devices with features, functionality and pricing desired by customers. We do not expect that there will be widespread demand for advanced wireless data services in the near future or that data revenues will constitute a significant portion of our total revenues in the near future, and there can be no assurance that this demand will develop at a level that will allow us to earn a reasonable return on our investment. See “Our business expansion and network upgrade will require substantial additional capital and we cannot assure you that we will be able to finance them” for additional information regarding our future capital expenditures.

      Because some of our operations are conducted through joint ventures with other companies, we cannot control all aspects of our business, and disputes with our partners may impede our plans to establish

Cingular as a nationwide brand. Despite our commitments to provide substantial funds to Salmon, we do not have control of Salmon’s management committee, and even though Salmon has hired us to manage its network, subject to its oversight and control, it can terminate us as manager. In addition, we have ventures with T-Mobile and AT&T Wireless to share infrastructure and save us a large portion of the cost of building and maintaining our own network in certain areas where we own wireless licenses, such as in California, Nevada and the New York metropolitan area. If we experience disagreements with our partners, it could adversely affect our ability to serve our customers in those areas and profitably grow our business. See “Business — Joint Ventures and Spectrum Exchanges” for information on these ventures.

      Our network sharing venture with T-Mobile may impede our ability to compete effectively in the covered territories. We share network infrastructure in California, Nevada and New York City with T-Mobile. If the combined demand for service through the joint venture far exceeds the network capacity, temporary degradation of service and loss of customers may result until capacity is increased.

      Our business expansion and network upgrade will require substantial additional capital and we cannot assure you that we will be able to finance them. The operation of our business and the upgrading and expansion of our network will require substantial amounts of capital such as:

•	we will require substantial capital for acquisitions of systems, spectrum licenses, build-out of infrastructure, our network migration and upgrade plan and network capacity expansion;

•	upon Salmon’s request, we will lend Salmon additional secured debt capital to finance the build-out of its networks and operations;

•	we will provide funding to our current and potential infrastructure ventures with T-Mobile and AT&T Wireless; and

•	we will be required to make distributions to SBC and BellSouth under our limited liability company agreement to cover tax liabilities that may arise from their interests in us to the extent that we generate taxable income.

      The actual amount of capital required may vary materially from our current estimates. Unforeseen delays, cost overruns, regulatory changes, engineering and technological changes, legal costs and judgments and other factors may also require additional funds.

      As a result of the cash needs described above, we may need to incur significant amounts of additional debt or to raise equity. Our credit ratings have been downgraded within the past 18 months by two of the credit rating agencies, and incurring substantial amounts of additional debt or failing to improve our operating performance could result in negative rating actions in the future, which could increase our cost of borrowing. In addition, we may not be able to obtain debt or equity funds on satisfactory terms from the capital markets, from other sources or from SBC or BellSouth, neither of which has any obligation to provide us additional funding. The failure to obtain financing could result in, among other things:

•	delay or abandonment of our business development and expansion or network upgrade plans; or

•	failure to meet regulatory build-out requirements or to continue to provide service in all or portions of some of our markets,

any of which could result in slower business growth and loss of competitive position. For more information relating to our access to capital and the capital we will require, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital Expenditures and Other Investments” and “— Debt Service”.

      Acquisitions may be costly and time consuming to integrate. One element of our strategy is to expand the geographic coverage of our network, which we may achieve by obtaining access to additional spectrum through FCC auctions, spectrum exchanges with or purchases from other wireless providers, acquiring wireless carriers or forming joint ventures or alliances with the existing businesses of other wireless providers. These efforts may require substantial additional financing. In addition, we may encounter difficulties in integrating existing operations that we may acquire into our own operations because of different technologies, services or service offerings. These transactions could prove costly or time-consuming and could divert our management’s attention from operating our business.

      Failure of certain of our key suppliers to deliver equipment and services could adversely affect our ability to operate our business. We depend upon various key suppliers to provide us with equipment and services that we need to continue our network upgrade and operate our business. Some of these suppliers are experiencing financial and business difficulties, and if these suppliers fail to provide equipment or service to us on a timely basis, we may be unable to provide services to our customers in a competitive manner. If we are unable to obtain the hardware and software we need to build out licensed territories, our licenses may be at risk of termination for failure to satisfy the requirements contained in our FCC licenses regarding the construction of our networks.

      We have a major relationship with Research in Motion Limited, or “RIM”, to purchase Blackberry™ hand-held devices for use in our data communications business. A trial court has recently held that these devices infringe several patents. If it is ultimately held that RIM cannot distribute these devices, it could cause a loss of revenue from and disruption to our mobile data business.

      Difficulties in completing the integration of the companies that form our business could adversely affect us in many ways. Prior to our formation, the domestic wireless units of SBC and BellSouth had their own management teams, wireless networks, operational and technical groups, marketing and distribution channels and information, billing and other systems. We have accomplished a significant level of integration, but more remains to be done. The continuing integration of network, information, customer care, billing and financial systems of our predecessor units is critical to achieving our operational and financial goals. This involves considerable effort, and there is a risk that the process could be more costly and time-consuming than planned and could delay the introduction of productivity enhancements and measurement tools. In addition, we may not be able to maximize cost savings and the quality of our customer care and other operations may be negatively impacted during the transition, all of which could have a material adverse effect on our operating results and financial condition.

      The potential impact of unionization and organizing activities, which we expect to increase, could adversely affect our costs and results of operations. All of our businesses, excluding ventures, are subject to various agreements with the Communications Workers of America. These agreements contain provisions requiring us to maintain neutrality if the union conducts an organizing campaign and requiring us to allow employees to vote to unionize by presenting authorization cards rather than participating in a more difficult secret ballot process conducted by the National Labor Relations Board. In an effort to gain recognition in the areas not already covered by a contract, union activity may increase. We believe that no other national wireless provider currently employs a unionized workforce to any significant extent. At the expiration of the agreements, a work stoppage could prevent us from providing service to our customers in the area covered by the expired contract and possibly result in customer loss and a reduction in revenue. For more information on employment-related matters, see “Business — Employees” and “Directors and Executive Officers” below.

Factors Relating to Our Industry

      We may be adversely affected by the significant changes that we expect the wireless communications industry to undergo. The wireless communications industry is experiencing significant changes. These include evolving industry standards, ongoing improvements in the capacity and quality of digital technology, shorter development cycles for new services, evolution to 3G standards and changes in end-user needs and preferences. Also, alternative technologies may develop for the provision of services to customers that may provide wireless communications services or alternative services superior to those available from us. Accordingly, there can be no assurance that technological changes will not materially adversely affect us.

      A high rate of churn would negatively impact our business. Wireless communications services providers, including us, experience varying rates of lost customers, referred to as “churn”. We believe that customers change wireless providers for the following reasons: service offerings, price, call quality, coverage area and customer service. A high rate of churn would adversely affect our results of operations because of loss of revenue and because the cost of adding a new subscriber, which generally includes a commission expense and/or a handset subsidy, is a significant factor in income and profitability for participants in the wireless industry. We believe industry-wide churn will increase with the implementation of wireless number portability, the FCC rule that provides for cellular customers to retain their phone numbers if they change carriers, as described under “Business — Regulatory Environment — Recent Regulatory Developments”. We expect to incur significant expenses to improve subscriber retention and reduce churn. We may also be required to subsidize product upgrades and/or reduce pricing to match competitors’ initiatives and to retain customers.

      Our industry will continue to be adversely affected if the economic slowdown persists. The economies of the United States and many other nations are suffering from a significant and prolonged economic slowdown, and wireless companies, including us, have experienced slower growth. There can be no assurance that such a slowdown will not continue to adversely affect the industry.

      New spectrum available through government auctions will likely be in a frequency band different from our current frequency bands, and if we acquire spectrum in a new frequency band, greater inefficiencies and costs may result. Our network currently consists of infrastructure that provides communications over cellular and PCS frequencies. Our Mobitex data network is operated over a separate frequency. It is likely that new spectrum available through government auctions will be in yet another frequency band. Handsets that utilize spectrum in multiple frequencies are currently under development but they may cost more than currently available handsets. Also, there are operational inefficiencies and added costs required to accommodate such disparate spectrum, and we may lose customers if we must upgrade them to new handsets to permit seamless roaming over new multi-frequency networks.

      Concern about alleged health risks relating to radio frequency energy may harm our prospects. A number of studies have been conducted to examine the health effects of wireless phone use, and some persons have construed some of the studies as indicating that wireless phone use causes adverse health effects. Some media reports have also suggested that radio frequency energy from wireless handsets, accessories and cell sites may be associated with various health problems, including cancer. In addition, lawsuits have been filed against us and other participants in the wireless industry alleging actual and potential adverse health consequences as a result of wireless phone usage. Some of these lawsuits allege other related claims, including negligence, strict liability, conspiracy and the misrepresentation of or failure to disclose these alleged health risks. If consumers’ health concerns over radio frequency energy increase, they may be discouraged from using wireless handsets, and regulators may impose restrictions on the location and operation of cell sites. These concerns could have an adverse effect on the wireless communications industry and expose wireless providers to further litigation, which, even if not successful, can be costly to defend. Additional studies of radio frequency energy are ongoing and new studies are anticipated. Any negative findings in these studies could increase the risks described above. In addition, an adverse outcome or settlement in the existing and/or any further litigation against us or any other provider of wireless services could have a material adverse effect on our results of operations, financial condition and/or prospects. See “Business — Legal Proceedings”.

      State and local legislation regarding wireless phone use while driving may adversely affect us. Many states and municipalities have proposed, and several, including New York state, have enacted, legislation that requires the use of a hands-free accessory while driving an automobile, which may discourage use and could decrease our revenues from customers who now use their phones when driving. Such legislation, if adopted and enforced in the areas we serve, may reduce, in the short term, sales, usage and revenues. In addition, allegations that using wireless phones while driving may impair drivers’ attention in certain circumstances may lead to potential litigation relating to traffic accidents and further governmental regulation, which could adversely affect our results of operations.

      Our operations are subject to substantial government regulation, which could significantly increase our costs and increase churn. Many aspects of our business are regulated to varying degrees by the FCC and some state and local regulatory agencies. The adoption or change of regulations could significantly increase our costs and increase churn. For example, the FCC, together with the Federal Aviation Administration, regulates tower marking and lighting. In addition, the FCC and the states are increasingly looking to the wireless industry to fund various initiatives, including universal service programs, telephone number portability, services for the hearing-impaired and emergency 911 networks. Furthermore, many states have imposed significant taxes on the wireless industry and are regulating customer billing matters. We are also subject to environmental protection and health and safety regulation, including limits on radio frequency energy from wireless handsets and towers. The failure to comply with any of these regulations, even if hardware and software solutions are not readily available from manufacturers and suppliers, can result in significant penalties and repercussions. For more information about the regulatory environment and about recent government regulation that we are subject to, see “Business — Regulatory Environment — Recent Regulatory Developments”.

      A number of our FCC licenses to provide wireless services are subject to renewal and potential revocation in the event that we violate applicable laws. A number of our licenses are subject to renewal, generally some each year, upon the expiration of the 10-year period for which they are granted, and we cannot assure you that the FCC will renew them. In addition, FCC rules require all wireless licensees to meet specified build-out requirements, and failure to comply with these and other requirements in a given license area could result in termination or cancellation of our license for that license area or the imposition of fines by the FCC. If any of our licenses are forfeited or revoked, we would not be able to provide service in that area unless we contract to resell wireless services of another provider or utilize roaming agreements.

      Equipment failure and disasters may adversely affect our operations. A major equipment failure or a disaster that affects our mobile telephone switching offices, microwave links, third-party owned local and long distance networks on which we rely, our cell sites or other equipment or the networks of other providers on which our subscribers roam could have a material adverse effect on our operations. While we have insurance coverage for some of these events, our inability to operate our wireless system even for a limited time period may result in a loss of subscribers or impair our ability to attract new subscribers, which would have a material adverse effect on our business, results of operations and financial condition.

      The restricted supply of new telephone numbers could limit or delay our growth. The supply of new telephone numbers in some areas of the United States is near exhaustion due, in large part, to competitive wireline carriers having obtained large blocks of numbers and rapidly growing customer demand for additional numbers for wireless handsets and pagers as well as for second voice lines, Internet access and private branch exchange systems, or private telephone networks used within enterprises. Many states have imposed restrictions on carriers’ access to additional numbers, creating shortages and delay in obtaining needed number resources. If we are unable to obtain a sufficient supply of new telephone numbers, our ability to increase our subscriber base would be adversely affected.

Factors Relating to Our Arrangements with SBC and BellSouth

      SBC and BellSouth may transfer their controlling interests in us and cease to be subject to certain obligations that benefit us, including exclusivity provisions. Under our limited liability company agreement and the stockholders’ agreement among our manager, SBC and BellSouth, each of SBC and BellSouth will cease to be subject to many of the restrictions imposed on it in the limited liability company agreement that benefit and protect us, such as restrictions on competition and acquisitions of other wireless businesses, once its ownership interest falls below 10%. Although both SBC and BellSouth are subject to a number of transfer restrictions, as described under “Certain Relationships and Related Transactions — Our Limited Liability Company Agreement — Transfers of LLC Units and Common Stock”, each of them may, under the circumstances described in our limited liability company agreement, sell its interests in us and its common stock in our manager to third parties, subject to a right of first refusal of the respective other party, or spin-off or split-off its interests in us or its stock in our manager to its shareholders. In addition, we may lose any competitive advantage we currently gain from our resale and agency relationships with SBC and BellSouth.

      SBC and BellSouth may compete with us in the areas of fixed wireless voice and data services, and may resell our services under their own brand names inside their service territories after specified future dates. SBC and BellSouth have agreed in our limited liability company agreement to engage in the provision of U.S. mobile wireless voice and data services only through us and our subsidiaries, but the agreement is subject to significant exceptions, including an exception that permits them to market and sell fixed wireless voice and fixed wireless data services and to market and sell wireless services in areas in which we, our subsidiaries or Salmon are not providing services pursuant to FCC licenses. SBC and BellSouth may also amend the agreement to provide that they can engage in other competitive activities, such as wireless data service commonly referred to as Wi-Fi. SBC and BellSouth are permitted to resell our services under their own brand names outside their service territories. In addition, if BellSouth or SBC terminates its wireless agency agreement on or after October 2, 2003, it may resell our wireless services in its respective service territories. See “Certain Relationships and Related Transactions — Resale Agreements” and “— Wireless Agency Agreements”.

      The arrangements that we have with SBC and BellSouth were established by SBC and BellSouth, and may not be as advantageous as similar agreements negotiated with unaffiliated third parties. We have entered into various agreements with SBC and BellSouth and their respective affiliates that are material to the conduct of our business, and we may enter into additional agreements with them in the future. For example, we have entered into resale and agency agreements with SBC and BellSouth that include pricing and other terms. Although we believe that these agreements, as a whole, are as advantageous to us as those that could otherwise be obtained, we have no independent verification that these agreements are as advantageous as similar agreements negotiated with unaffiliated third parties. See “Certain Relationships and Related Transactions”.

      Under the terms of agreements with SBC and BellSouth, the scope of our potential business is limited, which could hurt the growth of our business. We have agreed with SBC and BellSouth that, without their consent, we may not enter into any business other than the U.S. mobile wireless voice and data business. These restrictions could limit our ability to grow our business through initiatives such as expansion into international markets and acquisitions of wireless providers that are also engaged in other businesses outside of our permitted activities. These restrictions may also preclude us from pursuing other attractive related or unrelated business opportunities. See “Certain Relationships and Related Transactions — Our Limited Liability Company Agreement”.

      SBC and BellSouth control all important decisions affecting our governance and our operations and may fail to agree on important matters. Under the terms of our limited liability company agreement, our management is exclusively vested in our manager. Both the board of directors and the strategic review committee of our manager are comprised of four directors: two elected by SBC and two elected by BellSouth. Substantially all important decisions of our manager must be approved by its strategic review committee. It is possible that the committee may be deadlocked regarding matters that are very important to us. Although deadlocks are to be resolved by the chief executive officers of SBC and BellSouth, if they cannot agree, inaction may result, which could, among other things, result in us losing important opportunities. For more information on our governance, including the strategic review committee, see “Certain Relationships and Related Transactions — Our Limited Liability Company Agreement”.

      SBC and BellSouth may have conflicts of interest with us. Conflicts of interest may arise between us and SBC and BellSouth when we are faced with decisions that could have different implications for us and SBC or BellSouth, including technology decisions, financial budgets, repayment of member loans from SBC and BellSouth, the payment of distributions by us and other matters. They may also take action that favors their businesses and the interests of their shareholders over our wireless business and the interests of our debtholders. Because SBC and BellSouth control us, conflicts of interest could be resolved in a manner adverse to us. Therefore, we may not always be able to use our resources in the best interest of advancing our business.

Item 2.     Properties

      We lease our corporate headquarters buildings in Atlanta, Georgia. We also maintain administrative and sales offices, customer care call centers, retail sales locations, switching centers, cell tower sites and data centers throughout the United States. Most locations are generally leased to provide maximum flexibility. Switching centers and data centers are frequently owned due to their critical role in our operations and high set-up and relocation costs.

      As of December 31, 2002, we operated a direct distribution channel comprised of approximately 1,200 company-operated stores and kiosks. We have one central handset and accessory distribution center located in Memphis, Tennessee. Network properties included approximately 150 switches and 20,000 cell sites.

      We believe that our facilities are in good operating condition and are currently suitable and adequate for our business operations.

Item 3.     Legal Proceedings

      From time to time we are a party to various legal actions and claims relating to matters that are incidental to the conduct of our business, including the following matters.

      In 1993, Westside Cellular, Inc., d/b/a Cellnet of Ohio (“Cellnet”), a reseller, filed a complaint against Cincinnati SMSA Limited Partnership (“Cincinnati”) with the Ohio Public Utilities Commission (PUC) alleging that it had violated certain PUC requirements related to resale of airtime on a wholesale basis. We currently have a 53% controlling interest in Cincinnati. Following the PUC decision against Cincinnati, Cellnet filed a complaint against Cincinnati and its affiliate, Ameritech Mobile Communications LLC, for damages, now alleged to approximate $350 million, in the Cuyahoga County Common Pleas Court, relying upon Ohio law that permits it to seek damages for violation of PUC orders. Under Ohio law, any such damages found by a jury would be trebled. In an opinion issued on December 30, 2002, the Ohio Supreme Court rejected Cincinnati’s federal and state law arguments challenging the PUC decision and affirmed the PUC decision and remanded the case to the Common Pleas Court for a trial on damages. Cincinnati will present evidence and arguments that Cellnet has not sustained any damages as a result of Cincinnati’s conduct. Cincinnati also plans to file a petition for certiorari with the U.S. Supreme Court asking that Court to review and reverse the Ohio Supreme Court’s decision, which would moot any finding of damages and terminate this litigation. It cannot yet be determined whether Cincinnati will be found liable for damages and, if so, in what amount or whether the U.S. Supreme Court will agree to review and reverse the decision of the Ohio Supreme Court.

      BellSouth and we have been advised that Gary Forsee, BellSouth’s vice chairman — domestic operations and a former Class B director of our manager and the chairman of its board of directors, intends to join Sprint Corporation as its chief executive officer. Mr. Forsee was removed as our director on February 21, 2003, and BellSouth and we have sued Mr. Forsee in the Fulton County Superior Court of Georgia to enforce the non-compete and confidentiality provisions of Mr. Forsee’s employment contract with BellSouth with respect to his proposed employment by Sprint. The court found the non-compete provision invalid, but that issue is currently on appeal. The court ordered arbitration on the confidentiality provision and granted a temporary restraining order preventing Mr. Forsee from accepting employment at Sprint until at least March 12, 2003. BellSouth and we have also sued Sprint in the U.S. District Court for the Northern District of Georgia alleging, among other things, tortuous interference with contractual relations, threatened misappropriation of trade secrets and unfair competition.

      Cingular and various affiliated entities are subject to state government inquiries over marketing practices in the cellular industry, and are defendants in a number of purported class actions brought on behalf of subscribers throughout the country, regarding common law and statutory claims of misrepresentation, inadequate disclosure, unfair trade practices or breach of contract related to our advertising, promotions, sales, billing and collection practices. These include claims relating to the practice or alleged practice, and alleged nondisclosure, of rounding up of partial minutes of airtime usage to full minute increments, send-to-end billing, negative options, ring time billing, first incoming minute free feature, monthly charges for bundled minutes, below cost sales, early disconnection charges, charges for local and toll calls, price discrimination and other practices and charges, as well as the adequacy of our wireless coverage and the quality of service. The actions are in various stages of the investigation and litigation processes. Plaintiffs in most of these putative class actions have not specified the alleged damages they seek. Cingular and various affiliated entities are also defendants in a lawsuit alleging patent infringement. On March 30, 2000, Freedom Wireless, Inc. filed suit in U.S. District Court for the Northern District of California against various entities, alleging that the defendants were infringing or contributing to the infringement of a patent held by plaintiff related to prepaid wireless service technology. The case has been transferred to the U.S. District Court for the District of Massachusetts. Plaintiff has amended its complaint to add another patent to the action. The plaintiff seeks unspecified monetary damages as well as injunctive relief. This case is at a preliminary stage.

      Cingular and various affiliated entities are defendants in a number of cases in various courts involving claims by former agents and resellers who allege that we breached our contracts with those agents and resellers, have tortuously interfered with their contractual relationships with others by terminating our relationships with them and have engaged in unfair competition. Some of the complaints have further alleged that we are a franchisor under applicable state franchise law and have violated franchise laws in our relationship with them. State franchise laws often provide for treble damages for violations. We believe that we are not a franchisor under state law in these cases.

      While more research needs to be conducted and is being conducted on the subject, the research conducted to date does not demonstrate that use of a wireless phone has any adverse health effects, according to the U.S. Food and Drug Administration’s Center for Devices and Radiological Health (FDA). The FDA stated in July 2001: “The available scientific evidence does not show that any health problems are associated with using wireless phones. There is no proof, however, that wireless phones are absolutely safe.” The FDA shares regulatory responsibility for wireless phones with the FCC. The FCC relies on the FDA and other health agencies for safety questions about wireless phones. The FDA is party to the Cooperative Research and Development Agreement with the Cellular Telecommunications and Internet Association, of which we and other wireless companies are members. Pursuant to this agreement, the parties have agreed to support research regarding wireless phone safety. Cingular and various affiliated entities are defendants in lawsuits alleging personal injuries, including brain cancer, from wireless phone use. Cingular and various affiliated entities are also defendants in purported class actions that allege adverse health effects caused by wireless phone use and also allege fraudulent conduct, participation in conspiracies and other wrongful conduct by wireless phone manufacturers, service providers and others. Plaintiffs seek various forms of relief, including compensatory and punitive damages, and/or injunctive and equitable relief. See “Factors Relating to Our Industry — Concern about alleged health risks relating to radio frequency energy may harm our prospects” for a discussion of how this litigation could adversely affect our business operations.

      While complete assurance cannot be given as to the outcome of any legal actions and claims, we believe that any financial impact would not be material to our results of operations, financial position or cash flows.

Item 4.     Submission of Matters to a Vote of Security Holders

      None

PART II

(Dollars in Millions)

Item 5.	Market for Registrant’s Common Equity and Related Stockholders Matters

      There is no established trading market for our ownership interests. SBC owns approximately 60% of our ownership interests and BellSouth owns approximately 40% of our ownership interests. Cingular Wireless Corporation, our manager, owns the remaining 0.0000001% ownership interest in us.

      We are required to make periodic distributions to our members on a pro rata basis in accordance with each member’s ownership interest in amounts sufficient to permit members to pay the tax liabilities resulting from allocations of income tax items from us. During 2001, we made distributions to members of $47 million related to 2000 tax liabilities and $592 million related to 2001 tax liabilities. Since we did not generate taxable income to the members in 2002, we made no distributions in 2002.

      Additionally, we are required to distribute to our members 50% of our “excess cash”, as defined in our operating agreement, at the end of each fiscal year. Excess cash consists of funds generated from our operations, less forecasted cash needs for the upcoming fiscal year and distributions made to the members for their tax payments. In 2000, 2001 and 2002, we were not required to make any distributions of excess cash to the members and do not anticipate being required to make any such distributions in 2003.

      We have no outstanding equity compensation plans.

Item 6.     Selected Financial Data

      The following selected financial data should be read in conjunction with the consolidated financial statements and the notes thereto contained herein in “Item 8. Financial Statements and Supplemental Data”, the information contained herein in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the information contained herein in “Item 1. Business — Factors Relating to our Business, — Factors Relating to our Industry and — Factors Relating to Our Arrangements with SBC and BellSouth”. Historical results are not necessarily indicative of future results.

Selected Historical Financial Information — Cingular Wireless LLC

      The following table presents selected historical consolidated financial and operating data of Cingular Wireless LLC from the date of its formation, April 24, 2000. The data presented in this table is derived from the historical financial statements and related notes which are included in this document. The results for the period April 24, 2000 to December 31, 2000 presented below include the contributed SBC and BellSouth Domestic Wireless Groups’ wireless operations from October 2, 2000; there were no meaningful results of operations of Cingular Wireless LLC prior to that date.

	Period from	Year Ended
	April 24, 2000	December 31,
	to December 31,
	2000	2001	2002

	(Dollars in millions, except for operating
	data)
Statement of Operations Data
Total operating revenue	$3,055	$14,108	$14,727
Total operating expenses(1)	2,674	11,560	12,206

Operating income	381	2,548	2,521
Income before income taxes and cumulative effect of accounting change	128	1,700	1,251
Net income(2)	127	1,692	1,207

	Period from	Year Ended
	April 24, 2000	December 31,
	to December 31,
	2000	2001	2002

	(Dollars in millions, except for operating
	data)
Balance Sheet Data
Total assets	$17,981	$22,530	$24,122
Total debt	12,399	12,531	12,591
Cash Flow Data
Net cash provided by operating activities	$1,062	$3,665	$3,592
Net cash used in investing activities	(1,218)	(3,945)	(3,585)
Net cash provided by financing activities	282	721	334
Capital expenditures(3)	959	3,156	3,085
Other Operating Data
Licensed cellular/PCS POPs (in millions) (end of period)(4)	189	219	219
Total cellular/PCS subscribers (in millions) (end of period)(5)	18.6	21.6	21.9
Net additions, cellular/PCS subscribers (in millions)	0.7	1.9	0.4
Cellular/PCS subscriber churn(6)	2.8%	2.9%	2.8%
Average cellular/PCS revenue per subscriber unit (ARPU)(7)	$51.14	$52.26	$51.47
EBITDA (in millions)(8)	$802	$4,469	$4,371
EBITDA margin(9)	28.5%	34.2%	31.8%
Ratio of earnings to fixed charges(10)	1.49	2.73	2.12

(1)	In November 2001, depreciation expense related to the transfer of assets with our network infrastructure venture with T-Mobile USA, Inc. (formerly known as VoiceStream Wireless Corporation) was reclassified as a component of equity in net loss of affiliates and thus is no longer included in operating expenses.

(2)	Fiscal 2002 includes a cumulative effect of accounting change in accounting principle of $32 upon the adoption of SFAS No. 142. See Note 4 to the audited financial statements.

(3)	Capital expenditures do not include capital expenditures and cash contributions related to the Company’s infrastructure venture with T-Mobile.

(4)	Licensed POPs refers to the number of people residing in areas where we have licenses to provide cellular or PCS service.

(5)	Cellular/PCS subscribers include customers served through reseller agreements. In 2001, cellular/PCS subscribers include customers associated with additional wireless businesses contributed by our members.

(6)	Cellular/PCS subscriber churn is calculated by dividing the aggregate number of cellular/PCS subscribers who cancel service during each month in a period by the total number of cellular/PCS subscribers at the beginning of each month in that period.

(7)	ARPU is defined as cellular/PCS service revenues during the period divided by average cellular/PCS subscribers during the period.

(8)	EBITDA is defined as operating income plus depreciation and amortization. EBITDA is not presented as an alternative measure of operating results or cash flows from operations, as determined in accordance with generally accepted accounting principles, but because we believe it is a widely accepted indicator of our ability to incur and service debt and make capital expenditures. EBITDA does not give effect to cash used for debt service requirements and distributions and thus does not reflect funds available for dividends, reinvestment or other discretionary uses. In addition, EBITDA as presented herein may not be comparable to similarly titled measures reported by other companies.

(9)	EBITDA margin is defined as EBITDA divided by service revenues.

(10)	Earnings consist of income before income taxes, extraordinary gain (loss), cumulative effect of accounting changes and fixed charges. Fixed charges include interest expense, capitalized interest and the portion of rent expense representing interest.

Selected Historical Financial Information — SBC Domestic Wireless Group

      The following table presents selected historical consolidated financial and operating data of the SBC Domestic Wireless Group. The statement of operations and cash flow data for the years ended December 31, 1998 and 1999 and the period ended October 2, 2000 is derived from the audited financial statements of the SBC Domestic Wireless Group. We derived the remaining financial data from the SBC Domestic Wireless Group’s unaudited financial statements. You should read those statements for a further explanation of the selected financial data set forth below. You should also read our “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

      The historical financial information includes the results of operations and cash flows for the SBC Domestic Wireless Group for all periods, retroactively restated to reflect the mergers of SBC with the wireless businesses of Pacific Telesis Group (PAC), Southern New England Telecommunications Corporation (SNET) and Ameritech Corporation (Ameritech) as poolings of interests. Historical financial information also includes the results of operations and cash flows for acquisitions from their date of acquisition and includes the results of operations and cash flows from various disposed assets until their date of disposition. You should also read our “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Presentation of Financial Information”.

	Year Ended		Period
	December 31,		Ended
			October 2,
	1998	1999	2000

	(Dollars in millions, except for
	operating data)
Statement of Operations Data
Total operating revenue	$6,507	$7,376	$6,100
Total operating expenses	5,428	6,074	4,812

Operating income	1,079	1,302	1,288
Income before provision for income taxes, extraordinary gain and cumulative effect of accounting changes	663	929	917
Net income(1)(2)(3)	388	1,921	586
Cash Flow Data
Net cash provided by operating activities(4)	$1,762	$1,861	$620
Net cash provided by (used in) investing activities	(978)	1,268	(2,528)
Net cash provided by (used in) financing activities	(755)	(3,083)	1,965
Capital expenditures	978	988	704

	Year Ended		Period
	December 31,		Ended
			October 2,
	1998	1999	2000

	(Dollars in millions, except for
	operating data)
Other Operating Data
Total cellular/PCS subscribers (in millions) (end of period)(5)	10.4	11.2	13.2
Cellular/PCS subscriber churn(6)	2.1%	2.4%	2.6%
Average cellular/PCS revenue per subscriber unit (ARPU)(7)	$51.11	$50.37	$51.23
EBITDA (in millions)(8)	$1,895	$2,292	$2,123
EBITDA margin(9)	31.8%	33.8%	38.0%

(1)	In October 1999, SBC completed the required disposition, as a condition of the Ameritech merger, of 20 Midwestern cellular properties, including the competing cellular licenses in Chicago, Illinois, and St. Louis, Missouri and other markets. The SBC Domestic Wireless Group recorded an extraordinary gain of $1,379 on this sale, net of taxes of $960.

(2)	In September 2000, adjustments related to calculations of the 1999 gain on the required disposition of the 20 Midwestern cellular properties following the Ameritech merger referred to in note (1) above resulted in an additional extraordinary gain of $36, net of taxes of $24.

(3)	The SBC Domestic Wireless Group’s results in 1999 include the effect of conforming the adoption date for postretirement accounting between SBC and Ameritech. This change was recorded in the third quarter of 1999, retroactive to January 1, 1999, as a cumulative effect of accounting change of $14, net of taxes of $9.

(4)	Net cash provided by operating activities for the period ended October 2, 2000 reflects a tax payment of $1,102 associated with the sale of the 20 Midwestern cellular properties referenced in note (1).

(5)	Subscribers include customers served through reseller agreements.

(6)	Cellular/PCS subscriber churn is calculated by dividing the aggregate number of cellular/PCS subscribers who cancel service during each month in a period by the total number of cellular/PCS subscribers at the beginning of each month in that period.

(7)	Average revenue per subscriber unit (ARPU) is defined as cellular/PCS service revenues during the period divided by average cellular/PCS subscribers during the period.

(8)	EBITDA is defined as operating income plus depreciation and amortization. EBITDA is not presented as an alternative measure of operating results or cash flows from operations, as determined in accordance with generally accepted accounting principles, but because we believe it is a widely accepted indicator of our ability to incur and service debt and make capital expenditures. EBITDA does not give effect to cash used for debt service requirements and distributions and thus does not reflect funds available for dividends, reinvestment or other discretionary uses. In addition, EBITDA as presented herein may not be comparable to similarly titled measures reported by other companies.

(9)	EBITDA margin is defined as EBITDA divided by service revenues. When adjusted for a $220 million charge recorded in 1999 by SBC in connection with the sale/leaseback of certain network assets, the EBITDA margin for 1999 would have been 37.0%.

Selected Historical Financial Information — BellSouth Domestic Wireless Group

      The following table presents summary historical consolidated financial and operating data of the BellSouth Domestic Wireless Group. The statement of operations and cash flow data for the years ended December 31, 1998 and 1999 and the period ended October 2, 2000 is derived from the audited financial statements of the BellSouth Domestic Wireless Group. We derived the remaining financial data from the BellSouth Domestic Wireless Group’s unaudited financial statements. You should read those statements for a further explanation of the selected financial data set forth below. You should also read our “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

      The historical financial information for the BellSouth Domestic Wireless Group includes the results of operations and cash flows for various significant acquisitions from their date of acquisition and includes the results of operations and cash flows from various disposed assets until their date of disposition. You should also read our “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Presentation of Financial Information”.

	Year Ended		Period
	December 31,		Ended
			October 2,
	1998	1999	2000

	(Dollars in millions, except for
	operating data)
Statement of Operations Data
Total operating revenue	$3,053	$3,573	$3,102
Total operating expenses(1)	2,808	3,680	2,723

Operating income (loss)	245	(107)	379
Income (loss) before provision for income taxes, extraordinary gain and cumulative effect of accounting changes	110	(132)	194
Net income (loss)	46	(87)	114
Cash Flow Data
Net cash provided by operating activities	$691	$545	$826
Net cash used in investing activities	(750)	(322)	(1,347)
Net cash provided by (used in) financing activities	125	(295)	553
Capital expenditures	705	590	461
Other Operating Data
Total cellular/PCS subscribers (in millions) (end of period)(2)	4.5	4.9	5.7
Cellular/PCS subscriber churn(3)	2.3%	2.9%	2.5%
Average cellular/PCS revenue per subscriber unit (ARPU)(4)	$58.42	$58.08	$58.47
EBITDA (in millions)(5)	$805	$570	$870
EBITDA margin(6)	28.4%	17.4%	30.3%

(1)	Total operating expenses include a provision for asset impairment in 1999. This provision represents non-cash charges associated with disposals of infrastructure equipment in 14 wireless markets in the southeastern United States. This charge of $320 was recorded to write down these assets to their fair market value, as required under SFAS 121, and was estimated by discounting the expected future cash flows of these assets through the date of disposal. This equipment was replaced with new equipment.

(2)	Subscribers include customers served through reseller agreements.

(3)	Cellular/PCS subscriber churn is calculated by dividing the aggregate number of cellular/PCS subscribers who cancel service during each month in a period by the total number of cellular/PCS subscribers at the beginning of each month in that period.

(4)	Average revenue per subscriber unit (ARPU) is defined as cellular/PCS service revenues during the period divided by average cellular/PCS subscribers during the period.

(5)	EBITDA is defined as operating income plus depreciation and amortization. EBITDA is not presented as an alternative measure of operating results or cash flows from operations, as determined in accordance with generally accepted accounting principles, but because we believe it is a widely accepted indicator of our ability to incur and service debt and make capital expenditures. EBITDA does not give effect to cash used for debt service requirements and distributions and thus does not reflect funds available for dividends, reinvestment or other discretionary uses. In addition, EBITDA as presented herein may not be comparable to similarly titled measures reported by other companies.

(6)	EBITDA margin is defined as EBITDA divided by service revenues. When adjusted for the provision for asset impairment described in note (1), the EBITDA margin for 1999 would have been 27.1%.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

      We serve approximately 22.7 million voice and data customers, including customers served over our Mobitex network, and are the second-largest provider of wireless voice and data communications services in the United States, based on the number of wireless subscribers. We have access to licenses to provide cellular or PCS wireless communications services covering an aggregate population of 231 million, or approximately 81% of the U.S. population, including in 45 of the 50 largest U.S. metropolitan areas. We provide cellular or PCS services in 43 of the 50 largest U.S. metropolitan areas.

Competition

      We compete for customers based principally on price, service offerings, call quality, coverage area and customer service. We face substantial and increasing competition in all aspects of our business. This condition has had an adverse impact on our customer and revenue growth, and we expect this trend to continue. Our competitors are principally five national (Verizon Wireless, AT&T Wireless, Sprint PCS, Nextel Communications and T-Mobile) and a large number of regional providers of cellular, PCS and other wireless communications services, resellers and wireline service providers. In addition, we may experience significant competition from companies that provide similar services using other current or future communications technologies and services.

Operating Revenues

      Service Revenues. Service revenues consist of revenues from the provision of wireless voice and data services. Service revenues, which we record when services are provided, include revenues from:

•	recurring monthly access charges;

•	airtime usage, including prepaid service;

•	long distance charges;

•	charges for optional features and services such as voice mail, unlimited mobile-to-mobile calling, roadside assistance, caller ID and data services;

•	roaming charges we bill to our customers for their use of our and other carriers’ networks, which we refer to as “incollect roaming” revenues; and

•	roaming charges we bill to other wireless service providers whose subscribers use our network, which we refer to as “outcollect roaming” revenues.

      Revenues from data services have not been material in any of the periods presented. We expect that trend to continue, although revenues from wireless data services will increase as a result of the availability of GPRS and EDGE across our network and the introduction of new data applications for business and consumer use, including access to e-mail, Internet content, mobile commerce and location-based services.

      Equipment Sales. Equipment sales include revenues from the sale of handsets and accessories to new and existing customers and to agents and other third-party distributors. The trend in equipment sales is generally comparable to the trend in gross customer additions.

Operating Expenses

      Our operating expenses include:

•	cost of services;

•	cost of equipment sales;

•	selling, general and administrative expenses; and

•	depreciation and amortization.

      The integration of our predecessor operations provided opportunities for cost savings. Prior to our formation as a joint venture, the SBC and BellSouth Domestic Wireless Groups had their own management teams, wireless networks, operational and technical groups, marketing and distribution channels and information, customer care, billing and other systems. We believe that our formation and the resulting combination of these businesses has generated significant synergies, which will lower our overall cost structure on a recurring basis.

      We must increasingly seek to reduce expense growth in order to protect profit margins. As a combined entity, we eliminated roaming costs between our two predecessor entities and by spreading our fixed costs over a larger subscriber base, we generate higher operating income. We also believe that our industry position enables us to negotiate roaming, long distance and local network connection fees and handset and network infrastructure purchase arrangements on favorable terms.

      Cost of Services. Cost of services includes the cost of carrying calls and maintaining our network including internal and contract engineering labor, expenses to monitor, maintain and service our network and landline facilities expense. Cost of service also includes roaming charges and long distance expense for services provided by other telecommunications carriers, which are increasing as a result of increased usage stimulated by national rate plans’ inclusion of free roaming and long distance services.

      Cost of Equipment Sales. Cost of equipment sales includes the cost of handsets and accessories. Some of our third party distributors purchase handsets and accessories from us, usually above cost. However, we generally sell handsets below cost to customers who purchase through direct sales channels, such as our company stores, as an inducement to customers who agree to one-year and two-year subscription contracts or in connection with other promotions. As a result, revenues from equipment sales are more than offset by the related cost of equipment sales, resulting in a net subsidy to customers. In addition, we have actively focused on selling services to new customers and upgrading existing customers to digital handsets and service, which increase network capacity and lower our operating cost per minute. When first introduced, digital handsets were more expensive than analog phones, contributing to an increase in cost of equipment. The trend in costs from equipment sales follows the trend in gross customer additions and, to a lesser degree, changes in the cost of handsets. The cost of handsets has declined, and, as one of the largest purchasers of handsets in the United States, we believe we will be able to purchase handsets at attractive volume-discounted rates.

      Selling, General and Administrative. Selling, general and administrative expenses include all operating costs and expenses not included in the other operating cost and expense categories, such as:

•	sales and marketing costs, including the costs of advertising and promotions;

•	distribution expenses, including the costs to maintain retail locations and the commissions paid to our own sales force as well as agents and other third party distributors; and

•	other administrative cost such as accounting and billing operations, customer service, and other overhead costs.

      Pre-paid and reseller customers, together, comprise less than 10% of our customer base. Because the cost to acquire these customers is less than for direct, post-paid customers, our customer acquisition costs have increased as pre-paid and reseller customers have decreased as a percentage of total subscribers.

      Depreciation and Amortization. Depreciation and amortization expense includes non-cash expenses relating to the depreciation of property, plant and equipment and the amortization of intangibles, such as customer lists and, prior to 2002, FCC licenses and goodwill. Depreciation expense pertaining to assets used in our business (excluding assets transferred to joint ventures) has been generally increasing as a result of our capital expenditures and we expect this expense to continue to increase in the foreseeable future as we make capital expenditures to build out and upgrade our network, adjust asset lives, as appropriate, and make other investments. See “— Liquidity and Capital Resources” below for a discussion of our capital expenditures and other investments.

Other Income (Expenses)

      Interest Expense. Interest expense includes interest costs related primarily to our indebtedness and capital leases.

      Minority Interest. Minority interest reflects the share of operating income (loss) belonging to members or partners in consolidated entities.

      Equity in Net Income (Loss) of Affiliates, Net. In addition to the subsidiaries that we control and include in our consolidated financial statements, we have non-controlling equity investments in various entities. The largest of these are as follows:

•	In November 2000, we made an equity investment, and as of December 31, 2002 had a non-controlling equity interest, in Salmon. Because we do not control Salmon, we account for this investment using the equity method and record profits or losses in our income statement as equity in net income (loss) of affiliates. Crowley Digital LLC, the other member of Salmon, is not committed to provide equity funding in excess of its initial capital contribution of $50. As a result, we will recognize 100% of Salmon’s losses at such time as Crowley’s capital contribution has been eliminated due to it being charged with its proportionate share of Salmon’s losses. Until Salmon’s networks are built out and it has acquired a significant number of subscribers, it is expected to generate significant operating losses. None of Salmon’s networks are constructed or operational as of December 31, 2002.

•	In November 2001, we formed a jointly-controlled infrastructure venture with T-Mobile. In July 2002, we commenced commercial operations in New York City and T-Mobile commenced operations in California and Nevada. Because we do not independently control this venture, we also account for this investment using the equity method. This venture is structured to generate operating losses approximating the amount of the depreciation on the assets that have been contributed to it and unreimbursed interest expense.

      We expect to record a significant equity in loss of affiliates over the next several years relating to our investments in these ventures.

Income Taxes

      We are a limited liability company treated as a partnership for income tax purposes and therefore generally do not pay taxes on our income. Instead, income taxes are generally the responsibility of our members. However, we have corporate and LLC subsidiaries that are taxpayers in some jurisdictions and will record income tax expense. We do not expect that our income tax expense will be material in the near future.

Consolidated Results of Operations

Presentation of Financial Information

      We were formed in 2000 and have limited historical results of operation prior to the contribution of the SBC and BellSouth Domestic Wireless Groups’ assets on October 2, 2000. Therefore, for periods prior to October 2000, we present the historical results of operations of the SBC Domestic Wireless Group and the BellSouth Domestic Wireless Group and discuss the results of operations of those businesses on a historical basis.

      We present and discuss:

•	our financial results for the twelve months ended December 31, 2002 compared to the twelve months ended December 31, 2001; and

•	certain components of our historical financial results for the year ended December 31, 2001 compared to the comparative components of unaudited combined historical results of the SBC Domestic Wireless Group and the BellSouth Domestic Wireless Group for the nine months ended September 30, 2000, combined with our historical consolidated financial results for the period April 24, 2000 (inception) through December 31, 2000.

      The combined financial data was prepared by aggregating for the periods indicated the historical financial statements of Cingular, the SBC Domestic Wireless Group and the BellSouth Domestic Wireless Group, as applicable, and eliminating any inter-company transactions. The combined operating data for 2000 does not purport to be indicative of what our results of operations would actually have been if we had been formed at the beginning of that year. The SBC and BellSouth Domestic Wireless Groups were managed separately prior to their contribution to us on October 2, 2000; and the combined financial data for 2000 is not intended to show what the combined financial results would have been had the companies actually been managed together. We present the combined operating data because management evaluates our business by comparing our results from one period against results from prior periods and believes that these comparisons provide a reasonable basis for measuring changes in our operating results.

      The combined operating data should be read in conjunction with our audited financial statements and the audited financial statements of the SBC Domestic Wireless Group and the BellSouth Domestic Wireless Group and other financial and operating information appearing under Item 8.

Year Ended December 31, 2002, Compared with the Year Ended December 31, 2001

      The historical consolidated data below is for the years ended December 31, 2001 and 2002.

	Year Ended
	December 31,

	2001	2002

Operating revenues
Local Service Revenue-Voice	$10,620	$11,638
Data Revenue	193	286

Total Local Service Revenue	10,813	11,924
Incollect Roamer Revenue	884	776
Long Distance	223	209

Subscriber Revenue	11,920	12,909

	Year Ended
	December 31,

	2001	2002

Outcollect Revenue	940	701
Other Revenue	209	136

Other Service Revenue	1,149	837

Wireless Service Revenue	13,069	13,746
Equipment sales	1,039	981

Total operating revenues	14,108	14,727

Operating expenses
Cost of services (excluding depreciation)	2,752	3,395
Cost of equipment sales	1,652	1,535
Selling, general and administrative	5,235	5,426
Depreciation and amortization	1,921	1,850

Total operating expenses	11,560	12,206

Other income (expenses)
Interest expense	(822)	(911)
Minority interest in net income (loss) of consolidated partnerships	(122)	(123)
Equity in net loss of affiliates, net	(68)	(265)
Other, net	164	29

Total other income (expense)	(848)	(1,270)

Cumulative effect of accounting change, net of tax	—	(32)

     Customer Base

      We have recently experienced lower subscriber growth due in part to a slowing economy and increased wireless penetration and competition in the United States. As these factors may reduce the pool of prospective wireless subscribers, our customer growth is increasingly dependent on reducing our churn and attracting customers who churn from other carriers.

      Cellular/PCS customers were 21.9 million at December 31, 2002, an increase of 1.4% from the 21.6 million customers at December 31, 2001. Net cellular/PCS customer additions in 2002 were 360,000, a decrease of 1,561,000, or 81.3%, from the 1,921,000 net customer additions in 2001. The decrease in net customer additions was primarily a function of a 1.1 million, or 12.3%, reduction in gross customer additions from 2001. The decrease in 2002 was a result of intense industry competition, impacts of the economic slowdown, and the continued decline in our analog, prepaid and reseller customer bases. We lost approximately 266,000 reseller customers after WorldCom, Inc. (WorldCom) exited the reseller business during the year, and an additional approximately 130,000 WorldCom customers became our direct customers. We believe that a number of internal business initiatives also contributed to our negative growth trends in 2002, including;

•	centralization of the marketing and sales organizations, which reduced our effectiveness in responding to regional and local product and service opportunities;

•	other merger-related changes, such as billing system integration and inventory and customer care consolidation, that may have impacted customers; and

•	a shift to sales plan initiatives designed to improve cash flow rather than overall market share.

      During the year ended December 31, 2002, our postpaid subscriber base increased 928,000, or 4.9%, including the approximately 130,000 former WorldCom reseller subscribers who transferred to us after WorldCom exited the reseller business. The prepaid and reseller subscriber bases decreased by 23,000, or 1.6%, and 577,000, or 45.1% respectively, during the year.

      For the year ended December 31, 2002, the cellular/PCS churn rate was 2.8% compared with a 2.9% churn rate for 2001. The lower churn in 2002 is reflective of our efforts to acquire and maintain quality non-reseller postpaid customers. This lower churn was partially offset by the continued deterioration of our prepaid and reseller customer base, primarily as a result of WorldCom’s exiting the reseller business, which had a negative impact on churn in 2002.

      We had over 5 million customers using our data services at December 31, 2002. In addition to our cellular and PCS licenses, we own FCC licenses to provide data services over a separate frequency band. Our network at this band utilizes a different technology called “Mobitex”. The number of our Mobitex data network customers increased to approximately 817,000 at December 31, 2002, an 11.5% increase from 733,000 customers at year-end 2001. Net customer additions for the year ended December 31, 2002 were 84,000, a decrease of 47.5% from the 160,000 net customer additions in the prior year. Most of these customers are business customers, and the decline in net additions is primarily due to the economic slowdown.

     Operating Revenue

      Total operating revenues, consisting of service revenues and equipment revenues, increased $619, or 4.4%, to $14,727 for the year ended December 31, 2002, compared with $14,108 for the prior year. An increase in 2002 service revenues, as a result of a higher average number of subscribers, was partially offset by reduced equipment revenues, primarily attributable to reduced gross customer additions. Although total operating revenues increased, the rate of increase declined during 2002, reflecting slower customer growth and lower prices for our services driven by increasing competition. The components of the change in operating revenues are described below.

      Service Revenues. Service revenues are comprised of local service, roaming, long distance and other revenues. For the year ended December 31, 2002, service revenues were $13,746 an increase of $677, or 5.2%, compared with $13,069 for the prior year. Of the $677 increase, $203 can be attributed to the contribution of a Puerto Rico wireless business from SBC in September 2001.

      The local service component of total service revenues includes recurring monthly access charges, airtime usage, including prepaid service when earned, and charges for optional features and services, such as voice mail, mobile-to-mobile calling, roadside assistance, caller ID, handset insurance and data services.

      Local service revenues for the year ended December 31, 2002 were $11,924, an increase of $1,111, or 10.3%, compared with $10,813 for the prior year. The increase was primarily driven by a 6.8% increase in the average number of cellular/PCS subscribers versus 2001 and the continued migration of our customers to all-inclusive rate plans that include roaming and long distance at no additional charge. The increase was also driven by a 26.2% increase in local minutes of use per customer, driven by plans offering increasing numbers of minutes of service for a flat, monthly fee. Additionally, $156 from the provision of handset insurance through a new subsidiary and $181 due to the September 2001 contribution by SBC of the Puerto Rico wireless business also contributed to the increase from the prior year. Data service revenues, a component of local service revenues, increased 48.2% in 2002, from $193 in 2001 to $286 in 2002.

      The roaming component of total service revenues includes revenues that we collect from our customers who roam outside their selected home coverage area, referred to as “incollect” roaming revenues, and revenues from other wireless carriers for roaming by their customers on our network, referred to as “outcollect” roaming revenues.

      Incollect revenues for the year ended December 31, 2002 were $776, a decrease of $108, or 12.2%, compared with $884 for the prior year. Incollect revenues declined as more of our customers adopted regional and national rate plans, which include free roaming in bundled minute plans.

      Outcollect revenues for the year ended December 31, 2002 were $701, a decrease of $239, or 25.4%, compared with $940 for the prior year. This decline is primarily a function of reductions in roaming rates with major roaming partners and the building out of other carriers’ networks, which reduces the need of their customers to roam on our network. The impact of our infrastructure venture with T-Mobile also contributed $26 to the decrease from 2001.

      Long distance revenues for the year ended December 31, 2002 comprised only approximately 1.5% of total service revenues. These revenues continue to decline as our customers migrate to all-inclusive rate plans that include long distance service in the monthly access charge.

      Other revenues for the year ended December 31, 2002 were $136, a decrease of $73, or 34.9% compared with $209 for the prior year. The decrease in 2002 includes a reduction of $23 in administrative and programming revenues related to the formation of a captive handset insurance company in 2002. Other decreases from 2001 include a $17 reduction in management fees as a result of the contribution of the Puerto Rico wireless business in September 2001 and a $13 decrease in local exchange carrier (LEC) reciprocal compensation revenues as a result of our infrastructure joint venture with T-Mobile.

      ARPU for cellular/PCS service declined by $0.79 to $51.47, or 1.5%, from $52.26 for the year ended December 31, 2001. Our strategy of targeting, acquiring and retaining non-reseller postpaid customers has resulted in an increase in subscriber revenues. This increase, however, has been offset by reductions in revenues from bundled services and outcollect and other revenues, thereby reducing overall service ARPU. The consolidation of Puerto Rico operating results in our financial statements, beginning September 2001, also adversely affected ARPU as a result of the heavy concentration of prepaid subscribers in Puerto Rico. Of the $0.79 decline in ARPU, $0.18 of the decline can be attributed to the dilutive ARPU impact of the Puerto Rico consolidation.

      Equipment Sales. Equipment sales for the year ended December 31, 2002 were $981, a decrease of $58, or 5.6%, compared with $1,039 for the prior year. This decrease is primarily the result of a 5.0% decline in non-reseller gross additions from 2001.

     Operating Expenses

      Cost of Services (Exclusive of Depreciation). Cost of services primarily includes expenses to monitor, maintain and service our network, landline facilities expense, incollect roaming charges from other carriers and long distance expense. Cost of services for the year ended December 31, 2002 was $3,395, an increase of $643, or 23.4%, compared with $2,752 for the prior year. Cost increases in 2002 were driven by a 36% increase in system minutes of use and higher roaming and long distance costs. These increases are a result of customer migration to digital rate plans that include more minutes, free long distance calling and free roaming. Increases in 2002 over the prior year also include $151 in impairment losses related to our long-lived assets utilized in our Mobitex data network and certain TDMA network assets and $93 related to the provision of handset insurance through the new captive insurance subsidiary. See “Critical Accounting Policies and Estimates” for further discussion of impairment losses recognized in 2002. Although systems costs are increasing due to increased minutes of use, efficiencies attributable to digital networks contribute to decreasing per-minute costs.

      Cost of Equipment Sales. Cost of equipment sales for the year ended December 31, 2002 was $1,535, a decrease of $117, or 7.1%, compared with $1,652 for the prior year. Consistent with the trend in equipment revenues, this decrease is primarily the result of a 5.0% decline in non-reseller gross additions compared with 2001. This year over year cost decrease was also driven by more favorable per-unit pricing in 2002 resulting from our combined purchasing power as well as industry trends. These decreases were offset to a limited degree by increased upgrade equipment costs in 2002.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 2002 were $5,426, an increase of $191, or 3.6%, compared with $5,235 for prior year. The higher cost in 2002 was driven by increases of $135 in costs related to maintaining and supporting our customer base, $41 in administrative costs and $15 in selling expenses.

      The $135 in cost increases for maintaining and supporting our customer base included higher residuals and upgrade commissions, customer retention costs and bad debt expense. Bad debt expense increased by $70, with over half of the increase attributable to WorldCom write-offs occurring in 2002. Within this same area of customer maintenance and support expenses, the overall $135 cost increase included lower billing and customer service expenses, reflecting cost reductions as a result of billing system and call center consolidations.

      The increase of $41 in other administrative costs is primarily due to higher information technology (IT) and development costs.

      Selling expenses, which include sales, marketing, advertising and commissions expenses, increased $15 from 2001. Increases in 2002 include $41 in advertising and agent build-out costs associated with the launch of Cingular Wireless service in New York City and $28 related to the reorganization of the sales operation and related workforce reductions. Costs in 2001 included $70 related to the Cingular brand launch.

      Depreciation and Amortization. Depreciation and amortization for the year ended December 31, 2002 were $1,850, a decrease of $71, or 3.7%, compared with $1,921 for the prior year. Depreciation expense increased $148 and was comprised primarily of increased depreciation associated with new capital assets, partially offset by a reduction in depreciation as a result of the transfer of assets to our network infrastructure venture with T-Mobile. Beginning in November 2001, the operating losses of Factory, which include depreciation, are reflected as a component of equity in net loss of affiliates. For the year ended December 31, 2002, amortization expense decreased by $219 compared with the prior year. This was primarily attributable to the cessation of amortizing goodwill and wireless licenses as a result of our January 1, 2002 adoption of SFAS No. 142.

     Interest Expense

      Interest expense for the year ended December 31, 2002 was $911, an increase of $89, or 10.8%, compared with $822 for the prior year. The increase in interest expense primarily resulted from the issuance in December 2001 of $2,000 in fixed-rate senior notes to refinance lower interest-bearing commercial paper and fund capital expenditures and working capital. The increased interest expense of $124 related to these fixed-rate senior notes was offset by a reduction of $39 related to minimal use of commercial paper in 2002, compared to 2001.

Equity in Net Loss of Affiliates, Net

      Equity in net loss of affiliates for the year ended December 31, 2002 was $265, an increase of $197, compared with $68 for the prior year. The increase primarily reflects additional equity losses of $209 associated with the investment in our network infrastructure venture with T-Mobile, which was formed in the fourth quarter of 2001. This increase was partially offset by a $14 reduction in losses related to our Salmon joint venture.

Other, Net

      Other, net for the year ended December 31, 2002 was $29, a decrease of $135, compared with $164 for the prior year. The decrease is primarily due to a $76 gain associated with the distribution of assets to us at fair value following a partnership dissolution in 2001, a reduction of $27 in interest income and gains from partitioning transactions and a $19 decrease in interest income on advances to Salmon.

Cumulative Effect of Accounting Change

      Cumulative effect of change in accounting principle, net of tax, was a loss of $32 during the year ended December 31, 2002 and resulted from an impairment of goodwill related to the Mobitex data business upon the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002.

Consolidated Year Ended December 31, 2001 Operating Data, Compared with Combined Year Ended December 31, 2000 Operating Data (Unaudited)

      The historical consolidated operating revenues, cost of service and equipment sales and gross margin for Cingular Wireless LLC are shown for the year ended December 31, 2001. For the year ended December 31, 2000, the combined historical consolidated operating revenues, cost of service and equipment sales and gross margin for the period April 24, 2000 (inception) to December 31, 2000, combined with the operating revenues, cost of service and equipment sales and gross margin for the SBC Domestic Wireless group and the BellSouth Domestic Wireless Group for the period ended October 2, 2000, are included below. In combining the historical results of the SBC Domestic Wireless Group and the BellSouth Domestic Wireless Group, inter-group transactions have been eliminated. For 2001, the first full year of operations for Cingular Wireless LLC, we have also included below a discussion of 2001’s selling, general and administrative expenses, depreciation and amortization, interest expense, minority interest in net income of consolidated partnerships, equity in net income (loss) of affiliates, net and other, net.

	Year Ended
	December 31,

	2000	2001
	(Combined)	(Actual)

Statement of Operations Data
Operating revenues:
Service revenues	$11,221	$13,069
Equipment sales	988	1,039

Total operating revenues	12,209	14,108
Operating expenses:
Cost of service	2,191	2,752
Cost of equipment sales	1,573	1,652

Total cost of service and equipment sales	3,764	4,404
Gross margin (1)	$8,445	$9,704

Operating Data
Cellular/PCS subscribers (in millions) (end of period)(2)	18.6	21.6
Average cellular/PCS revenue per subscriber unit (ARPU)(3)	$53.47	$52.26

(1)	Gross margin excludes depreciation expense.

(2)	Cellular/PCS subscribers include customers served through reseller agreements.

(3)	Average revenue per subscriber unit (ARPU) is defined as cellular/PCS service revenues during the period divided by average cellular/PCS subscribers during the period.

Customer Base

      Cellular and PCS customers grew to 21.6 million for the year ended December 31, 2001, an increase of 16.1% from the 18.6 million customers at December 31, 2000. In comparison, the increase in the customer base for the year ended December 31, 2000 was 20.0%. The slower rate of growth for the 2001 period reflects the economic slowdown, higher penetration levels and increasing competition in all of our markets. In addition, the rate of customer growth reflects a cellular/PCS customer churn rate of 2.9% for the year ended December 31, 2001, compared to 2.6% in 2000. Our net cellular/PCS customer additions, excluding net additions that occurred prior to the contribution date of those businesses contributed to us in 2001, declined 36.7% from 3.0 million for the year ended December 31, 2000 to 1.9 million in 2001. This decrease was mainly attributable to third and fourth quarter 2001 net customer additions of 417,000, a

71.6% decline from 1,470,000 in the third and fourth quarters of 2000. Additional factors contributing to these results include the following:

•	increasing pricing for postpaid analog customers;

•	reducing the subsidy for handsets sold to prepaid customers;

•	shortening the expiration date of new prepaid cards to 90 days from 180 days from the date of issue; and

•	removing from our count of resale customers those customers who were inactive for 60 days or longer.

      We implemented these practices to migrate analog customers to digital service and improve the profitability of prepaid services.

      In addition to our cellular and PCS licenses, we own licenses to provide data services over a separate frequency band. Our network at this band utilizes a different technology called “Mobitex”. Our Mobitex data network customers increased to approximately 733,000 at December 31, 2001, a 27.9% increase from approximately 573,000 customers at December 31, 2000. The rate of growth slowed during 2001 as net customer additions of approximately 160,000 for the year ended December 31, 2001 declined from just over 350,000 for the comparable 2000 period. Most of these customers are business customers, and the decline in net additions reflects primarily the economic slowdown, as well as removal of inactive customers from our customer base. This had a significant impact in the third and fourth quarters of 2001 with nearly 45,000 net additions, compared to approximately 191,000 in the third and fourth quarters of 2000. We had approximately 1.7 million active users of our cellular and PCS data services as of December 31, 2001. Most of these customers began subscribing to these services during 2001.

      Revenue from data services has not been material in any of the periods presented. We believe that growth in our data services revenue and customers demonstrates customer acceptance of these services, which we expect over time will increasingly contribute to operating revenue.

Operating Revenues

      Total operating revenues for the year ended December 31, 2001 were $14,108, an increase of $1,899, or 15.6%, from $12,209 for the year ended December 31, 2000. The components of the change in operating revenues are described below.

      Service Revenues. Service revenues for the year ended December 31, 2001 were $13,069, an increase of $1,848, or 16.5%, compared to $11,221 for the year ended December 31, 2000. The increase was primarily driven by the 21.2% increase in average cellular/PCS subscribers versus the same period one year earlier, offset by a decline in revenues we received from other wireless carriers for roaming by their subscribers on our network. Roaming revenues are trending downward as other carriers build out their networks and as roaming rates decline. Long distance revenue and the revenue we collect from our customers to cover the costs we incur when our customers roam on the networks of other wireless carriers also decreased slightly as a result of our introduction of more competitive regional and national calling plans, which have the effect of converting minutes of use from long distance and roaming revenues to local service revenues. Local service revenues for the year ended December 31, 2001 increased 24.6% over the year ended December 31, 2000. ARPU decreased by $1.21 to $52.26, or 2.3%, from $53.47 in the year ended December 31, 2000 largely due to a lower per minute pricing, offset by a 37.3% increase in local minutes of use per customer.

      Equipment Sales. Equipment sales for the year ended December 31, 2001 were $1,039, an increase of $51, or 5.2%, from $988 for the year ended December 31, 2000. The growth was primarily attributable to an increase in gross customer additions, offset by declining retail prices for digital handsets.

Cost of Service and Equipment Sales

      Total cost of service and equipment sales for the year ended December 31, 2001 was $4,404, an increase of $640, or 17.0%, from $3,764 for the year ended December 31, 2000. The components of the change in cost of service and equipment sales are described below.

      Cost of Services (Exclusive of Depreciation). Cost of services for the year ended December 31, 2001 was $2,752, an increase of $561, or 25.6%, compared to $2,191 for the year ended December 31, 2000. This increase was largely attributable to a 61.0% increase in system minutes of use, fueled by a 18.7% increase in average cellular/PCS subscribers and higher usage from digital rate plans with larger numbers of included minutes. The cost associated with the increase in network traffic volume was partly offset by lower interconnection costs and efficiencies attributable to digital networks.

      Cost of Equipment Sales. Cost of equipment sales for the year ended December 31, 2001 was $1,652, an increase of $79, or 5.0%, compared to $1,573 for the year ended December 31, 2000. The increase was primarily due to an increase in handset sales in order to accommodate subscriber growth and upgrades, coupled with a shift toward higher priced handsets.

Selling, General and Administrative Expenses

      Selling, general and administrative expenses for the year ended December 31, 2001 were $5,235, or approximately 37% of total revenues. Our integration efforts are expected to yield some savings in distribution and customer care costs, with additional savings realized from the consolidation of call centers, billing systems and other functions.

Depreciation and Amortization

      Depreciation and amortization for the year ended December 31, 2001 was $1,921. We expect depreciation costs to increase as larger capital expenditures will be required for new technologies and services, network enhancements and product offerings.

Interest Expense

      Interest expense for the year ended December 31, 2001 was $822. The issuance of $2,000 in senior notes in December 2001 will lead to higher interest expense in subsequent periods.

Minority Interest in Net Income of Consolidated Partnerships

      Minority interest in net income of consolidated partnerships for the year ended December 31, 2001 was ($122). Partnership operating results and changes in ownership drive the change in minority interest in net income of consolidated partnerships.

Equity in Net Income (Loss) of Affiliates

      Equity in net income (loss) of affiliates, net, for the year ended December 31, 2001 was a $68 million loss. The loss primarily reflects $32 in equity losses associated with our investment in our jointly controlled venture with T-Mobile and $43 in equity losses associated with Salmon PCS.

Other, Net

      Other, net, for the year ended December 31, 2001 was $164, which primarily reflects a $76 gain associated with the distribution of assets to us at fair value following a partnership dissolution, $24 in gains from the sale of partitioned properties and $43 in interest income on advances to Salmon PCS.

Liquidity and Capital Resources

Cash Flow Analysis

      The following cash flow analysis compares cash flows for the year ended December 31, 2002, with the year ended December 31, 2001. Also presented are the year 2000 cash flows for our limited operations from October 2, 2000 through December 31, 2000. Because a year over year comparison for such periods does not yield meaningful results, the discussion regarding 2000 will be on the cash flow activity occurring in that period.

      Cash and cash equivalents for the year ended December 31, 2002 was $908, an increase of $341, or 60.1%, compared with $567 for the year ended December 31, 2001.

      Net Cash Provided by Operating Activities. Net cash generated by operations for the year ended December 31, 2002, was $3,592, a decrease of $73, or 2.0%, compared with $3,665 for the year ended December 31, 2001. Net cash generated by operations was $1,062 for the period from October 2, 2000 through December 31, 2000. Cash generated from operations was our primary source of funds in 2002, 2001 and 2000.

      Net Cash Used in Investing Activities. Net cash used in investing activities for the year ended December 31, 2002, was $3,585, a decrease of $360, or 9.1%, compared with $3,945 for the year ended December 31, 2001. Net cash used in investing activities was $1,218 for the period October 2, 2000 through December 31, 2000.

      Capital expenditures, representing the largest component of cash used in investing activities, totaled $3,085 in 2002, a decrease of $71 from $3,156 in 2001. Capital expenditures were $959 for the period October 2, 2000 through December 31, 2000.

      The primary contributors to the overall decrease in 2002 of net cash used in investing activities were a $283 decrease in acquisition activity, a $135 reduction in advances and investments in equity affiliates and the $71 decrease in capital expenditures. These decreases were offset by a $79 decrease in cash inflows in 2002 related to dispositions and a $50 cash payment in 2002 for a contractor engineering deposit.

      Advances and investments in equity affiliates of $450 in 2002 decreased $135 from $585 in 2001. In 2002, an increase of $641 for cash and funding of capital expenditures contributed to our infrastructure venture with T-Mobile was offset by a $780 decrease related to our Salmon investment. In 2001 and 2000, we made advances and investments in Salmon of $384 and $239, respectively. In 2002, Salmon made net advance repayments of $396, consisting of two repayments totaling $421 partially offset by $25 in additional advances. The $421 repayment by Salmon was as a result of the return to Salmon, by the FCC, of license deposits related to 34 challenged licenses.

      Cash needs for acquisitions of businesses and licenses decreased by $283 in 2002 when compared with 2001. Acquisitions of $289 in 2001 consisted primarily of net cash payments of $146 for the remaining 10% ownership stake in our Washington/Baltimore property and $140 for the Salt Lake/Provo license acquisition. In 2002 and 2000, there was limited acquisition activity.

      Net Cash Provided by Financing Activities. Net cash provided by financing activities for the year ended December 31, 2002, was $334, a decrease of $387, or 53.7%, compared with $721 for the year ended December 31, 2001. Net cash provided by financing activities was $282 for the period October 2, 2000 through December 31, 2000.

      The primary component of the $334 in cash provided by financing activities in 2002 was a $499 capital contribution by our members, SBC and BellSouth. This was partially offset in 2002 by $79 in net distributions to minority interests, $59 in external debt repayments and a $27 commercial paper repayment. The 2002 external debt repayment consisted primarily of capital lease payments of $42 and a $17 payment to retire bonds issued by our Puerto Rico company.

      The $721 in cash provided by financing activities in 2001 consisted of net cash inflows of $1,973 related to the issuance of $2,000 in senior notes in December 2001 and $1,370 associated with the contribution of the Houston and Puerto Rico properties in January 2001 and September 2001, respectively. These cash inflows were partially offset by cash outflows in 2001 for the payment of $1,148 in affiliate debt, a net $672 repayment of borrowings under our commercial paper program, contractual distributions of $639 to SBC and BellSouth related to income tax obligations, $126 in net distributions to minority interests, and other external debt repayments of $37, primarily for capital leases.

      Cash provided by financing activities of $282 in 2000 consisted of net cash inflows of $699 from the issuance of commercial paper and $117 related to cash contributed at the inception of Cingular. These cash inflows were partially offset by cash outflows in 2000 of $324 for external debt repayments, primarily bank loans, payment of $140 in affiliate debt and $70 in net distributions to minority interests.

      We expect to have significant cash needs over the next several years, as described below.

Capital Expenditures and Other Investments

      Network Upgrades and Expansion. The operation, upgrade and expansion of our networks will require substantial amounts of capital over the next several years. During 2003, we expect to spend $3,400 to $3,800 for our ongoing capital expenditures and equity investments. These estimates include approximately $1,200 to $1,300 for costs of upgrading our TDMA systems with GSM voice and GPRS/EDGE data technology, $1,600 to $1,700 for network and other capital expenditures and $600 to $800 for equity contributions and/or secured loans to Salmon and funding our network sharing ventures with T-Mobile and AT&T Wireless. Expenditures for additional investment in the TDMA network is limited to markets where additional capacity is needed prior to GSM upgrade. Including our network infrastructure venture with T-Mobile and investment in Salmon, capital expenditures totaled $3,944 for the year ended December 31, 2002.

      The GSM/GPRS/EDGE network upgrade is currently on schedule and we expect to have 90% of our POPs covered by GSM/GPRS/EDGE by the end of 2003 and 100% by the end of 2004. We estimate that the total capital cost of our network upgrade will be approximately $2,600 to $2,800 through 2004 when the upgrade project is expected to conclude. We have vendor contracts for the acquisition and installation of infrastructure for our GSM/GPRS/EDGE overlay. Under these agreements, we have made good faith capital expenditure commitments through 2004. However, there is no penalty for not achieving the contemplated levels of expenditures under these vendor agreements, and we are not contractually obligated to spend these amounts. Expansion of our current network in future years will continue to require large outlays of funds because network usage by wireless customers is expected to continue to rise, wireless subscriber growth is expected to continue, and additional capacity is necessary to support wireless data services. We may also require substantial additional capital for, among other uses, access to additional spectrum, build-out of infrastructure in newly licensed areas, additional system development and network technology changes, as well as development and implementation of 3G technologies and services. Unforeseen delays, cost overruns, regulatory changes, engineering and technological factors may also increase our funding requirements.

      Investment in Salmon. We and Crowley Digital Wireless LLC (Crowley Digital) formed Salmon to bid for PCS licenses in an FCC auction that ended in January 2001. Salmon was successful in acquiring 45 licenses covering more than 11 million POPs. We have secured loans (including accrued interest) to Salmon of $101 as of December 31, 2002. Salmon has principally used advances to make full payment on the 45 licenses that the FCC granted to Salmon. In addition to funding payment for licenses, we have agreed that, upon Salmon’s request, we will provide, until November 2006, through additional secured loans and equity contributions, substantially all of the funding that Salmon will need to build out and operate its systems and to fund operating losses. Advances and loans made during the year 2002 were $25. Salmon has scheduled the launch of two of its markets in 2003. The remaining 43 markets are scheduled to launch during 2005. We estimate the costs to build out Salmon’s system is approximately $350 to $500. Loans are repayable no later than May 2008, with interest at a rate of 9% per annum, or 14% per annum if Salmon terminates the management agreement or trademark license agreement.

      Investment in Venture with T-Mobile (Factory). In November 2001, we and T-Mobile formed a jointly-controlled infrastructure venture, which we refer to as “Factory”, to allow the companies to share network infrastructures in the California, Nevada and New York City metropolitan area markets. We and T-Mobile buy access to the venture’s network infrastructure but each of us has retained ownership and control of our own FCC licenses. Although the networks we contributed to the venture are constructed and operational, we will from time to time be required to invest additional capital to modify and expand the network and to fund cash operating expenses.

      We and T-Mobile agreed to jointly fund capital expenditures of Factory. Contributions to Factory are generally determined by our proportionate share of the annual capital expenditure requirements based on each party’s incremental growth in minutes of use, and such contributions are accounted for as an increase to our investment. During the period from November 1, 2001 to December 31, 2001, we made additional contributions of $208 to Factory, principally related to capital expenditures in the California and Nevada markets. During 2002, we made net contributions of assets to Factory of $707. In 2002, we also contributed $225 in cash pursuant to contractual commitments. An additional $225 contractual commitment is due on or after July 1, 2003. At December 31, 2002, we had an approximate 75% economic interest in Factory.

      Formation of Joint Venture with AT&T Wireless. In January 2002, we entered into an agreement with AT&T Wireless to form a jointly-controlled and equally-owned venture to build out a GSM voice network with GPRS/EDGE data technologies along a number of major highways in order to ensure availability of GSM/GPRS/EDGE service to our customers, and reduce incollect roaming expenses we pay to other carriers, when our customers travel on those highways. We and AT&T Wireless will each buy services from the venture and provide services under our own brand names. In March 2003, we and AT&T Wireless contributed licenses and assets of equal value. We do not expect capital contributions by either party to exceed $85.

      Purchase of California/Nevada Tower Leasehold Interests. In February 2003, we acquired leasehold interests in 545 communication towers in California and Nevada from SpectraSite for $81. SpectraSite had previously acquired these leasehold interests from an affiliate of SBC in 2000 and a portion of the tower space was leased by us indirectly from SpectraSite for use in our network infrastructure venture with T-Mobile.

Debt Service

      As of December 31, 2002, we had $12,591 of consolidated indebtedness and capitalized lease obligations. This debt includes an aggregate of $9,678 in unsecured, subordinated member loans from SBC and BellSouth and $2,000 in unsecured senior notes. In addition, at December 31, 2002, we were obligated to pay capital leases assigned to the T-Mobile venture of $222.

      Member loans are subordinated to our senior debt, including commercial paper notes, our other capital markets debt and any debt outstanding under our bank credit facility. Although the subordinated member loans are scheduled to mature on March 31, 2005, we may prepay the subordinated loans or refinance them with senior debt (other than with the proceeds from our bank credit facility or senior loans from SBC or BellSouth) at any time if we are not in default under our senior debt.

Off-Balance Sheet Arrangements

      At December 31, 2002, we were obligated to pay capital leases assigned to the T-Mobile venture of $222. We have several investments in unconsolidated affiliates, including our investment in Salmon and our joint ventures with T-Mobile and AT&T Wireless. As required by GAAP, we have accounted for our joint venture activity using the equity method of accounting, as we do not control these joint ventures. As a result, the assets and liabilities of our joint ventures are not included on our balance sheet and the results of operations of the ventures are not included on our income statement, other than as equity in earnings of unconsolidated affiliates.

Capital Resources

      We expect to rely on cash provided by operations to fund most of our ongoing operations, business development, debt service and distributions to our members. To the extent that additional cash is required from time to time for these purposes or for acquisitions or other business expansion initiatives, we may utilize the following sources of external funding: issuances of commercial paper and long-term debt, equity investments and borrowings from SBC or BellSouth and bank borrowings under our revolving credit facility, which we do not expect to use as a normal source of funding. Neither SBC nor BellSouth is obligated to provide additional financing to us, and there is no assurance that any further loans would be on a subordinated basis.

      In order to provide a source of short-term liquidity, our manager’s board has authorized us to issue commercial paper through selected dealers. Our commercial paper program is supported by a $1,500 revolving credit facility, which expires on November 17, 2003. As of December 31, 2002, we had no commercial paper or revolving credit facility debt outstanding.

      Depending upon the corporate credit ratings assigned to us from time to time by the various rating agencies, any amounts outstanding under our revolving credit facility would bear variable rate interest at a spread above LIBOR ranging from 0.24% to 1.30%. As a result of our current credit ratings, which are discussed below, interest would currently accrue on any borrowings under our revolving credit facility at an average rate of LIBOR plus 28 basis points, assuming borrowings under the facility are less than 33% of the $1.5 billion credit facility, or 38 basis points, assuming higher borrowings. The credit facility contains customary events of defaults and covenants, including a covenant to maintain a specified debt (excluding subordinated member loans) to trailing four quarters EBITDA ratio, a limitation on mergers and sale of all or substantially all of our assets and a negative pledge. We are in compliance with all such ratios and covenants under our credit facility, and there are no other material covenants to which we are subject under other agreements. Based on our current business plans and projections, we believe we will have sufficient operating cash flow to enable us to continue to comply with the covenants in the credit facility.

      Our credit ratings as of the date of this filing with Standard & Poor’s, Moody’s Investor Services and Fitch Ratings are:

Rating Agency	Long-Term Debt Rating	Short-Term Debt Rating

Standard & Poors	A+, stable outlook	A1
Moody’s Investor Service	A3, negative outlook	P2
Fitch Ratings	A-, negative outlook	F2

      To the extent the rating agencies downgrade our ratings, it may be more difficult to access the commercial paper market and our cost of borrowings from all sources may increase.

Other Business Matters

      In July 2002, WorldCom filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Subsequent to this filing, approximately 130,000 former WorldCom reseller customers became our direct customers as of December 31, 2002. We previously supplied airtime for WorldCom to serve those customers and approximately 266,000 other WorldCom reseller subscribers who did not transition to become our direct subscribers. Upon completion of the transition of WorldCom customers in the fourth quarter, we paid WorldCom a fee for each customer retained. We do not believe that the amounts paid were material to our results of operations, financial position or liquidity.

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

Depreciation

      We depreciate our wireless communications equipment using the straight-line method over estimated useful lives. We periodically review changes in our technology and industry conditions, asset retirement activity and salvage to determine adjustments to estimated remaining useful lives and depreciation rates.

      Effective January 1, 2003, we implemented the results of a review of the estimated service lives of our remaining TDMA network assets. Useful lives will be shortened to fully depreciate all such equipment within six years. While we will continue to sell and market TDMA services for the foreseeable future, the amount of future projected cash flows to be derived from the TDMA network assets is highly dependent upon the rate of transition of existing subscribers using TDMA equipment to GSM/GPRS/EDGE-capable equipment, as well as other competitive and technological factors. We determined that a reduction in the useful lives of these assets is warranted based on the projected transition of network traffic to GSM/GPRS/EDGE. This change in estimate is expected to increase depreciation in 2003 by approximately $100. TDMA equipment acquired after January 1, 2003 will have useful lives not to exceed six years. We will continue to review the useful lives of the TDMA assets throughout the period of transition of subscribers to GSM/GPRS/EDGE-capable equipment to determine whether further changes are warranted.

Valuation of Long Lived Assets

      We review long-lived assets, consisting primarily of property, plant and equipment and intangible assets with finite lives, for impairment in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). In analyzing potential impairment, we use projections of future cash flows from the assets. These projections are based on our views of growth rates for the related business and anticipated future economic conditions and the appropriate discount rates relative to risk and estimates of residual values. We believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. If changes in growth rates, future economic conditions or discount rates and estimates of terminal values were to occur, long-lived assets may become impaired. In 2002, we recognized impairment losses related to our Mobitex data business long-lived assets and certain TDMA network assets. These impairment losses are as follows:

•	During the fourth quarter of 2002, we evaluated the recoverability of the long-lived assets, including property and equipment and FCC licenses, of our Mobitex data business. While the business continues to generate positive operating cash flows, the timing of our migration to data services over our cellular/PCS networks, as well as other competitive and technological factors, have decreased the cash flows that we expect to generate from continuing to operate the Mobitex data network. In the fourth quarter of 2002, we determined that the estimated future undiscounted cash flows were less than the carrying value of the Mobitex data business long- lived assets. Accordingly, we adjusted the carrying value of the Mobitex data business long-lived assets to their estimated fair value, resulting in a noncash impairment loss of $104. Fair value was determined using a discounted cash flow approach.

•	Our cellular/PCS networks are currently equipped with digital transmission technologies, TDMA and GSM. Additionally, the TDMA technologies are deployed over two different spectrum frequencies, 850 MHz (cellular) and 1900 MHz (PCS). As discussed in “Capital Expenditures and Other Investments”, we are currently in the process of adding GSM equipment throughout our TDMA markets to provide a common voice standard and to add technologies for high-speed data services. In the fourth quarter of 2002, we finalized market specific execution strategies concurrent with the development and approval of the 2003 capital budget. In general, we have adequate spectrum depth in our 850 MHz markets to operate both technologies. In several smaller PCS markets, where we have only 10 MHz of available spectrum, we do not have adequate spectrum depth to concurrently provide wireless services using both TDMA and GSM technologies. In these markets we must retire the TDMA network assets in order to deploy GSM technology. The TDMA technology assets used in 1900 MHz markets are frequency specific and cannot be redeployed for use in our other 850 MHz markets. Due to the anticipated near-term removal of these assets from service during the period ranging from the third quarter of 2003 to the fourth quarter of 2004, we performed an impairment test as required by SFAS No. 144 to determine whether the future cash flows of these markets were sufficient to recover the carrying value of the related TDMA assets as of December 31, 2002. In the fourth quarter of 2002, we recognized a noncash impairment charge of $47 related to our 1900 MHz TDMA assets in ten markets located in the southeastern and southwestern United States. The impairment loss was measured as the difference between the carrying value of these assets at December 31, 2002 and their fair value. Fair value was determined using the discounted cash flow approach.

Valuation of Goodwill and Indefinite-Lived Intangible Assets

      We review goodwill and indefinite-lived intangible assets for impairment based on the requirements of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. We adopted this new accounting standard effective January 1, 2002. Under this standard, a new impairment testing process for goodwill is required to be performed on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. Additionally, impairment tests for other indefinite-lived intangible assets, consisting of FCC licenses, are required to be performed on an annual basis or on an interim basis if an event occurs or circumstances change that would indicate the asset might be impaired. These events or circumstances would include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors.

      We began applying the provisions of SFAS No. 142 in the first quarter of 2002 in relation to testing goodwill for impairment using a two-step process. The first step screens for potential impairment, while the second step measures the amount of the impairment, if any. In the first quarter of 2002, we completed the first step of the goodwill impairment transition tests as of January 1, 2002 for our reporting units. For goodwill related to our cellular/PCS business, the first step indicated no impairment in value. For goodwill related to the Mobitex data business, the first step indicated an impairment in value. In the second quarter we completed the second step of the goodwill impairment transition test for our Mobitex data business using a discounted cash flow approach. Based on the results of this test, we recognized an impairment of the goodwill related to our Mobitex data business, with a carrying value of $32, and have reflected the impairment as the cumulative effect of a change in accounting principle in the first quarter of 2002.

      We completed the transition impairment test of our FCC licenses as of January 1, 2002 and determined that no impairment existed. In accordance with Emerging Issues Task Force (EITF) 02-7, Unit of Accounting for Testing of Impairment of Indefinite-Lived Intangible Assets, impairment tests for FCC licenses are performed on an aggregate basis, consistent with our management of the business on a national scope. We utilize a fair value approach, incorporating discounted cash flows, to complete the test. This approach determines the fair value of the FCC licenses and accordingly incorporates cash flow assumptions regarding the investment in a network, the development of distribution channels, and other inputs for making the business operational. As these inputs are included in determining free cash flows of the business, the present value of the free cash flows is attributable to the licenses. We believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value.

      Annual impairment tests for goodwill and FCC licenses were performed in the fourth quarter and indicated no impairment. The determination of fair value is critical to assessing impairments under SFAS No. 142 and includes significant assumptions and estimates.

Revenue Recognition

      We earn service revenues by providing access to our wireless network (access revenue) and for usage of our wireless system (airtime revenue). Access revenue is billed in advance and recognized ratably over the service period. Airtime revenue, including roaming revenue and long-distance revenue, for postpaid customers is billed in arrears based on minutes of use and is recognized when the service is rendered. Prepaid airtime sold to customers is recorded as deferred revenues prior to the commencement of services, and revenue is recognized when airtime is used or expires. Access and airtime services provided are billed throughout the month according to the bill cycle in which a particular subscriber is placed. As a result of bill cycle cut-off times, we are required to make estimates for service revenues earned but not yet billed at the end of each quarter. These estimates are based primarily upon actual and historical minutes of use. Certain rate plans include a rollover feature whereby unused peak minutes do not expire each month but rather are available, under certain conditions, for future use for a period not to exceed one year from the date of purchase. We defer revenue based on an estimate of the portion of minutes expected to be utilized prior to expiration. Our estimate of expected future services is primarily based on historical minutes of use.

      Roaming revenues include revenues from certain customers who roam outside their selected home coverage area, referred to as “incollect” roaming revenues, and revenues from other wireless carriers for roaming by their customers on our network, referred to as “outcollect” roaming revenues.

      We offer enhanced services including caller ID, call waiting, call forwarding, three-way calling, no answer/busy transfer, text messaging and voice mail. Generally, these enhanced features generate additional revenues through monthly subscription fees or increased wireless usage through utilization of the features. Other optional services, such as unlimited mobile-to-mobile calling, roadside assistance and handset insurance, may also be provided for a monthly fee. These enhanced features and optional services may be bundled with package rate plans or sold separately. Revenues for enhanced services and optional features are recognized as earned.

      We defer non-refundable, up-front activation fees and associated costs to the extent of the related revenues in accordance with Staff Accounting Bulletin Number 101 (SAB 101), Revenue Recognition in Financial Statements, issued by the Securities and Exchange Commission (SEC). These deferred fees and costs are amortized over the estimated customer relationship period, which is currently estimated to be three years. We have recorded deferred revenues and deferred expenses of equal amount in the consolidated balance sheets. As of December 31, 2002, SAB 101 deferred revenues and expenses were $198.

      Equipment sales consist principally of revenues from the sale of wireless mobile telephone handsets and accessories to new and existing customers and to agents and other third-party distributors. The revenue and related expenses associated with the sale of wireless handsets and accessories are recognized when the products are delivered and accepted by the customer, as this is considered to be a separate earnings process from the sale of wireless services.

Allowance for Doubtful Accounts

      We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We base our estimates primarily on our historical write-off experience, net of recoveries, and the aging of accounts receivable balances. Our collection policies and procedures vary by credit class and prior payment history of subscribers.

Valuation of Inventory

      We maintain inventory valuation reserves for obsolescence and slow moving inventory. Reserves for obsolescence are determined based on analysis of inventory agings. Changes in technology may require us to provide additional reserves.

Valuation of Investments

      We hold non-controlling investments in several entities for which we apply the equity or cost method of accounting. We record impairments associated with these investments when we determine that the decline in market value of the investment below our carrying value is deemed to be other than temporary. Volatility in market prices of these investments or poor operating performance of these entities could result in future values of these investments declining below our carrying value.

Employee Benefits

      We calculate the costs of providing retiree benefits under the provisions of SFAS No. 87, Employers’ Accounting for Pensions, and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. The key assumptions used in making these calculations are disclosed in the notes to our consolidated financial statements. The most significant of these assumptions are the discount rate used to value the future obligation, expected return on plan assets and health care cost trend rates. We select the discount rate commensurate with current market interest rates on high-quality, fixed-rate debt securities. The expected return on assets is based on our current view of the long-term returns on assets held by the plans, which is influenced by historical averages. The medical cost trend rate is based on our actual medical claims and future projections of medical cost trends. The changes in our discount rate, long-term rate of return on plan assets and composite rate of compensation increase for 2002, as described in Note 14 to the audited consolidated financial statements, did not have a significant impact our results of operations or cash flows.

Contractual Obligations

      The following table provides a summary of our contractual commitments as of December 31, 2002.

	Payments Due by Period

	Total	< 1 year	1 - 3 years	4 - 5 years	After 5 years

Long-term Debt(1)	$15,472	$861	$10,898	$736	$2,977
Capital Lease Obligations(2)	2,345	105	274	243	1,723
Operating Leases(3)	2,131	409	661	403	658
Purchase Obligations(4)	612	235	164	209	4
Other Long-term Obligations(5)	225	225	—	—	—

Total	$20,785	$1,835	$11,997	$1,591	$5,362

(1)	Long-term debt obligations include interest of $3,730. The “1-3 years” amount also includes $9,678 of debt due to SBC and BellSouth with a maturity date of March 31, 2005. See Note 7 to the audited consolidated financial statements included in Item 8. We do not expect SBC and BellSouth to require any repayment if it would impair our debt ratings or impair our working capital or if we cannot advantageously raise debt or equity proceeds from external financing sources.

(2)	Capital lease obligations include interest and executory costs. See Note 7 to the audited consolidated financial statements included in Item 8.

(3)	Operating lease obligations do not include payments due under renewals to the original lease term. See Note 15 to the audited consolidated financial statements included in Item 8.

(4)	Purchase obligations also include the expected payout of the Crowley put option of $186 in 2006. See discussion of the Crowley put option in Note 5 to the audited consolidated financial statements included in Item 8.

(5)	Other long-term obligations include our contractual cash commitment related to our Factory venture. See Note 5 to the audited consolidated financial statements included in Item 8.

Related Party Transactions

      We incurred the following related party charges:

	Period From
	April 24, 2000	Year Ended
	(Inception) to	December 31,
	December 31,
Type of Service	2000	2001	2002

Interconnect and long distance(1)	$103	$385	$663
Information systems development and support(2)	16	63	67
Agent commissions and compensation(1)	9	33	46
Transition services(1)	153	267	17
Interest expense on debt due to affiliates(1)	219	735	726

(1)	These are charges from SBC and BellSouth, and their affiliates

(2)	These are charges for services under contract with Amdocs Limited (Amdocs), a software company affiliated with SBC.

      For the year ended December 31, 2002, SBC and BellSouth made cash capital contributions to us of $499 for general corporate purposes.

Recent Accounting Pronouncements

      See the section, New Accounting Standards, in Note 1 to our audited consolidated financial statements included in Item 8.

Item 7a.	Quantitative and Qualitative Disclosure About Market Risk

      The majority of our financial instruments are medium- and long-term fixed rate notes and member loans. Fluctuations in market interest rates can lead to significant fluctuations in the fair value of these fixed rate instruments. In addition,we are exposed to market risks, primarily from changes in interest rates and to a lesser degree from foreign currency exchange rates. To manage exposure to these fluctuations, manage capital costs, control financial risks and maintain financial flexibility over the long term, we engage from time to time in hedging transactions that have been authorized by the board of directors of our manager. We do not use derivatives for trading purposes, to generate income or to engage in speculative activity.

      We currently have outstanding an aggregate of $9,678 in unsecured, subordinated member loans from SBC and BellSouth with a fixed interest rate of 7.5% and a stated maturity of March 31, 2005. In addition, we currently have outstanding $2,000 of unsecured senior notes with fixed interest rates ranging from 5.625% to 7.125% and with maturity dates between 2006 and 2031. We also have capital leases outstanding of $778 primarily with a fixed interest rate of 8% and of $83 with fixed interest rates ranging from 4.55% to 7.08%. As of December 31, 2002, we had not entered into any interest rate swaps pertaining to any of our fixed rate debt.

      As of December 31, 2002, we had $64 of floating rate borrowings. A change in interest rates of 100 basis points would change our interest expense on floating rate debt balances as of December 31, 2002 by less than $1 per annum.

      We currently have no commercial paper outstanding and we have not borrowed any amounts under our revolving credit facility. However, we may have future interest rate risk associated with the issuance of commercial paper or borrowings under our $1,500 revolving credit facility, which was executed in November 2002. Commercial paper is issued at a spread to LIBOR, depending on our credit ratings. Borrowings under the credit facility would generally bear interest at pre-determined spreads above LIBOR. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.

      The fair values of our foreign currency derivatives are subject to fluctuations in foreign exchange rates. We use forward foreign currency exchange contracts to offset foreign exchange gains and losses on Japanese Yen-denominated capital lease obligations. As of December 31, 2002, the approximate fair value of these foreign currency hedging instruments was a loss of $35. The potential gain or loss in the fair value of such financial instruments from a hypothetical 10% decrease or increase in the Japanese Yen relative to the U.S. Dollar would be less than $10 as of December 31, 2002, although this would be primarily offset by the decrease or increase in the fair value of the capital lease obligations. The fair value is based on dealer quotes, considering current exchange rates. There is not a cash flow impact or earnings risk associated with changes in the fair value of the these foreign currency hedging instruments and the underlying capital lease obligations.

      The risk management discussion above, related to our market risks, contains forward-looking statements and represents, among other things, an estimate of possible changes in fair value that would occur assuming hypothetical future foreign currency fluctuations. Future impacts of market risk would be based on actual developments in the financial markets. See “Cautionary Language Concerning Forward-Looking Statements” immediately prior to Part I of this Annual Report.

Item 8.     Financial Statements and Supplemental Data

Historical Financial Statements
Cingular Wireless LLC
Report of Independent Auditors	56
Consolidated Statements of Income for the period from April 24, 2000 through December 31, 2000 and for the years ended December 31, 2001 and 2002	57
Consolidated Balance Sheets as of December 31, 2001 and 2002	58
Consolidated Statements of Cash Flows for the period from April 24, 2000 through December 31, 2000 and for the years ended December 31, 2001 and 2002	59
Consolidated Statements of Changes in Members’ Capital for the period ended December 31, 2000 and for the years ended December 31, 2001 and 2002	60
Notes to Consolidated Financial Statements	61
SBC Domestic Wireless Group
Report of Independent Auditors	90
Combined Statement of Operations for the period from January 1, 2000 to October 2, 2000	91
Combined Statement of Cash Flows for the period January 1, 2000 to October 2, 2000	92
Combined Statement of Shareowner’s Equity for the period ended October 2, 2000	93
Notes to Combined Financial Statements	94
BellSouth Domestic Wireless Group
Report of Independent Auditors	103
Combined Statement of Operations for the period from January 1, 2000 to October 2, 2000	104
Combined Statement of Cash Flows for the period January 1, 2000 to October 2, 2000	105
Combined Statement of Shareowner’s Equity for the period ended October 2, 2000	106
Notes to Combined Financial Statements	107
Financial Statement Schedule
Cingular Wireless LLC
Schedule II — Valuation and Qualifying Accounts	117

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareowners

Cingular Wireless Corporation, Manager of
     Cingular Wireless LLC

      We have audited the accompanying consolidated balance sheets of Cingular Wireless LLC as of December 31, 2001 and 2002 and the related consolidated statements of income, changes in members’ capital, and cash flows for the period from April 24, 2000 (inception) through December 31, 2000 and the years ended December 31, 2001 and 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cingular Wireless LLC at December 31, 2001 and 2002, and the consolidated results of its operations and its cash flows for the period from April 24, 2000 (inception) through December 31, 2000 and for the years ended December 31, 2001 and 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      As discussed in Note 4 to the financial statements, in 2002 the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/ ERNST & YOUNG LLP

February 7, 2003

Atlanta, Georgia

CINGULAR WIRELESS LLC

CONSOLIDATED STATEMENTS OF INCOME

	Period from
	April 24, 2000	Year Ended
	through	December 31,
	December 31,
	2000	2001	2002

	(Dollars in millions)
Operating revenues:
Service revenues	$2,814	$13,069	$13,746
Equipment sales	241	1,039	981

Total operating revenues	3,055	14,108	14,727
Operating expenses:
Cost of services (excluding depreciation of $293, $1,291 and $1,396, which is included below)	581	2,752	3,395
Cost of equipment sales	393	1,652	1,535
Selling, general and administrative	1,279	5,235	5,426
Depreciation and amortization	421	1,921	1,850

Total operating expenses	2,674	11,560	12,206

Operating income	381	2,548	2,521
Other income (expenses):
Interest expense	(231)	(822)	(911)
Minority interest in net income (loss) of consolidated partnerships	(32)	(122)	(123)
Equity in net income (loss) of affiliates, net	3	(68)	(265)
Other, net	7	164	29

Total other income (expenses)	(253)	(848)	(1,270)

Income before provision for income taxes and cumulative effect of accounting change	128	1,700	1,251
Provision for income taxes	1	8	12

Income before cumulative effect of accounting change	127	1,692	1,239
Cumulative effect of accounting change, net of tax	—	—	(32)

Net income	$127	$1,692	$1,207

See accompanying notes.

CINGULAR WIRELESS LLC

CONSOLIDATED BALANCE SHEETS

	December 31,

	2001	2002

	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$567	$908
Accounts receivable — net of allowance for doubtful accounts of $131 and $163	1,644	1,520
Inventories	189	126
Prepaid expenses and other current assets	157	177

Total current assets	2,557	2,731
Property, plant and equipment, net	8,864	10,146
FCC licenses, net	7,403	7,387
Goodwill, net	859	844
Other intangible assets, net	493	307
Investments in and advances to equity affiliates	2,023	2,316
Other assets	331	391

Total assets	$22,530	$24,122

LIABILITIES AND MEMBERS’ CAPITAL
Current liabilities:
Debt maturing within one year	$65	$45
Accounts payable	1,137	1,043
Due to affiliates, net	54	45
Advanced billing and customer deposits	415	446
Accrued liabilities	1,553	1,208

Total current liabilities	3,224	2,787
Long-term debt:
Debt due to affiliates	9,678	9,678
Other long-term debt, net of discount	2,788	2,868

Total long-term debt	12,466	12,546
Other noncurrent liabilities	505	681

Total liabilities	16,195	16,014
Minority interests in consolidated partnerships	485	567
Members’ capital:
Members’ capital	6,030	7,721
Receivable for properties to be contributed	(178)	(178)
Accumulated other comprehensive loss	(2)	(2)

Total members’ capital	5,850	7,541

Total liabilities and members’ capital	$22,530	$24,122

See accompanying notes.

CINGULAR WIRELESS LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Period from
	April 24, 2000	Year Ended
	through	December 31,
	December 31,
	2000	2001	2002

	(Dollars in millions)
Operating activities
Net income	$127	$1,692	$1,207
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	421	1,921	1,850
Provision for doubtful accounts	57	333	404
Asset impairments	—	—	151
Gain on disposition of businesses	—	(97)	(8)
Minority interest in net (income) loss of consolidated partnerships	32	122	123
Equity in net (income) loss of affiliates, net	(3)	68	265
Cumulative effect of accounting change, net of tax	—	—	32
Changes in operating assets and liabilities:
Accounts receivable	(52)	(541)	(280)
Other current assets	(13)	113	21
Accounts payable and other current liabilities	478	90	(420)
Pensions and post-employment benefits	—	6	91
Other, net	15	(42)	156

Net cash provided by operating activities	1,062	3,665	3,592
Investing activities
Construction and capital expenditures	(959)	(3,156)	(3,085)
Investments in and advances to equity affiliates, net	(239)	(585)	(450)
Dispositions of businesses and licenses	—	85	6
Acquisitions of businesses and licenses, net of cash received	(20)	(289)	(6)
Contractor engineering deposit	—	—	(50)

Net cash used in investing activities	(1,218)	(3,945)	(3,585)
Financing activities
Net repayment of debt due to affiliates	(140)	(1,148)	—
Proceeds from issuance of Senior Notes, net of issuance costs	—	1,973	—
Net borrowings (repayment) of commercial paper	699	(672)	(27)
Net repayment of long-term debt	(324)	(37)	(59)
Distributions to members	—	(639)	—
Net distributions to minority interests	(70)	(126)	(79)
Contributions from members	117	1,370	499

Net cash provided by financing activities	282	721	334

Net increase in cash and cash equivalents	126	441	341
Cash and cash equivalents at beginning of period	—	126	567

Cash and cash equivalents at end of period	$126	$567	$908

See accompanying notes.

CINGULAR WIRELESS LLC

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

(Dollars in millions)
Balance at April 24, 2000	$—
Net income	127
Contributions from members	4,493
Receivable for pending contributions	(2,355)

Balance at December 31, 2000	2,265
Net income	1,692
Contributions from members	2,534
Distributions to members	(639)
Other comprehensive loss	(2)

Balance at December 31, 2001	5,850
Net income	1,207
Contributions from members	484

Balance at December 31, 2002	$7,541

	Period from
	April 24, 2000	Year Ended
	through	December 31,
	December 31,
	2000	2001	2002

	(Dollars in millions)
Comprehensive Income
Net income	$127	$1,692	$1,207
Other comprehensive income (loss):
Minimum pension liability adjustment	—	(1)	(1)
Net unrealized gain (loss) on securities:
Unrealized losses on available for sale securities	—	(1)	—
Reclassification adjustment for losses included in net income	—	—	1

Total comprehensive income	$127	$1,690	$1,207

See accompanying notes.

CINGULAR WIRELESS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

1.     Summary of Significant Accounting Policies

Basis of Presentation

      Cingular Wireless LLC (the Company) is a Delaware limited liability company formed by SBC Communications Inc. (SBC) and BellSouth Corporation (BellSouth) as the operating company for their U.S. wireless joint venture. The parties entered into an agreement to form the Company in April 2000, subject to regulatory approvals. Cingular Wireless Corporation acts as the Company’s manager and controls the Company’s management and operations. The Company provides domestic wireless communications services, including local, long-distance, and roaming services using both cellular and personal communications services (PCS). Wireless services and products also include certain voice and data enhanced services, interactive messaging services and wireless equipment. All of the Company’s operations, which consist of businesses in 37 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands, are conducted through subsidiaries or ventures.

      On October 2, 2000, SBC and BellSouth (the members) and certain of their subsidiaries contributed substantially all of their U.S. wireless assets in exchange for approximately 60% and 40% economic interests, respectively, in the Company, and the Company began doing business under the “Cingular” brand name in January 2001. SBC and BellSouth share joint voting control of the Company’s operations by virtue of their 50/50 ownership of, and the terms of the stockholder’s agreement pertaining to, Cingular Wireless Corporation. All assets and liabilities contributed to the venture have been recorded at their historical basis of accounting. At the contribution date, assets and liabilities of $12,381 and $9,958, respectively, were contributed by SBC; assets and liabilities of $7,099 and $5,029, respectively, were contributed by BellSouth. Included in these amounts were estimated receivables for wireless operations to be contributed to the Company after the formation date.

      As provided for in the Contribution and Formation Agreement between the Company, SBC and BellSouth, additional contributions of wireless operations and assets in certain markets were made during 2001 (see Note 2). The contribution by SBC of wireless operations and assets in the Arkansas markets, or an equivalent amount in cash if such assets are not contributed, was still pending as of December 31, 2002. The Company has recorded amounts to be contributed as “Receivable for properties to be contributed” in the consolidated balance sheets. Until such time as the contribution is made, the Company continues to manage the properties for a fee. Fees received for managing the Arkansas markets for the periods ended December 31, 2000, 2001 and 2002 were $9, $28 and $22, respectively. For the wireless businesses contributed in 2001, the Company received management fees in 2000 and 2001, respectively, of $5 and $22 for services provided prior to the actual dates of contribution.

      These consolidated financial statements include charges from SBC and BellSouth for certain expenses pursuant to various agreements (see Notes 10 and 14). These expenses are considered to be a reasonable reflection of the value of services provided or the benefits received by the Company.

      The Company’s operations presented for the period from April 24, 2000 (inception) through December 31, 2000 reflect principally the operations from October 2, 2000 (date of contribution) through December 31, 2000.

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Estimates are used when accounting for certain items such as revenue

CINGULAR WIRELESS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions)

recognition, allowance for doubtful accounts, depreciation and amortization, valuation of inventory, pensions and other benefits, investments and asset impairment.

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

Segments

      The Company manages the business as one reportable business segment, wireless communications services. The Company operates only domestically.

FCC Licenses

      The Federal Communications Commission (FCC) issues licenses that authorize wireless carriers to provide service in specific geographic service areas. The FCC grants licenses for terms of up to ten years. In 1993, the FCC adopted specific standards to apply to wireless renewals, concluding it will award a license renewal to a licensee that meets certain standards of past performance. Historically, the FCC has granted license renewals routinely. The licenses held by the Company expire at various dates. The Company believes that it will be able to meet all requirements necessary to secure renewal of its wireless licenses.

Revenue Recognition

      The Company earns service revenues by providing access to its wireless network (access revenue) and for usage of its wireless system (airtime revenue). Access revenue is billed in advance and recognized ratably over the service period. Airtime revenue, including roaming revenue and long-distance revenue, for postpaid customers is billed in arrears based on minutes of use and is recognized when the service is rendered. Prepaid airtime sold to customers is recorded as deferred revenues prior to the commencement of services, and revenue is recognized when airtime is used or expires. Access and airtime services provided are billed throughout the month according to the bill cycle in which a particular subscriber is placed. As a result of bill cycle cut-off times, the Company is required to make estimates for service revenues earned but not yet billed at the end of each quarter. These estimates are based primarily upon actual and historical minutes of use. Certain rate plans include a rollover feature whereby unused peak minutes do not expire each month but rather are available, under certain conditions, for future use for a period not to exceed one year from the date of purchase. The Company defers revenue based on an estimate of the portion of minutes expected to be utilized prior to expiration. The Company’s estimate of expected future revenue is primarily based on historical minutes of use.

      Roaming revenues include revenues from certain customers who roam outside their selected home coverage area, referred to as “incollect” roaming revenues, and revenues from other wireless carriers for roaming by their customers on the Company’s network, referred to as “outcollect” roaming revenues.

      The Company offers enhanced services including caller ID, call waiting, call forwarding, three-way calling, no answer/busy transfer, text messaging and voice mail. Generally, these enhanced features generate additional revenues through monthly subscription fees or increased wireless usage through utilization of these features. Other optional services, such as unlimited mobile-to-mobile calling, roadside

CINGULAR WIRELESS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions)

assistance and handset insurance, may also be provided for a monthly fee. These enhanced features and optional services may be bundled with package rate plans or sold separately. Revenues for enhanced services and optional features are recognized as earned.

      The Company defers non-refundable, up-front activation fees and associated costs to the extent of the related revenues in accordance with Staff Accounting Bulletin Number 101 (SAB 101), Revenue Recognition in Financial Statements, issued by the Securities and Exchange Commission (SEC). These deferred fees and costs are amortized over the estimated customer relationship period, which is currently estimated to be three years. The Company has recorded deferred revenues and deferred expenses of equal amount in the consolidated balance sheets. As of December 31, 2002, SAB 101 deferred revenues and expenses were $198.

      Equipment sales consist principally of revenues from the sale of wireless mobile telephone handsets and accessories to new and existing customers and to agents and other third-party distributors. The revenue and related expenses associated with the sale of wireless handsets and accessories are recognized when the products are delivered and accepted by the customer, as this is considered to be a separate earnings process from the sale of wireless services.

Income Taxes

      Substantially all of the operating units controlled and consolidated by the Company are either limited liability companies or partnerships. Accordingly, in most tax jurisdictions, tax items flow through to the members or partners who are taxed at their level pursuant to federal and state income tax laws. The members or partners are responsible for their tax liabilities resulting from income earned at the member or partner level. The Company is not subject to income taxes at the limited liability company or partnership level in most tax jurisdictions. There are a few tax-paying subsidiaries for which the Company has provided an income tax provision.

Required Distributions

      The Company is required to make periodic distributions to its members on a pro rata basis in accordance with each member’s ownership interest in amounts sufficient to permit members to pay the tax liabilities resulting from allocations of income tax items from the Company. During 2001, the Company made distributions to members of $47 related to 2000 tax liabilities and $592 related to 2001 tax liabilities. Since the Company did not generate taxable income to the members in 2002, the Company made no distributions in 2002.

      Additionally, the Company is required to distribute to its members 50% of its “excess cash,” as defined in the operating agreement, at the end of each fiscal year. Excess cash consists of funds generated from the Company’s operations less forecasted cash needs for the upcoming fiscal year and distributions made to the members for their tax payments. In 2000, 2001 and 2002 the Company was not required to make any distributions of excess cash to the members and does not anticipate being required to make any such distributions in 2003.

Cash and Cash Equivalents

      Cash and cash equivalents include all highly liquid investments with original maturities of three months or less. Outstanding checks and drafts of $455 and $202 have been included in “Accounts payable” in the consolidated balance sheets as of December 31, 2001 and 2002, respectively.

CINGULAR WIRELESS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions)

Accounts Receivable

      Accounts receivable consist principally of trade accounts receivable from customers and are generally unsecured and due within 30 days. Credit losses relating to these receivables consistently have been within management’s expectations. Expected credit losses are recorded as an allowance for doubtful accounts in the consolidated balance sheets. Estimates of expected credit losses are based primarily on historical write-off experience, net of recoveries, and on the aging of the accounts receivable balances. The collection policies and procedures of the Company vary by credit class and prior payment history of subscribers.

Inventories

      Inventories consist principally of wireless mobile telephone handsets and accessories and are valued at the lower of weighted-average cost or market value.

Property, Plant and Equipment

      Property, plant and equipment is stated at cost less accumulated depreciation and amortization. The cost of additions and substantial improvements is capitalized. The cost of maintenance and repairs is charged to operating expenses. Property, plant and equipment are depreciated using the straight-line method over their estimated useful lives. Effective January 1, 2001, the Company conformed the estimated useful lives with those used by its predecessor entities. These useful lives are applied to all assets purchased after January 1, 2001. This change did not have a material effect on the Company’s results of operations. Upon sale or retirement of an asset, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is recognized and included in operating results.

      Interest expense and network engineering costs incurred during the construction phase of the Company’s wireless network are capitalized as part of property, plant and equipment until the projects are completed and placed into service.

Software Capitalization

      The Company capitalizes certain costs incurred in connection with developing or obtaining internal use software in accordance with American Institute of Certified Public Accountants Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. These capitalized software costs are included in “Property, plant and equipment, net” in the consolidated balance sheets and are being amortized ratably over a period not to exceed five years.

Intangible Assets

      Intangible assets consist primarily of FCC licenses, the excess of consideration paid over the fair value of net assets acquired in purchase business combinations (goodwill) and customer lists. In 2000 and 2001, goodwill and licenses were amortized using the straight-line method over 20 to 40 years and 40 years, respectively. With the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002, FCC licenses are classified as indefinite-lived intangible assets. No amortization was taken on goodwill and FCC licenses in 2002, with the exception of licenses used in the Mobitex data business. Customer lists represent values placed on customers of acquired businesses and have a finite life. The Company’s customer lists are amortized over a five-year period primarily using the straight-line method.

      The Company will test goodwill and other indefinite-lived intangible assets for impairment on an annual basis. Additionally, goodwill will be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an entity below its

CINGULAR WIRELESS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions)

carrying value. Other indefinite-lived intangible assets will be tested between annual tests if events or changes in circumstances indicate that the asset might be impaired. These events or circumstances would include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. See Note 4 for discussion of the goodwill and indefinite-lived intangible asset impairment tests.

Valuation of Long-lived Assets

      Long-lived assets, including property, plant and equipment and intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technological or other industry changes. For assets the Company intends to hold for use, if the total of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. For assets the Company intends to dispose of, a loss is recognized if the carrying amount of the asset is more than fair value, net of the costs of disposal. The Company principally uses the discounted cash flow method to estimate the fair value of its long-lived assets. The discount rate applied to the undiscounted cash flows is consistent with the Company’s weighted-average cost of capital. See Note 11 for discussion of impairment losses recognized in 2002.

      The Company holds equity interests principally in two ventures (see Note 5). These investments are accounted for under the equity method of accounting. In accordance with Accounting Principles Board (APB) Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, the Company periodically reviews its equity method investments for impairment. These reviews are performed to determine whether a decline in the fair value of an investment below its carrying value is deemed to be other than temporary.

      The Company periodically evaluates the useful lives of its wireless network equipment and other equipment and finite-lived intangible assets based on technological and other industry changes to determine whether events or changes in circumstances warrant revisions to the useful lives (see Notes 3 and 11).

Deferred Financing Costs

      In connection with the issuance of Senior Notes in December 2001 described in Note 7, the Company recorded $20 of deferred costs for underwriting fees and other related debt issuance costs. The net deferred financing costs were $20 and $19 at December 31, 2001 and 2002, respectively. These deferred financing costs are included in “Other assets” in the consolidated balance sheets and are amortized over the related terms of the notes using the effective interest method.

Advertising Costs

      Costs for advertising are expensed as incurred. Total advertising expenses were $152, $509 and $549 for the periods ended December 31, 2000, 2001 and 2002, respectively.

Derivative Financial Instruments

      The Company recognizes all derivatives as either assets or liabilities in the consolidated balance sheets and measures those instruments at fair value. Gains and losses resulting from changes in the fair values of those derivative instruments will be recorded to earnings or other comprehensive income depending on the use of the derivative instrument and whether it qualifies for hedge accounting.

CINGULAR WIRELESS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions)

      The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking various hedge transactions. The Company links hedges to specific assets or liabilities on the consolidated balance sheets, as appropriate.

      The Company also assesses, both at the inception of the hedge and on an on-going basis, whether the derivatives that are used in hedging transactions are effective. Should it be determined that a derivative is not effective as a hedge, the Company would discontinue the hedge accounting prospectively.

New Accounting Standards

      In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. All companies with variable interests in variable interest entities created after January 31, 2003, shall apply the provisions of this Interpretation to those entities immediately. A public company with a variable interest in a variable interest entity created before February 1, 2003, shall apply the provisions of this Interpretation to that entity no later than the beginning of the first interim or annual reporting period after June 15, 2003. For variable interest entities for which an enterprise holds a variable interest that it acquired before February 1, 2003, FIN 46 may be applied by restating previously issued financial statements or prospectively from the date of adoption. The Company will begin applying the provisions of this new pronouncement effective January 1, 2003. The Company will not restate any previously issued financial statements.

      The Company has determined that Salmon PCS LLC (Salmon) meets the definition of a variable interest entity and the Company is the primary beneficiary of the Salmon variable interests (See Note 5). Accordingly, the Company will begin consolidating the financial position, results of operations and cash flows of Salmon effective January 1, 2003. The Company will initially measure the assets, liabilities and non-controlling interests of Salmon at their carrying amounts. The Company has determined that the principal impact on its financial position, effective January 1, 2003, will be the elimination of its “Investments in and advances to equity affiliates” of $337 and an increase to “FCC licenses, net” of $358. The impact to results of operations and cash flows will not be material.

      In November 2002, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on EITF No. 00-21, Accounting for Revenue Arrangements with Multiple Element Deliverables. The Issue addresses how to account for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. Revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. The Issue also supersedes certain guidance set forth in SAB 101. The final consensus is applicable to agreements entered into in quarters beginning after June 15, 2003, with early adoption permitted. Additionally, companies are permitted to apply the consensus guidance to all existing arrangements as a cumulative effect of a change in accounting principle. The Company will adopt this new pronouncement no later than July 1, 2003. The Company is currently evaluating its impact on results of operations, financial position and cash flows.

      In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits

CINGULAR WIRELESS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions)

and Other Costs to Exit an Activity Including Certain Costs Incurred in a Restructuring (EITF 94-3). The principal difference between SFAS No. 146 and EITF 94-3 relates to SFAS No. 146’s requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. A fundamental conclusion reached by the FASB in this statement is that an entity’s commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. Therefore, this statement eliminates the definition and requirements for recognition of exit costs in EITF 94-3. This statement also establishes that fair value is the objective for initial measurement of the liability. The effective date of the new statement is January 1, 2003, with earlier adoption encouraged. In connection with the reorganization discussed in Note 12, the Company early adopted SFAS No. 146 in 2002.

      In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of; however, it retains the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be “held and used.” The statement provides more guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset or asset group, principally consisting of property, plant and equipment, to be disposed of other than by sale (e.g., abandoned) be classified as “held and used” until it is disposed of, requires revision of the depreciable life of a long-lived asset to be abandoned, and establishes more restrictive criteria to classify an asset or asset group as “held for sale.” The Company adopted SFAS No. 144 effective January 1, 2002. See Note 11 for discussion of impairment losses recognized in 2002.

      In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and capitalize that amount as part of the book value of the long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. This statement is effective for financial statements for fiscal years beginning after June 15, 2002.

      The Company has certain legal obligations, principally related to its tower assets, which fall within the scope of SFAS No. 143. These legal obligations include obligations to remediate leased land on which the Company’s tower assets are located. In conjunction with the adoption of SFAS No. 143 effective January 1, 2003, the Company did not record asset retirement obligations for network infrastructure assets subject to the provisions of this statement as the fair value of the obligations could not reasonably be estimated. The Company believes that uncertainty as to the eventual settlement of legal obligations exists due to trends in the wireless communications industry such as the rapid growth in minutes of use on wireless networks, increasing subscriber penetration and deployment of next generation technologies. Therefore, these factors increase the probability that third parties would not contractually enforce their remediation rights related to the sites. Based on the combination of these industry trends and the Company’s limited experience in removing sites, it is not probable that any sites will be removed in the foreseeable future and require remediation. Therefore, sufficient information to estimate a range of potential settlement dates is not available. In accordance with SFAS No. 143, the Company will not recognize a liability until such information becomes known.

      In June 2001, the FASB also issued SFAS No. 142 which prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS No. 142 requires that these assets be reviewed for

CINGULAR WIRELESS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions)

impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. Additionally, SFAS No. 142 requires that goodwill included in the carrying value of equity method investments no longer be amortized. See Note 4 for discussion of this statement’s impact on the Company’s results of operations, financial position and cash flows.

      In June 2001, the FASB issued SFAS No. 141, Business Combinations. SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating the use of the pooling-of-interests method of accounting for business combinations. In addition, SFAS No. 141 requires intangible assets be recorded apart from goodwill if they meet certain criteria. This new standard did not have an impact on the Company’s results of operations, financial position or cash flows.

Reclassifications

      Certain amounts have been reclassified in the 2000 and 2001 consolidated financial statements to conform to the current year presentation.

2.     Contributions, Acquisitions, Disposition and License Exchange

Contributions

      In September and December of 2002, SBC and BellSouth made cash capital contributions to the Company totaling $499 for general corporate purposes.

      In September 2001, SBC contributed its controlling 50% equity interest in Cellular Communications of Puerto Rico. In May 2001, an SBC affiliate contributed a minority interest in a Washington/ Baltimore cellular operation. In March 2001, SBC contributed its interest in the operations and assets of a Michigan wireless business and certain assets of an SBC affiliate. The aggregate net book value of these contributions totaled $831.

      In December 2000, BellSouth exercised its option to redeem the 55.6% limited partnership interest of AT&T Wireless Services, Inc. (AT&T Wireless) in AB Cellular by distributing to AT&T Wireless the Los Angeles area cellular business. Following this transaction, BellSouth held the remaining assets of the AB Cellular partnership, which included 100% of the Houston area cellular market, 87.35% of the Galveston area cellular market and $1,163 in cash. In January 2001, BellSouth contributed the operations and assets of the AB Cellular partnership to the Company; the aggregate net book value of the contribution was $1,727. The majority of the cash contributed was used to pay the Company’s debt due to affiliates in accordance with terms of the Contribution and Formation Agreement.

      The results of operations of these contributed entities are included in the consolidated statements of income as of their respective contribution dates.

      As stipulated by the Contribution and Formation Agreement, amounts may be due to (from) SBC or BellSouth to the extent that the carrying amounts of the net assets as of the contribution date are more (less) than the agreed upon amount at formation. In 2001, the Company paid a net amount of $186, plus accrued interest from the date of contribution, to the members under these provisions.

Acquisitions

      In April 2002, the Company and an affiliate of SBC completed a transaction with T-Mobile USA, Inc. (T-Mobile, formerly known as VoiceStream Wireless Corporation) in which T-Mobile contributed assets for a 6% equity interest in the Company’s Puerto Rico wireless communications operations. No gain or loss was recognized on this transaction. This transaction resulted in a decrease in the Company’s

CINGULAR WIRELESS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions)

ownership interest in the Puerto Rico business from 50% to 47%. Due to the fact that all existing control provisions have been retained by the Company, consolidation of the financial statements of the Puerto Rico business will continue. On each of the fifth, seventh and tenth anniversaries of this transaction, T-Mobile and the Company have fair market value put and call options, respectively, related to T-Mobile’s 6% equity interest.

      In May 2001, the Company purchased from SBC for $151 a 10% minority interest in the Washington/ Baltimore wireless business that SBC acquired from affiliates of Vivendi Universal. Concurrent with this purchase, SBC also contributed a minority interest in the Washington/ Baltimore operations held by an SBC affiliate. As a result of the purchase and contribution of minority interests from SBC, the Company holds a 100% interest in the Washington/ Baltimore wireless business.

      The minority interest acquisition was accounted for under the purchase method of accounting. Prior to the adoption of SFAS No. 142 on January 1, 2002, the purchase price in excess of the proportionate interest in the underlying fair value of identifiable net assets acquired was amortized using the straight-line method over a 20-year period. The acquisition of the minority interest did not have a significant impact on the consolidated results of operations for 2001, nor would it had it occurred on October 2, 2000, the original contribution date.

      In November 2001, the Company acquired two 15-MHz licenses in the Salt Lake City and Provo Basic Trading Areas (BTAs) in Utah for $140 in cash.

Disposition

      In March 2001, the Company and ALLTEL Corporation agreed to dissolve a wireless partnership and distributed the related partnership assets. The Company recognized the partnership assets received at fair value and a related gain of $76, which is included in “Other, net” in the consolidated statement of income.

License Exchange

      In May 2001, the Company and T-Mobile exchanged licenses covering approximately 36 million people, referred to as “POPs,” each. The Company received licenses covering 10-MHz of spectrum for the New York major trading area (MTA) and for each of the St. Louis and Detroit BTAs. In exchange, the Company transferred to T-Mobile licenses covering 10-MHz out of the 30-MHz of spectrum that it had in the Los Angeles and San Francisco MTAs, which include most of California and Nevada. This transaction was accounted for as a like-kind exchange at historical cost.

CINGULAR WIRELESS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions)

3.     Property, Plant and Equipment

      Property, plant and equipment is summarized as follows:

		December 31,
	Estimated
	Useful Lives	2001	2002

	(In years)
Land	—	$56	$60
Buildings and building improvements	10-25	2,812	3,118
Operating and other equipment	5-10	10,322	12,097
Furniture and fixtures	3-10	1,486	1,595
Construction in progress	—	644	1,175

		15,320	18,045
Less: accumulated depreciation and amortization		(6,456)	(7,899)

Property, plant and equipment, net		$8,864	$10,146

      Depreciation expense and capitalized interest and network engineering costs incurred during the construction phase of the Company’s wireless network are summarized as follows:

	For the Period Ended
	December 31,

	2000	2001	2002

Depreciation expense	$324	$1,514	$1,662
Capitalized interest costs	2	13	19
Capitalized network engineering costs	21	87	127

      The net book value of assets recorded under capital leases was $771 and $637 at December 31, 2001 and 2002, respectively. These capital leases principally relate to communications towers and other operating equipment. Amortization of assets recorded under capital leases is included in depreciation expense. Capital lease additions for the periods ended December 31, 2000, 2001 and 2002 were $6, $389 and $121, respectively.

      The Company’s cellular/ PCS networks are currently equipped with digital transmission technologies known as Time Division Multiple Access technology (TDMA) and Global System for Mobile Communication technology (GSM). The Company is currently in the process of adding GSM equipment throughout its TDMA markets to provide a common voice standard. At the same time, the Company is adding high-speed technologies for data services. The GSM network upgrade is expected to be substantially complete by the end of 2003 when approximately 90% of the Company’s POPs will be covered by GSM. While the Company will continue to sell and market TDMA services for the foreseeable future, the amount of the future cash flows to be derived from the TDMA network assets is highly dependent upon the rate of transition of existing subscribers using TDMA equipment to GSM-capable equipment, as well as other competitive and technological factors. Currently, the TDMA network assets are generally depreciated over an eight-year period. Effective January 1, 2003, the Company implemented the results of a review of the estimated service lives of its remaining TDMA network assets. The Company determined that a reduction in the useful lives of TDMA assets is warranted based on the projected transition of network traffic to GSM technology. Useful lives will be shortened to fully depreciate all TDMA equipment by 2008. TDMA equipment acquired after January 1, 2003 will have useful lives not to exceed six years.

CINGULAR WIRELESS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions)

      During 2002, the Company provided a $50 security deposit to a contract engineering vendor. The security deposit bears interest at LIBOR plus 10 basis points and is collateralized by a bank letter of credit.

4.     Intangible Assets

      Effective January 1, 2002, the Company adopted SFAS No. 142. In conjunction with this adoption, the Company reassessed the useful lives of previously recognized intangible assets. A significant portion of its intangible assets are FCC licenses that provide the Company with the exclusive right to utilize certain radio frequency spectrum to provide wireless communications services. While FCC licenses are issued for only a fixed time, generally ten years, such licenses are subject to renewal by the FCC. Renewals of FCC licenses have occurred routinely and at nominal cost. Moreover, the Company has determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful lives of its FCC licenses. As a result, the FCC licenses will be treated as an indefinite-lived intangible asset under the provisions of SFAS No. 142 and will not be amortized but rather will be tested for impairment annually or when events and circumstances warrant. The Company will reevaluate the useful life determination for wireless licenses each reporting period to determine whether events and circumstances continue to support an indefinite useful life.

      The Company completed the transition impairment test of its indefinite-lived intangible assets as of January 1, 2002 and determined that no impairment existed. In accordance with EITF 02-7, Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Assets, this impairment test was performed on an aggregate basis, consistent with the Company’s management of the business on a national scope. The Company utilized a fair value approach, incorporating discounted cash flows, to complete the test. This approach determines the fair value of the FCC licenses and accordingly incorporates cash flow assumptions regarding the investment in a network, the development of distribution channels and other inputs for making the business operational. As these inputs are included in determining free cash flows of the business, the present value of the free cash flows is attributable to the licenses. The discount rate applied to the cash flows is consistent with the Company’s weighted-average cost of capital.

      The Company completed the transition impairment test of goodwill as of January 1, 2002 using a two-step process. The first step screens for potential impairment, while the second step measures the amount of the impairment, if any. In the first quarter of 2002, the Company completed the first step of the goodwill impairment transition tests as of January 1, 2002 for its reporting units. For goodwill related to the Company’s cellular/ PCS business, the first step indicated no impairment in value. For goodwill related to the Mobitex data business, the first step indicated an impairment in value. To measure any impairment, in the second quarter the Company completed the second step of the goodwill impairment transition test for the Mobitex data business using a discounted cash flow approach. Based on the results of this test, the Company recognized an impairment of the goodwill related to its Mobitex data business, with a carrying value of $32, and has reflected the impairment as the cumulative effect of a change in accounting principle in the first quarter of 2002. The Company believes that the decline in the fair value of its Mobitex business is due to the development of new wireless data technologies.

      Using methodologies consistent with those applied for its transitional impairment tests performed as of January 1, 2002, the Company completed its annual impairment tests for goodwill and indefinite-lived intangible assets during the fourth quarter. These annual impairment tests, prepared as of October 1, 2002, resulted in no impairment of the Company’s goodwill or indefinite-lived intangible assets.

CINGULAR WIRELESS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions)

      Summarized below are the carrying values for the major classes of intangible assets that will continue to be amortized under SFAS No. 142, as well as the carrying values of those intangible assets which will no longer be amortized:

		December 31, 2001		December 31, 2002

		Gross		Gross
		Carrying	Accumulated	Carrying	Accumulated
	Useful Lives	Amount	Amortization	Amount	Amortization

Intangible assets subject to amortization:
FCC licenses used in Mobitex business	4 years	$89	$(13)	$28	$—
Customer lists	5 years	1,070	(621)	1,070	(771)
Other	3-5 years	167	(123)	145	(137)

Total		$1,326	$(757)	$1,243	$(908)

Intangible assets not subject to amortization:
FCC licenses		$8,481	$(1,154)	$7,359	$—

Goodwill		$1,005	$(146)	$844	$—

      The weighted average estimated useful lives of intangible assets subject to amortization was 4.8 years for the year ended December 31, 2002, with remaining useful lives of 1.6 years.

      The changes in the carrying amount of goodwill for the year ended December 31, 2002 are as follows:

Balance at December 31, 2001	$859
SFAS No. 142 impairment	(32)
Other	17

Balance at December 31, 2002	$844

      The following table presents current and estimated amortization expense for each of the following periods:

Aggregate amortization expense for the year ended:
2002	$188
Estimated amortization expense for the years ending:
2003	162
2004	114
2005	48
2006	11
2007	0

CINGULAR WIRELESS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions)

      The following table presents the Company’s 2000 and 2001 results, which are presented on a basis comparable to the 2002 results, adjusted to exclude amortization expense related to goodwill and indefinite-lived FCC licenses.

	For the Period Ended
	December 31,

	2000	2001	2002

Net income — as reported	$127	$1,692	$1,207
Add back: Goodwill amortization	7	28	—
Add back: License amortization	47	202	—

Net income — as adjusted	$181	$1,922	$1,207

5.     Investments in and Advances to Equity Affiliates

      The Company has investments in affiliates for which it does not have a controlling interest that are accounted for under the equity method. The more significant of these investments are GSM Facilities, LLC (Factory), a jointly-controlled infrastructure venture with T-Mobile for networks in the New York City metropolitan area, California and Nevada, and Salmon, formed to bid as a “very small business” on FCC licenses and build out and operate wireless voice and data communications systems using those licenses.

      Investments in and advances to equity affiliates consist of the following:

	December 31,

	2001	2002

Investment in Factory	$1,275	$1,966
Investment in Salmon	262	236
Advances to Salmon, including accrued interest	475	101
Other	11	13

	$2,023	$2,316

Factory

      In November 2001, the Company and T-Mobile formed Factory and contributed portions of their existing network infrastructures in the California, Nevada and New York City metropolitan area markets. Management control of Factory is vested in a four-member management committee, to which each company has the right to appoint two members. The Company does not have the unilateral ability to control any actions of Factory. As a result, the Company’s interest in Factory is accounted for as an equity investment. At formation, the Company contributed network assets to Factory with a carrying value of $1,271. Both companies buy network services from Factory but retain ownership and control of their own licenses in those markets. In the event the Factory venture is terminated, under certain circumstances, the parties may have the right to exchange certain licenses. The Company and T-Mobile independently market their services to customers using their respective brand names and utilizing their own sales, marketing, billing and customer care operations. In July 2002, the Company began marketing its commercial service in the New York City market and T-Mobile began service in California and Nevada.

      The Company and T-Mobile agreed to jointly fund capital expenditures of Factory. Contributions to Factory are generally determined by the Company’s proportionate share of the annual capital expenditure requirements based on each party’s incremental growth in minutes of use, and such contributions are

CINGULAR WIRELESS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions)

accounted for as an increase to the Company’s investment. During the period from November 1, 2001 to December 31, 2001, the Company made additional contributions of $208 to Factory, principally related to capital expenditures in the California and Nevada markets. During 2002, the Company made net contributions of assets to Factory of $707. In 2002, the Company also contributed $225 in cash pursuant to contractual commitments. An additional $225 contractual commitment is due in 2003.

      At December 31, 2002, the Company recorded a $28 receivable due from Factory related to settlement of the Company’s capital obligations for 2002, which is included in “Due to affiliates, net” in the consolidated balance sheet. During 2001 and 2002, Factory made monthly payments on approximately $166 and $222, respectively, of the Company’s tower capital lease obligations and other assumed liabilities, which are reflected in the Company’s investment in Factory.

      The Company performs certain technical and management services for Factory and charges these costs to Factory. For the period from November 1, 2001 to December 31, 2001 and for 2002, the Company incurred costs of $33 and $225, respectively. In turn, the monthly operating expenses of Factory are charged back to the Company and T-Mobile based upon their share of the total minutes of use on the respective networks. Charges for network services provided by Factory were $36 and $216 for the period from November 1, 2001 to December 31, 2001 and for 2002, respectively. These charges for network services are included in “Cost of services” in the consolidated statements of income. At December 31, 2001 and 2002, the Company had $19 due from Factory and $13 due to Factory, respectively, which is included in “Due to affiliates, net” in the consolidated balance sheets.

      Factory is expected to incur net losses due to depreciation and interest expense, which are not reimbursed by the Company or T-Mobile. For the period from November 1, 2001 to December 31, 2001 and for 2002, the Company recorded equity in the net loss of Factory of $32 and $241, respectively. At December 31, 2002, the Company’s economic interest in Factory approximated 75%.

Salmon

      In November 2000, the Company and Crowley Digital Wireless, LLC (Crowley Digital) entered into an agreement, pursuant to which Salmon was formed to bid as a “very small business” for certain 1900 MHz band PCS licenses auctioned by the FCC. The auction ended in January 2001. Salmon was the successful bidder for, and at the conclusion of the auction proceedings was granted, 45 licenses, for which Salmon paid $241. Salmon was also the successful bidder for 34 other licenses reclaimed from carriers in bankruptcy and auctioned by the FCC. In December 2002, the FCC released Salmon from its purchase obligation and returned Salmon’s remaining downpayment on the 34 licenses. In January 2003, after a protracted legal challenge by one of the wireless carriers in bankruptcy, the U.S. Supreme Court invalidated the auction results as to the challenged licenses. The FCC’s grant of the 45 unchallenged licenses was not affected by this decision.

      Management control of Salmon is vested in Crowley Digital under the terms of Salmon’s limited liability company agreement. Crowley Digital is controlled by George D. Crowley, Jr. Mr. Crowley is not an employee or director of the Company, Cingular Wireless Corporation, SBC or BellSouth, nor has he been previously. Crowley Digital appoints three of the five members of Salmon’s management committee. The Company does not have the unilateral ability to control any actions by Salmon. As a result, the Company’s non-controlling interest in Salmon is accounted for as an equity investment. As of December 31, 2002 the Company had an approximate 80% non-controlling equity interest in Salmon.

      In November 2000, Salmon and the Company entered into a management agreement for a term of eight years, which became effective in October 2001 when the 45 licenses were granted. Under this agreement, Salmon hired the Company to act as the manager of its PCS systems, subject to its oversight

CINGULAR WIRELESS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions)

and control. In addition, pursuant to a trademark license agreement, Salmon will use Company trademarks in its business to offer Cingular-branded services. The Company received a management fee of $10 for the twelve-month period beginning October 2001. The Company will receive 5% of Salmon’s gross revenues thereafter until Salmon’s earnings before interest, taxes, depreciation and amortization is positive for two consecutive quarters and 7% of Salmon’s gross revenue thereafter. After September 2002 and until such time as Salmon has gross revenues, the Company will not receive a fee for its management services. Salmon can terminate the management agreement at any time with one year’s notice. During 2001 and 2002, the Company earned $3 and $7 in management fees from Salmon, respectively. Salmon had no gross revenues in 2002.

      Crowley Digital has the right to put its interest in Salmon to the Company at a cash price equal to Crowley Digital’s initial investment plus a specified rate of return. The put right can be exercised at certain times, and the Company estimates that the earliest exercise period will begin in September 2005 and the latest exercise period will end in April 2008. The present value of this put obligation, estimated at approximately $110 and $126 as of December 31, 2001 and 2002, respectively, is included in “Other noncurrent liabilities” in the consolidated balance sheets. The put obligation results in a basis difference in the Company’s investment in Salmon.

      The Company entered into a credit agreement with Salmon under which the Company will, upon Salmon’s request, provide substantially all of the capital Salmon will require to pay for licenses, build out its system and fund working capital requirements. The agreement extends until November 2006, and funding will be provided through secured loans. Salmon has scheduled the launch of two of its markets in 2003. The remaining 43 markets are scheduled to launch during 2005. The Company’s estimate of the costs to build out Salmon’s system is approximately $350 to $500. Loans are repayable no later than May 2008, with interest at a rate of 9% per annum, or 14% per annum if Salmon terminates the management agreement or trademark license agreement. Interest is not payable in cash until two years after the substantial completion of the build-out of the Salmon system in a manner that satisfies FCC rules (or beginning on the date the management or trademark license agreement has been terminated). For the three years thereafter, only portions of the interest are payable in cash. There is no scheduled amortization for the loans prior to the maturity date.

      For the periods ended December 31, 2000, 2001 and 2002, the Company made advances and loans to Salmon of $239, $240 and $25, respectively, and recognized interest income on the loan balances of $2, $41 and $22, respectively. Salmon used funds received from the Company to make full payment on the 45 licenses that the FCC granted to Salmon and for the downpayment on the 34 challenged licenses. In April and December 2002, the FCC refunded to Salmon the auction deposits pertaining to the challenged licenses of $358 and $63, respectively, and Salmon used these proceeds to repay $421 in principal and interest to the Company.

      In October 2001, the Company contributed $191 in equity to Salmon. Until Salmon’s networks are built out and it has acquired a significant number of subscribers, it is expected to generate significant operating losses. Crowley Digital is not committed to provide equity funding in excess of its initial capital contribution of $50. As a result, the Company will recognize 100% of Salmon’s losses at such time as Crowley Digital’s capital contribution has been eliminated due to its proportionate share of Salmon’s losses. For the years ended December 31, 2001 and 2002, the Company recorded equity in the net losses on Salmon of $43 and $29, respectively. Additionally, the Company recorded capitalized interest on its investment in and advances to Salmon of $3 in both 2001 and 2002.

CINGULAR WIRELESS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions)

      Summarized unaudited financial information with respect to Factory and Salmon is as follows:

	December 31,

	2001	2002

Balance Sheet Information
Current assets	$25	$23
Noncurrent assets	2,594	3,216
Current liabilities	31	46
Noncurrent liabilities	643	300
Net equity	1,945	2,893

	For the Period Ended
	December 31,

	2000	2001	2002

Income Statement Information
Revenues	$—	$50	$325
Costs and expenses (excluding depreciation)	1	57	327
Depreciation expense	—	41	324
Operating loss	(1)	(48)	(326)
Interest expense	2	40	38
Net loss	(3)	(88)	(364)

6.     Accrued Liabilities

      Accrued liabilities are summarized as follows:

	December 31,

	2001	2002

Accrued fixed asset purchases	$705	$443
Taxes other than income	217	231
Payroll and other related liabilities	187	169
Agent commissions	104	158
Advertising	25	38
Other	315	169

Total accrued liabilities	$1,553	$1,208

7.     Debt

     Debt Maturing Within One Year

      Debt maturing within one year is summarized as follows:

	December 31,

	2001	2002

Commercial paper	$27	$—
Current maturities of long-term debt	38	45

Debt maturing within one year	$65	$45

CINGULAR WIRELESS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions)

      At December 31, 2001 and 2002, the Company had a commercial paper program and a $3,000 and $1,500 unsecured 364-day revolving bank credit facility, respectively, to support the commercial paper program. JPMorgan Chase Bank serves as administrative agent for the facility. The bank credit facility contains customary events of default and covenants, including a covenant to maintain a specified debt (excluding subordinated shareholder loans) to trailing four quarters EBITDA ratio, a limitation on mergers and sale of all or substantially all of the Company’s assets and a negative pledge. The Company is in compliance with all such ratios and covenants under the bank credit facility, and there are no other material covenants that the Company is subject to under other agreements. The credit agreement provides that each lender will have the option to terminate its commitment to make additional loans and declare all outstanding amounts to be due and payable upon a change in control of the Company. The credit facility also gives the Company the option to convert any revolving loans outstanding on the maturity date to one-year term loans. This credit facility expires November 17, 2003. The weighted-average interest rate on commercial paper borrowings at December 31, 2001 was 2.5%. At December 31, 2001, the Company had no outstanding borrowings under the credit facility. At December 31, 2002, the Company had no outstanding borrowings under the commercial paper program or the credit facility.

Long-Term Debt

      Long-term debt is summarized as follows:

	December 31,

	2001	2002

Due to affiliates, 7.5%	$9,678	$9,678
Due to external parties:
5.625% Senior Notes, due December 2006	500	500
6.5% Senior Notes, due December 2011	750	750
7.125% Senior Notes, due December 2031	750	750
Capital leases, 8.0% and 9.6%	648	778
Capital leases, Japanese Yen and U.S. Dollar denominated, 4.55% — 7.13% in 2001 and 4.55% — 7.08% in 2002	110	83
Other	80	64

Total long-term debt, including discount and current maturities	12,516	12,603
Unamortized discount on Senior Notes	(12)	(12)
Current maturities of long-term debt	(38)	(45)

Total long-term debt	$12,466	$12,546

Debt due to Affiliates

      The debt due to affiliates represents the net amount of debt due to SBC and BellSouth, as provided for in the Contribution and Formation Agreement. Such amounts have a fixed interest rate of 7.5%. Interest accrues and is payable monthly. Interest expense on the affiliate loans for the periods ended December 31, 2000, 2001 and 2002 was $219, $735 and $726, respectively. In conjunction with the execution of the Company’s credit facility in November 2002, SBC and BellSouth extended the maturity of their affiliate loans from March 31, 2004 to March 31, 2005. The Company may, however, prepay the affiliate loans at any time, subject to the provisions described below, or further extend their maturity to the extent required in connection with the credit facility, if approved by SBC and BellSouth.

CINGULAR WIRELESS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions)

      SBC and BellSouth have agreed to subordinate their repayment rights applicable to the affiliate loans to the repayment rights of the senior debt. Senior debt includes the Company’s Senior Notes, commercial paper, any debt outstanding under its bank credit facility, as well as bank notes and other borrowings from external parties designated as such and to which SBC and BellSouth have specifically agreed to be subordinate. The payment of principal and interest on the subordinated affiliate loans by the Company is prohibited in the event of bankruptcy or an event of default in the payment or prepayment of any principal of or interest on any senior debt, or in the event of an acceleration of the subordinated debt upon its default, until the senior debt has been repaid in full. The payment of principal and interest on the subordinated affiliate loans is also prohibited, with limited exceptions, during a covenant or other non-payment default under the credit facility (unless waived by the banks), but may continue during a non-payment default on the Senior Notes or other senior debt.

Senior Notes

      In December 2001, the Company completed the private placement of $2,000 of Senior Notes under Rule 144A of the Securities Act of 1933. The Senior Notes are unsecured obligations and rank equally with all other unsecured and unsubordinated indebtedness. In 2002, the Company filed with the SEC a registration statement on Form S-4 pertaining to the exchange of the private placement Senior Notes for Senior Notes that are registered under the securities laws in identical principal amounts and with substantially identical terms. Interest on the Senior Notes is payable in arrears semi-annually on June 15 and December 15, beginning June 15, 2002.

      The Senior Notes are governed by an indenture with Bank One Trust Company, N.A., which acts as trustee. The indenture provides that the Company will not subject its property or assets to any mortgage or other encumbrance unless the Senior Notes are secured equally and ratably with other indebtedness that is secured by that property or assets. There is no sinking fund or mandatory redemption applicable to the Senior Notes. The Senior Notes are redeemable, in whole or in part, at any time at a price equal to their principal amount plus any accrued interest and any “make-whole” premium, which is designed to compensate the investors for early payment of their investment. The premium is the excess of (i) the present value of all future scheduled principal and interest payments of the Senior Notes to be redeemed, calculated by discounting the aggregate amount of such payments by a percentage factor related to the yield to maturity on U.S. Treasury securities equal to the then remaining maturity of the Senior Notes being prepaid, over (ii) the principal amount of the Notes to be redeemed.

Capital Leases and Other

      The Company has entered into capital leases primarily for the use of communications towers. See Note 16 for further discussions regarding these towers.

      In December 2000, the Company repaid a note payable to Bank of America in the amount of $310.

      Cash paid for interest on debt for the periods ended December 31, 2000, 2001 and 2002 was $339, $883 and $905, respectively. These amounts include cash paid for interest on debt due to affiliates of $324, $805 and $726 for the periods ended December 31, 2000, 2001 and 2002, respectively.

CINGULAR WIRELESS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions)

      Maturities of long-term debt outstanding, including capital lease obligations, at December 31, 2002 are summarized below:

	Debt	Capital Leases	Total

Maturities
2003	$3	$105	$108
2004	51	155	206
2005	9,680	119	9,799
2006	502	120	622
2007	2	123	125
Thereafter	1,504	1,723	3,227

Total minimum payments	11,742	2,345	14,087
Less capital lease imputed interest	—	925	925
Less capital lease executory costs	—	559	559

Total obligations	$11,742	$861	$12,603
Less current portion	3	42	45

Total long-term obligations	$11,739	$819	$12,558

8.     Financial Instruments

      The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, advanced billing and customer deposits and other current liabilities are reasonable estimates of their fair value due to the short-term nature of these instruments. At December 31, 2001, the carrying value of the Senior Notes issued in December 2001 approximated fair value. At December 31, 2002, the fair value of the Senior Notes was $2,121 based on their quoted market prices. The carrying value of the long-term debt due to affiliates approximates fair value since the Company may prepay the debt at any time, without penalty.

      The Company maintains foreign exchange-forward contracts to hedge exposures to foreign exchange risk associated with Japanese Yen-denominated capital lease obligations. The contracts generally require the Company to exchange U.S. dollars for Japanese Yen at maturity at rates agreed to at the inception of the contracts. The contracts, which have an aggregate notional amount of $138 and $110, respectively, at December 31, 2001 and 2002, expire at various dates from 2003 to 2005. The notional amount of the foreign exchange-forward contracts equals the future minimum lease payments required to be paid in Japanese Yen. The contracts are designed as cash flow hedges in accordance with SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Instruments. The fair values of the foreign exchange-forward contracts were losses of $42 and $35 at December 31, 2001 and 2002, respectively, and are included in “Accrued liabilities” and “Other noncurrent liabilities” depending on the timing of the future contract payments. The impact to other comprehensive income for the periods ended December 31, 2000, 2001 and 2002 was not material.

      The Company could be at risk if the counterparties do not contractually comply. Should the counterparties not comply, the ultimate impacts will be a function of the difference, if any, in the cost of acquiring Japanese Yen at maturity versus the contractually agreed upon price.

CINGULAR WIRELESS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions)

9.     Concentrations of Risk

      The Company relies on local and long-distance telephone companies and other companies to provide certain communications services. Although management believes alternative telecommunications facilities could be found in a timely manner, any disruption of these services could potentially have an adverse impact on operating results.

      The Company relies on roaming agreements with other wireless carriers to permit the Company’s subscribers to use their GSM and TDMA networks in areas not covered by the Company’s networks. If these providers decide not to continue those agreements due to a change in ownership or other circumstance, this would cause a loss of service in certain areas and possible loss of customers.

      As discussed in Note 5, the Company has entered into a network infrastructure venture with T-Mobile to share infrastructure and save on the cost of building and maintaining its own network. If the Company experiences disagreements with T-Mobile, it could adversely affect the Company’s ability to serve customers in certain geographic markets.

      Although the Company attempts to maintain multiple vendors to the extent practicable, its handset inventory and network infrastructure equipment, which are important components of its operations, are currently acquired from only a few sources. If the suppliers are unable to meet the Company’s needs as it builds out and upgrades its network infrastructure and sells service and equipment, delays and increased costs in the expansion of the Company’s network infrastructure or losses of potential customers could result, which would adversely affect operating results.

      Financial instruments that potentially subject the Company to credit risks consist principally of trade accounts receivable. Concentrations of credit risk with respect to these receivables are limited due to the composition of the customer base, which includes a large number of individuals and businesses. No customer accounted for more than 10% of consolidated revenues in all periods presented.

      Approximately 17,300, or 51%, of the Company’s employees are represented by the Communications Workers of America, with contracts expiring on various dates between February 2004 and January 2007. Most of the contracts contain no-strike clauses. The Company is contractually required to maintain a position of neutrality and to allow card-check balloting with respect to unionization and will support the determination of its employees.

10.     Related Party Transactions

      In addition to the affiliate transactions described elsewhere in these financial statements, other significant transactions with related parties are summarized in the succeeding paragraphs.

      On October 2, 2000, the Company entered into a transition services agreement with BellSouth and SBC, pursuant to which BellSouth and SBC each provided transition services and products for a limited period of time. The services provided by both BellSouth and SBC included government and regulatory affairs, finance, compensation and benefit accounting, human resources, internal audit, risk management, technical support, marketing, research and development, procurement, real estate, legal, security and tax. The fees were determined based upon the costs of providing the expected level of services. As of December 31, 2001, the Company had terminated most of these services and assumed them internally.

      For the periods ended December 31, 2000, 2001 and 2002, the Company incurred charges from SBC and BellSouth affiliates for transition services of $153, $267 and $17, respectively. These charges are primarily included in “Selling, general and administrative” in the consolidated statements of income.

CINGULAR WIRELESS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions)

      Included in affiliate charges are services under contract with Amdocs Limited (Amdocs), a software company affiliated with SBC, to provide ongoing information systems development and support services. Charges for Amdocs development and support services for the periods ended December 31, 2000, 2001 and 2002 were $16, $63 and $67, of which $11, $37 and $31 were capitalized, respectively. Certain select officers of the Company own shares in Amdocs that were issued under compensation plans when these officers were employed by SBC.

      The Company also entered into wireless agency agreements with subsidiaries of SBC and BellSouth. Such subsidiaries and any of their affiliates that make an election to do so will act as authorized agents exclusively on the Company’s behalf for the sale of its wireless services to subscribers in SBC’s and BellSouth’s respective incumbent service territories. The Company is free to contract with other agents, including retailers and other distributors, for the sale of its wireless services in both of the members’ incumbent service territories and elsewhere throughout the United States. In addition to the unilateral rights of SBC and BellSouth and their affiliates to terminate after October 2, 2003 and to the Company’s right to terminate in certain events, each wireless agency agreement terminates upon breach, mutual agreement of the parties or on December 31, 2050. For the periods ended December 31, 2000, 2001 and 2002, the Company incurred charges of $9, $33 and $46, respectively, from SBC and BellSouth and their affiliates for agent commissions and compensation paid to affiliates and agents. These charges are included in “Selling, general and administrative” in the consolidated statements of income.

      The Company incurred local interconnect and long distance charges from SBC and BellSouth and their affiliates for the periods ended December 31, 2000, 2001 and 2002 of $103, $385 and $663, respectively, which are included in “Cost of services” in the consolidated statements of income. These charges also include amounts paid to SBC related to the infrastructure venture with T-Mobile.

      The Company had receivables from affiliates of $85 and $97 and payables to affiliates of $139 and $142 at December 31, 2001 and 2002, respectively.

11.     Impairment of Long-lived Assets

      During the fourth quarter of 2002, the Company evaluated the recoverability of the long-lived assets, including property and equipment and FCC licenses, of its Mobitex data business. While the business continues to generate positive operating cash flows, the timing of the Company’s migration to data services over its cellular/ PCS networks, as well as other competitive and technological factors, have decreased the cash flows that the Company expected to generate from continuing to operate the Mobitex data network. In the fourth quarter of 2002, the Company determined that the estimated future undiscounted cash flows were less than the carrying value of the Mobitex data business long-lived assets. Accordingly, the Company adjusted the carrying value of the Mobitex data business long-lived assets to their estimated fair value, resulting in a noncash impairment loss of $104. Fair value was determined using a discounted cash flow approach. The impairment loss is included in “Cost of services” in the consolidated statement of income. The impairment loss was comprised of $71 of property, plant and equipment and $33 of FCC licenses. In conjunction with the impairment test, the Company reviewed the remaining useful lives of the Mobitex data business long-lived assets and determined the lives to be appropriate.

      The Company’s cellular/ PCS networks are currently equipped with digital transmission technologies, TDMA and GSM. Additionally, the TDMA technologies are deployed over two different spectrum frequencies, 850 MHz (cellular) and 1900 MHz (PCS). As discussed in Note 3, the Company is currently in the process of adding GSM equipment throughout its TDMA markets to provide a common voice standard and to add technologies for high-speed data services. In the fourth quarter of 2002, the Company finalized market specific execution strategies concurrent with the development and approval of the 2003 capital budget. In general, the Company has adequate spectrum depth in its 850 MHz markets to

CINGULAR WIRELESS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions)

operate both technologies. In several smaller PCS markets, where the Company has only 10 MHz of available spectrum, it does not have adequate spectrum depth to concurrently provide wireless services using both technologies. In these markets the Company must retire the TDMA network assets in order to deploy GSM technology. The TDMA technology assets used in 1900 MHz markets are frequency specific and cannot be redeployed for use in the Company’s other 850 MHz markets. Due to the anticipated near-term removal of these assets from service during the period ranging from the third quarter of 2003 to the fourth quarter of 2004, the Company performed an impairment test as required by SFAS No. 144 to determine whether the future cash flows of these markets were sufficient to recover the carrying value of the related TDMA assets as of December 31, 2002. In the fourth quarter of 2002, the Company recognized a noncash impairment charge of $47 related to its 1900 MHz TDMA assets in ten markets located in the southeastern and southwestern United States. The impairment loss was measured as the difference between the carrying value of these assets at December 31, 2002 and their fair value. Fair value was determined using a discounted cash flow approach. The impairment loss is included in “Cost of services” in the consolidated statement of income. Additionally, the Company plans to shorten the remaining useful lives of the assets in these markets effective January 1, 2003.

12.     Reorganization Costs

      In August 2002, the Company announced plans to reorganize its sales operations and to reduce its workforce in these and other functional areas of the business. It was expected that approximately 2,500 to 3,000 positions would be eliminated, with more than one-third occurring through the elimination of temporary positions and normal attrition. Substantially all employees affected received notification in mid-September 2002. At December 31, 2002 approximately 1,600 employees had been terminated. Employee severance costs were accounted for in accordance with SFAS No. 112, Employers’ Accounting for Postemployment Benefits. For other costs of the reorganization, the Company has adopted SFAS No. 146 (see Note 1) and will account for the costs of this reorganization when the liability is incurred. The costs associated with the reorganization are not expected to exceed $70. A summary of total expected costs to be incurred and the amounts incurred through December 31, 2002 is presented in the table below.

		Costs Incurred
	Costs Expected	through
	to be Incurred	December 31, 2002

Termination Benefits:
Severance and related costs	$31	$29
Outplacement	1	—
OPEB curtailment gain	(1)	(1)
Contract Termination Costs:
Lease terminations	14	4
Write-offs of leasehold improvements	11	4
Other Associated Costs:
Relocation and other	14	5

Total	$70	$41

CINGULAR WIRELESS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions)

      The remaining costs to be incurred are expected to be recognized in the first half of 2003. Costs incurred through December 31, 2002 in connection with this reorganization plan are principally reflected in “Selling, general and administrative” expenses in the consolidated statement of income.

      Reorganization costs accrued and paid at December 31, 2002 are summarized as follows:

Balance at September 30, 2002	$31
Liability incurred	2
Amounts paid	(17)

Balance at December 31, 2002	$16

13.     Income Taxes

      Substantially all of the operating units controlled and consolidated by the Company are either partnerships or limited liability entities that are disregarded entities or taxed as partnerships under federal and state income tax laws. Therefore, income tax items flow through to the members or partners. However, the Company has corporate subsidiaries and LLC subsidiaries that are taxpayers in some jurisdictions and will record income tax expense. We do not expect that the Company’s income tax expense will be material in the future.

      The Company is required to make periodic distributions to its members on a pro rata basis in accordance with each member’s ownership interests in amounts sufficient to permit members to pay the tax liabilities resulting from allocations of income tax items from the Company.

      At December 31, 2001 and 2002, the reported amounts of the Company’s net assets exceeded their tax bases by approximately $7,900 and $10,000, respectively. This basis differential is principally attributable to property, plant and equipment and intangible assets.

      At December 31, 2001 and 2002, deferred tax liabilities of $183 and $180 are included in “Other noncurrent liabilities” in the consolidated balance sheets. Of these amounts, $173 and $169 are attributable to the Puerto Rico wireless operations contributed in September 2001 as discussed in Note 2. These Puerto Rico deferred tax liabilities principally relate to book and tax basis differences on intangible assets.

14.     Employee Benefits

      In conjunction with the contribution of their U.S. wireless assets and operations to the Company, SBC and BellSouth transferred their respective wireless employees and related obligations and liabilities to one or more of their wholly-owned subsidiaries, which were leasing companies. Under employee leasing agreements, the leasing companies agreed to lease all of their employees and any employees hired after October 2, 2000 to the Company until the leasing companies were contributed to the Company. During this period, the employees were solely employed by the leasing companies and participated in their respective member company employee benefit plans. The leasing companies assumed from each of BellSouth and SBC and their respective affiliates certain employment-related obligations and liabilities relating to the member companies’ compensation and benefit plans prior to their contribution. For the periods ended December 31, 2000 and 2001, prior to their contribution to the Company, the leasing companies billed the Company $366 and $1,452, respectively, for payroll costs including payroll taxes, benefits and relocation costs. In October and December 2001, the leasing companies were contributed to the Company.

CINGULAR WIRELESS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions)

Pensions and Post-Retirement Benefits

      Substantially all of the Company’s employees are covered by one of two noncontributory qualified pension plans. Participation in the Company’s plans commenced November 1, 2001, following the initial contribution of leasing companies to the Company. Management and some non-management employees participate in a cash balance plan, under which they can elect to receive their pensions in a lump sum. The pension benefit formula for most non-management employees is based on a flat dollar amount per year of service according to job classification. These benefits are typically paid as an annuity, although some non-management employees can elect a lump sum payment.

      The projected benefit obligation of the Company’s pension plans is the actuarial present value of all benefits attributed by the pension benefit formula to previously rendered employee service. It is measured based on assumptions concerning future interest rates, employee compensation levels, retirement date and mortality. Actual experience may differ from the actuarial assumptions, and the benefit obligation will be affected.

      Nonbargained employees and their covered dependents who meet certain eligibility requirements will be provided access to certain post-retirement medical and dental benefits at no cost to the Company. For bargained employees and a closed group of non-bargained transitional employees, the Company provides certain retiree medical, dental and life insurance benefits under various plans and accrues actuarially determined post-retirement benefit costs as active employees earn these benefits. These post-retirement plans are not funded.

      The pension plan and post-retirement benefit plan funded status and amounts recognized in the consolidated balance sheets at December 31, 2001 and 2002 are as follows:

			Post-
	Pension		Retirement
	December 31,		December 31,

	2001	2002	2001	2002

Change in Benefit Obligation
Benefit obligation at beginning of year	$—	$345	$—	$65
Obligations transferred by members	330	—	46	—
Service cost	3	62	1	6
Interest cost	2	24	—	4
Amendments	—	1	8	—
Actuarial loss	10	1	10	10
Curtailments	—	—	—	(1)
Benefits paid	—	(20)	—	—

Benefit obligation at end of year	$345	$413	$65	$84

CINGULAR WIRELESS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions)

			Post-
	Pension		Retirement
	December 31,		December 31,

	2001	2002	2001	2002

Change in Plan Assets
Fair value of plan assets at beginning of year	$—	$508	$—	$—
Plan assets due from members	508	6	—	—
Actual return on plan assets	—	(44)	—	—
Benefits paid	—	(20)	—	—

Fair value of plan assets at end of year	$508	$450	$—	$—

			Post-
	Pension		Retirement
	December 31,		December 31,

	2001	2002	2001	2002

Funded status	$163	$37	$(65)	$(84)
Unrecognized transition asset	—	—	1	1
Unrecognized prior service cost	22	20	11	9
Unrecognized net actuarial (gain) loss	(15)	51	4	14

Prepaid pension cost and accrued post-retirement benefit obligation	$170	$108	$(49)	$(60)

      In connection with the contribution of various leasing companies to the Company, SBC and BellSouth agreed to transfer pension assets from the qualified trusts to the trusts established for the Company’s pension plans. Plan assets primarily consist of equity and fixed income securities. The Company did not make any contributions to the pension plans during 2001 or 2002.

      Net pension expense and post-retirement benefit expense recognized subsequent to the contribution of the leasing companies is composed of the following:

			Post-
	Pension		Retirement

	2001	2002	2001	2002

Service cost	$3	$62	$1	$6
Interest cost	2	24	—	4
Expected return on plan assets	—	(27)	—	—
Amortization of prior service cost	—	3	—	2
Recognized actuarial gain	—	—	—	—

Net expense	$5	$62	$1	$12

Curtailment and termination benefits				(1)

Adjusted net post-retirement benefit expense				$11

CINGULAR WIRELESS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions)

      Significant weighted-average assumptions used in developing pension and post-retirement benefit information include:

	Pension		Post-Retirement

	2001	2002	2001	2002

Discount rate	7.25%	6.75%	7.25%	6.75%
Long-term rate of return on plan assets	8.50%	8.50%	—	—
Composite rate of compensation increase	7.00%	7.00%	7.00%	7.00%

      The assumed medical cost trend rate in 2003, prior to adjustment for cost-sharing provisions of the medical and dental plans for active and certain recently retired employees, is 10.0% for retirees 64 and under, decreasing by 0.75% for six years and then by 0.50% to reach an ultimate rate of 5.00% in 2010; for retirees 65 and over, the assumed medical cost trend rate in 2003 is 11.0%, decreasing by 1% for three years and then by 0.75% for the next four years to reach an ultimate rate of 5.00% in 2010. The assumed dental cost trend rate is 5.0% in 2003. A one percentage-point change in the assumed health care cost trend rate would have the following effects:

	One Percentage-	One Percentage-
	Point Increase	Point Decrease

Effect on total of service and interest cost components	$2	$(2)
Effect on post-retirement benefit obligation	14	(11)

Defined Contribution Plans

      The Company maintains several contributory savings plans that cover substantially all employees. Effective December 31, 2002, the plan covering bargained employees was merged into the plan covering non-bargained employees. Participation in the plans commenced November 1, 2001, following the contribution of leasing companies to the Company. Contributions made by the Company and the related costs are determined as a percentage of covered employees’ eligible contributions to the plans and totaled $3 in 2001 and $56 in 2002.

Supplemental Retirement Plans

      The Company has also assumed the liabilities related to nonqualified, unfunded supplemental retirement plans for senior executives previously employed by SBC affiliates. Expenses related to these plans were less than $1 in both 2001 and 2002. Liabilities of $5 and $7 related to these plans, which include an additional minimum pension liability of $1 and $2, have been included in “Other noncurrent liabilities” in the consolidated balance sheets at December 31, 2001 and 2002, respectively.

Deferred Compensation Plan

      The Company also provides senior and middle management employees with a nonqualified, unfunded deferred compensation plan. The plan allows eligible participants to defer some of their compensation on a pre-tax basis into a market-based interest bearing account. In addition, the plan provides for a stated matching contribution by the Company based on a percentage of the compensation deferred. Deferred compensation expenses in 2001 and 2002 were not significant. The long-term portion of liabilities related to this plan of $2 and $18 have been included in “Other noncurrent liabilities” in the consolidated balance sheets at December 31, 2001 and 2002, respectively.

CINGULAR WIRELESS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions)

Long-term Incentive Plan

      Pursuant to the Cingular Wireless Long-term Incentive Plan (the Plan) approved by the board of directors, the Company granted performance units valued at $50 (whole dollars) each as of January 1, 2002 to eligible participants. The value of the performance units will be determined based upon the achievement of certain Company objectives regarding revenue growth and return on capital during the three-year performance period 2002 — 2004 and will be payable during the first quarter of 2005. The value of the award payable at the end of the performance period will range from 0% to 200% of the original granted performance units based upon the achievement of the performance targets. The Company has determined that the Plan is compensatory and will accrue compensation expense over the term of the Plan. For the year ended December 31, 2002, the Company accrued compensation expense of $20 associated with the Plan.

15.     Commitments and Contingencies

Leases

      The Company has entered into significant capital leases primarily for the use of communications towers (see Note 16). Capital lease obligations are included in Note 7.

      The Company has also entered into operating leases for facilities and equipment used in operations. These leases typically include renewal options and escalation clauses. Rental expense under operating leases for the periods ended December 31, 2000, 2001 and 2002 was $87, $370 and $430, respectively.

      The following table summarizes the approximate future minimum rentals under noncancelable operating leases in effect at December 31, 2002:

2003	$409
2004	355
2005	306
2006	239
2007	164
Thereafter	658

Total	$2,131

Commitments

      The Company has unconditional purchase commitments for advertising and marketing, computer equipment and services, roaming, network equipment and related maintenance, and software development and related maintenance. These commitments totaled approximately $426 at December 31, 2002.

Claims

      The Company is subject to claims arising in the ordinary course of business involving allegations of personal injury, breach of contract, anti-competitive conduct, employment law issues, regulatory matters and other actions. While complete assurance cannot be given as to the outcome of any legal claims, the Company believes that any financial impact would not be material to its results of operations, financial position or cash flows.

CINGULAR WIRELESS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions)

16.     Communications Towers

      In June 1999, BellSouth leased to Crown Castle International (Crown) all unused space on 2,623 of BellSouth’s communications towers in exchange for $927 to be paid in a combination of cash and Crown common stock. All cash proceeds and the majority of stock proceeds resulting from this agreement were retained by BellSouth.

      Under these transactions, Crown manages and maintains the towers. The Company (as lessor) has the right to withdraw from any lease on the tenth anniversary of the lease date and on each five-year anniversary thereafter. The Company has retained, outside of the leases, a portion of the towers for use in operating its wireless network and continues to own the towers and related communications components including switching equipment, shelters and communications facilities. During 2000, 2001 and 2002, the Company paid $9, $37 and $51, respectively, to Crown for its monitoring and maintenance services. Monitoring and maintenance fees are escalated by 5% on the anniversary of each site commencement date.

      In August 2000, Southwestern Bell Mobile Systems, Inc., which was transferred to the Company on October 2, 2000, agreed to transfer approximately 3,900 of its communications towers (later reduced to 3,306), including those owned by consolidated partnerships, to another SBC affiliate, in connection with an agreement whereby the SBC affiliate would lease its rights pertaining to these towers to SpectraSite Inc. (SpectraSite, formerly SpectraSite Holdings, Inc.) to operate and lease space on the towers. Under the arrangement, SpectraSite then subleases back to the SBC affiliate space on the towers the Company uses and the SBC affiliate further subleases that space to the Company. The annual rent is escalated by 5% and executory costs are escalated by 4% as of December 14 of every year. The term of the sublease is unique to each tower and ranges from 13 to 32 years. The Company (as lessee) has the right to withdraw from any lease on the tenth anniversary of the lease date and on each five-year anniversary thereafter. The Company accounts for its subleases of the tower space from the SBC affiliate as capital leases.

      In 2000, 2001 and 2002, the Company transferred to the SBC affiliate 1,490, 1,461 and 33 towers, respectively. Excluding certain closed towers to be contributed by SBC, 322 towers remain to be transferred to the SBC affiliate as of December 31, 2002. These transfers will occur during 2003 and 2004 upon the completion of legal requirements, including receiving consents from certain limited partners. For towers not yet transferred to the SBC affiliate, the Company pays monthly monitoring and maintenance fees to the affiliate. During 2000, 2001 and 2002, the Company paid $2, $9 and $8, respectively, related to these fees.

      As part of the Crown and SpectraSite agreements, the Company had entered into build-to-suit (BTS) agreements that provided for the development and construction of towers on BTS sites and the performance of other services. In May and September 2002, the Company terminated its BTS agreements with SpectraSite and Crown, respectively. Under the BTS agreement, thirty-four towers were completed and became capital leases with SpectraSite. Certain other towers under construction and other work-in-progress were transferred to the Company during the transition period.

17.     Subsequent Events

Communications Towers

      In February 2003, the Company acquired leasehold interests in 545 communications towers in California and Nevada from SpectraSite for $81. SpectraSite had previously acquired these leasehold interests from an affiliate of SBC in connection with the August 2000 transaction described in Note 16 above. The portion of the space on these communications towers previously subleased by the Company is accounted for as capital leases and is used in its network infrastructure venture with T-Mobile.

CINGULAR WIRELESS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions)

AT&T Wireless Venture

      In January 2002, the Company entered into an agreement with AT&T Wireless to form a jointly-controlled and equally-owned venture to build out a GSM voice network with General Packet Radio Service/Enhanced Data Rate for Global Evolution (GPRS/EDGE) data technologies along a number of major highways in order to ensure availability of GSM/GPRS/EDGE service to its customers. The Company expects that the venture will reduce incollect roaming expenses it pays to other carriers when its customers travel on those highways. The Company and AT&T Wireless will each buy services from the venture and provide services under their own brand names. In March 2003, the Company and AT&T Wireless contributed licenses and assets of equal value. The Company does not expect capital contributions by either party to exceed $85.

18.     Selected Quarterly Financial Data (Unaudited)

      The table below sets forth summarized quarterly financial data for the years ended December 31, 2001 and 2002.

	First	Second	Third	Fourth
2001	Quarter	Quarter	Quarter	Quarter

Total operating revenues	$3,274	$3,536	$3,663	$3,635
Operating income	511	758	730	549
Income before provision for income taxes and cumulative effect of accounting change	361	524	537	278
Net income	359	522	535	276

	First	Second	Third	Fourth
2002	Quarter	Quarter	Quarter	Quarter

Total operating revenues	$3,543	$3,748	$3,779	$3,657
Operating income	667	722	616 (b)	516	(c)(d)
Income before provision for income taxes and cumulative effect of accounting change	372	399	296	184
Net income	338 (a)	395	293	181

(a)	Net income of $370 as previously reported in the unaudited consolidated statement of operations, included in the Company’s Registration Statement on Form S-4 (No. 333-81342) that became effective July 26, 2002 has been restated to include a cumulative effect of change in accounting principle of $32 upon the adoption of SFAS No. 142 (see Note 4).

(b)	Includes a reduction of $32 due to reorganization costs (see Note 12).

(c)	Includes a reduction of $151 due to impairment losses (see Note 11).

(d)	Includes a reduction of $9 due to reorganization costs (see Note 12).

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareowner

SBC Domestic Wireless Group

      We have audited the accompanying combined statement of operations, shareowner’s equity, and cash flow of the SBC Domestic Wireless Group (a business of SBC Communications Inc., see Note 1) for the period from January 1, 2000 to October 2, 2000. These financial statements are the responsibility of the Group’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, based on our audit, the combined financial statements referred to above present fairly, in all material respects, the combined results of operations and cash flow of the SBC Domestic Wireless Group for the period from January 1, 2000 to October 2, 2000, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

December 15, 2000

Atlanta, Georgia

SBC DOMESTIC WIRELESS GROUP

COMBINED STATEMENT OF OPERATIONS

From
January 1, 2000 to
October 2, 2000

(Dollars in millions)
Operating revenues:
Service revenues	$5,582
Equipment sales	518

Total operating revenues	6,100
Operating expenses:
Cost of service	1,037
Cost of equipment sales	702
Selling, general and administrative	2,238
Depreciation and amortization	835

Total operating expenses	4,812

Operating income	1,288
Other income (expenses):
Interest expense	(267)
Minority interest	(133)
Equity in net income of affiliates, net	7
Other, net	22

Total other expenses	(371)

Income before provision for income taxes, extraordinary gain and cumulative effect of accounting changes	917
Provision for income taxes	367

Income before extraordinary gain and cumulative effect of accounting changes	550
Extraordinary gain on disposal, net of tax	36
Cumulative effect of accounting change, net of tax	—

Net Income	$586

See accompanying notes.

SBC DOMESTIC WIRELESS GROUP

COMBINED STATEMENT OF CASH FLOWS

From
January 1, 2000 to
October 2, 2000

(Dollars in millions)
Operating activities
Net income	$586
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	571
Amortization	264
Minority interest in net income	133
Provision for doubtful accounts	57
Deferred income taxes	119
Gains on disposition of businesses	(21)
Extraordinary gain, net of tax	(36)
Cumulative effect of accounting changes, net of tax	—
Changes in operating assets and liabilities:
Accounts receivable	(89)
Inventory, prepaid expenses, and other current assets	(98)
Accounts payable and accrued liabilities	(836)
Other — net	(30)

Net cash provided by operating activities	620
Investing activities
Construction and capital expenditures	(704)
Acquisitions of businesses	(1,824)
Dispositions of businesses	—

Net cash used in investing activities	(2,528)
Financing activities
Net increase in amounts due to affiliates	6,375
Repayment of long-term debt	(31)
Return of capital to shareowner	(2,321)
Dividends paid to shareowner	(1,934)
Net distributions to minority interests	(124)

Net cash provided by financing activities	1,965

Net increase in cash and cash equivalents	57
Cash and cash equivalents beginning of period	59

Cash and cash equivalents end of period	$116

See accompanying notes.

SBC DOMESTIC WIRELESS GROUP

COMBINED STATEMENT OF SHAREOWNER’S EQUITY

		Additional	Accumulated
	Common	Paid-In	Earnings
	Stock	Capital	(Deficit)	Total

	(Dollars in millions)
Balance at December 31, 1999	$—	$3,898	$1,136	$5,034
Net income	—	—	586	586
Dividends to shareowner	—	—	(1,934)	(1,934)
Return of capital to shareowner	—	(2,410)	—	(2,410)

Balance at October 2, 2000	$—	$1,488	$(212)	$1,276

See accompanying notes.

SBC DOMESTIC WIRELESS GROUP

NOTES TO COMBINED FINANCIAL STATEMENTS

(Dollars in millions)

1.     Summary of Significant Accounting Policies

Basis of Presentation

      The SBC Domestic Wireless Group (the Group) consists of substantially all of the domestic wireless businesses of SBC Communications Inc. (SBC). In April 2000, SBC and BellSouth Corporation (BellSouth) formed a joint venture to combine their respective domestic wireless properties. In October 2000, SBC and BellSouth began contributions of their wireless properties and formally began operations of Cingular Wireless LLC (“Cingular”). Economic ownership in Cingular is held 60% by SBC and 40% by BellSouth, with control shared equally. These combined financial statements have been prepared using SBC’s historical basis in the assets and liabilities and the historical results of the operations of the Group, which was substantially contributed to Cingular.

      These combined financial statements include allocations of certain SBC corporate expenses, including legal, accounting, employee benefits, real estate, insurance services, information technology services and other SBC corporate infrastructure costs. The expense allocations have been determined on bases that SBC and the Group considered to be a reasonable reflection of the utilization of services provided or the benefit received by the Group. However, the financial information included herein may not reflect the combined operating results, changes in shareowner equity and cash flows of the Group in the future or what they would have been had the Group been a separate, stand-alone entity.

      The Group provides domestic wireless telecommunications services, including local, long-distance and roaming services using both cellular and personal communication services (PCS) networks. Wireless services and products offered also include certain enhanced services, paging services and wireless equipment. The services and products of the Group are marketed under several established brands including Ameritech, Cellular One, Pacific Bell, SNET and Southwestern Bell.

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Comprehensive income for the Group is the same as net income for all periods presented.

Principles of Combination

      The combined financial statements include the accounts of the Group and partnerships in which the Group exercises control. Other parties’ interests in controlled partnerships are reported as minority interests. The equity method is used to account for investments in partnerships for which it has significant influence. All significant intragroup transactions are eliminated in the combination process.

Operating Segments

      The Group operates in only one segment, wireless telecommunications services; therefore, separate segment reporting is not applicable.

FCC Licenses

      The Federal Communications Commission (FCC) issues licenses that authorize wireless carriers to provide service in specific geographic areas. The FCC grants licenses for terms of up to ten years. In 1993, the FCC adopted specific standards to apply to wireless renewals, concluding it will award a license renewal to a licensee that meets certain standards of past performance. Historically, the FCC has granted license renewals routinely. The licenses held by the Group expire at various dates. The Group believes that it will be able to meet all requirements necessary to secure renewal of its wireless licenses.

SBC DOMESTIC WIRELESS GROUP

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions)

Revenue Recognition

      The Group earns service revenues by providing access to its wireless network (access revenue) and for usage of its wireless system (airtime revenue). Access revenue is recognized when earned throughout the normal billing cycle. Airtime revenue, including roaming revenue and long-distance revenue, is recognized when the service is rendered. The revenue and related expenses associated with the sale of wireless handsets and accessories are recognized when the products are delivered and accepted by the customer, as this is considered to be a separate earnings process from the sale of wireless services.

Income Taxes

      The entities that are included in the Group are included in SBC’s consolidated federal income tax return. Federal income taxes are provided for in accordance with the provisions of the Tax Allocation Agreement (Agreement) between the Group and SBC. In general, the Group’s income tax provision under the Agreement reflects the financial consequences of income, deductions and credits which can be utilized on a separate return basis or in consolidation with SBC and which are assured of realization.

Cash Equivalents

      Cash equivalents include all highly liquid investments with original maturities of three months or less.

Accounts Receivable

      Accounts receivable from customers are generally unsecured and are due within 30 days. Expected credit losses are recorded as an allowance for doubtful accounts in the Combined Balance Sheet.

Inventory

      Inventory consists primarily of wireless telephone handsets and is valued at the lower of weighted average cost or market value.

Property, Plant and Equipment

      Property, plant and equipment is stated at cost. The cost of additions and substantial improvements to property, plant and equipment is capitalized. The cost of maintenance and repairs of property, plant and equipment is charged to operating expenses. Property, plant and equipment is depreciated using straight-line methods over its estimated economic life, generally ranging from 3 to 40 years. Leasehold improvements are depreciated over the shorter of the remaining term of the lease or the estimated useful life of the improvement.

      Interest expense and network engineering costs incurred during the construction phase of the Group’s wireless network and real estate properties under development are capitalized as part of property, plant and equipment and recorded as plant under construction until the projects are completed and placed into service.

      Interest costs capitalized were $2 for the period ended October 2, 2000.

      Amortization of assets recorded under capital leases is included in depreciation expense.

Intangible Assets

      Intangible assets consist primarily of FCC licenses, the excess of consideration paid over the fair value of net assets acquired in purchase business combinations (goodwill) and customer lists. These assets are

SBC DOMESTIC WIRELESS GROUP

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions)

being amortized using the straight-line method over their estimated economic lives of up to 40 years. The carrying value of these assets is periodically reviewed to determine whether such intangibles are fully recoverable from projected net cash flows of the related business.

Valuation of Long-Lived Assets

      Long-lived assets, including intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technological or other industry changes. For assets the Group intends to hold for use, if the total of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying value of the asset. For assets the Group intends to dispose of, depreciation is adjusted over the remaining service period to arrive at fair value at the estimated date of disposal.

Advertising Costs

      Costs for advertising products and services or corporate image are expensed as incurred. Total advertising expense was $223 for the period ended October 2, 2000.

Derivative Financial Instruments

      The Group does not hold derivatives for trading purposes. From time to time, as part of its risk management strategy, the Group uses derivative financial instruments, including foreign currency forward exchange contracts to hedge exposures to changes in foreign currency rates related to foreign denominated obligations. Gains and losses on such foreign exchange contracts are recognized currently and serve to offset foreign exchange transaction losses and gains recognized on the foreign denominated liability. The Group is subject to credit risk in the event of nonperformance by the counterparty to the contracts. However, the Group does not anticipate nonperformance by any counterparty.

Software Costs

      The American Institute of Certified Public Accountants issued a Statement of Position (SOP) that requires capitalization of certain computer software expenditures beginning in 1999. The SOP, which prescribed prospective application, requires the capitalization of certain costs incurred in connection with developing or obtaining internal use software. When placed in service, capitalized software costs are being amortized over three years. Prior to the adoption of the SOP, the costs of computer software purchased or developed for internal use were generally expensed as incurred. However, initial operating system software costs were, and continue to be, capitalized.

      Capitalized software, net of related amortization of $186 as of October 2, 2000 has been included in property, plant and equipment.

New Accounting Standards

      In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. Among other provisions, it requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Gains and losses resulting from changes in the fair values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The effective date of this standard was delayed with the issuance of SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities —

SBC DOMESTIC WIRELESS GROUP

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions)

Deferral of the Effective Date of FASB Statement No. 133 — an amendment of FASB Statement 133. The effective date for SFAS No. 133 is now for fiscal years beginning after June 15, 2000, though earlier adoption is encouraged and retroactive application is prohibited. This means that the standard, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities — an amendment of FASB Statement No. 133, must be adopted by the Group no later than January 1, 2001. The Group does not expect the adoption of this standard to have a material impact on net income.

      In December 1999, the SEC issued Staff Accounting Bulletin Number 101, Revenue Recognition in Financial Statements (SAB 101) which must be adopted by the fourth quarter of 2000. SAB 101 addresses, among other items, when revenue relating to non-refundable, up-front fees, and associated costs should be recognized. The Group does not expect that the adoption of SAB 101 will have an effect on net income.

2.     Acquisitions and Dispositions

Acquisitions

      In March 2000, SBC completed the acquisition of Radiofone, Inc. (Radiofone) for $400 in SBC common stock.

      In August 2000, SBC purchased wireless properties in Austin, Texas, Seattle and Spokane, Washington, and other properties in Texas and Washington from GTE Corporation for approximately $1,348.

      The acquisitions were accounted for under the purchase method of accounting. The purchase prices in excess of the underlying fair value of identifiable net assets acquired are being amortized over periods not exceeding 40 years. Results of operations of the acquisitions have been included in the combined financial statements from their respective dates of acquisition.

      The above acquisitions did not have a significant impact on combined results of operations for 2000, nor would they, had they occurred on January 1 of the year preceding the year of acquisition.

Dispositions

      In July 2000, SBC entered into agreements to sell overlapping properties in Indianapolis, Indiana, and selected Radiofone properties in New Orleans and Baton Rouge, Louisiana as a regulatory condition of the formation of Cingular. These properties were not contributed to Cingular.

      In August 2000, Southwestern Bell Mobile Systems, Inc. (SBMS) agreed to transfer approximately 3,900 of its existing network of towers, including those owned by partnerships, to SBC, former owner of SBMS, in connection with an agreement between SBC and SpectraSite Holdings, Inc. (SpectraSite) to operate and lease space on the towers. The Group will sublease space on the existing towers from SpectraSite for $1,400 (actual dollars, not in millions) a month per tower, inclusive of executory costs, and will account for the transactions as capital leases. Each tower lease has an initial term of 10 years followed by 5-year renewal periods at the option of the Group. As of October 2, 2000, the net book value of towers to be transferred to SBC was $117. On December 14, 2000, SBC closed on 739 towers, with future closings expected to occur monthly until mid-2002. The Group will transfer its remaining towers to SBC upon the completion of legal requirements, including receiving consents from its partners.

SBC DOMESTIC WIRELESS GROUP

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions)

3.     Debt

      Long-term debt is summarized as follows:

October 2,
2000

Due to affiliates	$7,389
Capital leases, Japanese Yen-denominated, 5.71% — 7.13%	213
Notes 9.5% — 10% 2007	55

Total long-term debt, including current maturities	7,657
Current maturities	(38)

Total long-term debt	$7,619

      As of October 2, 2000, the Group was in compliance with all covenants and conditions of instruments governing its debt. Substantially all of the Group’s outstanding long-term debt is unsecured.

      Amounts due to affiliates of the Group are financed through a revolving credit facility with SBC for credit lines up to $8,900 and are payable on March 31, 2003. The interest rate on amounts due to affiliates at October 2, 2000 was 9.50%. (See Note 11 for discussion of subsequent events related to amounts due to affiliates.) Accrued interest is payable monthly. Interest expense on amounts due to affiliates for the period ended October 2, 2000 was $254.

      Cash paid for interest was $269 for the period ended October 2, 2000.

4.     Financial Instruments

      The carrying amounts of cash and cash equivalents, customer deposits and long-term debt approximate fair values.

Foreign Exchange Contracts

      The Group does not hold or issue any financial instruments for trading purposes. The Group entered into a foreign currency contract to hedge exposure to adverse foreign exchange risk. The notional amount of the foreign currency forward exchange contracts, $142 at October 2, 2000, equals the future minimum lease payments required to be paid in Japanese Yen. Valuations of derivative transactions are provided from proprietary models based upon well recognized financial principles and reasonable estimates about relevant future market conditions. The fair value of these foreign currency contracts was $10 at October 2, 2000 and is recorded in Other Assets.

5.     Related-Party Transactions

      SBC and its subsidiaries provide the Group with financial, marketing, network, and administrative services, for which the Group is charged. In addition, indirect SBC costs are allocated to SBC’s subsidiaries based on several factors, including relative equity, number of employees, marketing costs, and a composite based on the Group’s proportionate share of certain direct and allocated charges. Total direct and indirect costs charged to the Group were $550 for the period ended October 2, 2000.

      The Group has contracted with AMDOCS, a software company affiliated with SBC, to provide ongoing information systems development and support services. Charges for AMDOCS’ development and support services for the period ended October 2, 2000 were $36. Beginning in 1999, the development

SBC DOMESTIC WIRELESS GROUP

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions)

portion of these services was capitalized in accordance with SOP 98-1. Capitalized development services included in the above total were $19 for the period ended October 2, 2000.

6.     Income Taxes

      The provision for income taxes is summarized as follows:

Period Ended
October 2,
2000

Current
Federal	$241
State	7

248

Deferred
Federal	91
State	28

119

Total	$367

      A reconciliation of income tax expense and the amount computed by applying the statutory federal income tax rate to income before provision for income taxes, extraordinary gain and cumulative effect of accounting changes is as follows:

Period Ended
October 2,
2000

Taxes computed at federal statutory rate	$321
State and local income taxes — net of federal benefit	22
Amortization of intangibles	11
Other, net	13

Provision for income taxes	$367

      Cash paid for income taxes was $1,214 for the period ended October 2, 2000.

7.     Employee Benefits

Pensions

      Substantially all employees of the Group are covered by one of the various noncontributory pension and death benefit plans sponsored by SBC. Management employees participate in either cash balance or defined lump-sum pension plans. The pension benefit formula for most nonmanagement employees is based on a flat dollar amount per year according to job classification. Most employees can elect to receive their pension benefits in either lump-sum or annuity.

      SBC’s objective in funding the plans, in combination with the standards of the Employee Retirement Income Security Act of 1974 (as amended), is to accumulate funds sufficient to meet its benefit obligations to employees upon their retirement. Contributions to the plans are made to a trust for the

SBC DOMESTIC WIRELESS GROUP

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions)

benefit of plan participants. Plan assets consist primarily of stocks, U.S. government and domestic corporate bonds, index funds, and real estate.

      Significant weighted-average assumptions used by SBC in developing pension information include:

October 2,
2000

Discount rate for determining projected benefit obligation	7.75%
Long-term rate of return on plan assets	8.50%
Composite rate of compensation increase	4.25%

      GAAP requires certain disclosures to be made of components of net periodic pension cost for the period and a reconciliation of the funded status of the plans with amounts reported in the balance sheets. Since the funded status of plan assets and obligations relates to the plans as a whole, which are sponsored by SBC, this information is not presented for the Group. For the period ended October 2, 2000, pension activity did not have a material effect on the Group’s results of operations. In addition, the Group recognized a settlement gain for the period ended October 2, 2000 of $10. The gain resulted from a significant amount of lump-sum pension payments that caused a partial settlement of Ameritech’s pension plans.

Postretirement Benefits

      Under SBC’s benefit plans in which the Group participates, SBC provides certain medical, dental, and life insurance benefits to substantially all retired employees and their dependents under various plans and accrues actuarially determined postretirement benefit costs as active employees earn these benefits.

      GAAP requires certain disclosures to be made of components of net periodic postretirement benefit cost and a reconciliation of the funded status of the plans to amounts reported in the balance sheets. Since the funded status of assets and obligations relates to the plans as a whole, this information is not presented for the Group. The Group recognized postretirement benefit costs of $15 for the period ended October 2, 2000. Significant assumptions for the discount rate, long-term rate of return on plan assets, and composite rate of compensation increase used by SBC in developing the accumulated postretirement benefit were the same as those used in developing the pension information.

Savings Plans

      Substantially all employees are eligible to participate in contributory savings plans sponsored by SBC. Under the savings plans, the Group matches a stated percentage of eligible employee contributions, subject to a specified ceiling.

      The Group’s match of employee contributions to the savings plans is fulfilled with SBC shares of stocks allocated from the Employee Stock Ownership Plans and with purchases of SBC’s shares of stock in the open market. The Group’s costs related to these savings plans was $5 for the period ended October 2, 2000.

8.     Stock Option Plans

      Management employees of the Group participate in various stock option plans sponsored by SBC. Options issued through October 2, 2000, carry exercise prices equal to the market price of the stock at the date of grant and have maximum terms of ten years. Depending upon the plan, vesting of options occurs up to four years from the date of grant.

SBC DOMESTIC WIRELESS GROUP

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions)

      The Group measures compensation cost for these plans using the intrinsic value-based method of accounting as allowed in Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (FAS 123). Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for stock option plans been recognized using the fair value-based method of accounting at the date of grant for awards as defined by FAS 123, the Group’s net income would have been $577 for the period ended October 2, 2000.

      For purposes of these pro forma disclosures, the estimated fair value of the options granted is amortized to expense over the options’ vesting period. The fair value for these stock options was estimated at the date of grant, using a Black-Scholes option pricing model with the following weighted-average assumptions for grants in the period ended October 2, 2000: risk-free interest rate of 6.69%, dividend yield of 2.21%, expected volatility factor of 16%, and expected option life of 4.6.

      FAS 123 requires certain disclosures to be made about the outstanding and exercisable options, option activity, weighted-average exercise price per option, and option exercise price range for each income statement period. Since the stock option activity relates only to SBC’s shareowners’ equity, this information is not presented for the Group.

9.     Commitments and Contingencies

Lease

      The Group has entered into operating leases for facilities and equipment used in operations. Rental expense under operating leases was $142 for the period ended October 2, 2000.

Claims

      The Group is subject to claims arising in the ordinary course of business involving allegations of personal injury, breach of contract, anti-competitive conduct, employment law issues, regulatory matters, and other actions. While complete assurance cannot be given as to the outcome of any legal claims, the Group believes that any financial impact would not be material to its financial statements.

10.     Concentrations of Risk

      The Group relies on local and long-distance telephone companies and other companies to provide certain telecommunication services. Although management believes alternative telecommunications facilities could be found in a timely manner, any disruption of these services could potentially have an adverse impact on operating results.

      Although the Group attempts to maintain multiple vendors for each required product, its inventory and equipment, which are important components of its operations, are currently acquired from only a few sources. If the suppliers are unable to meet the Group’s needs as it builds its network infrastructure and sells services and equipment, delays and increased costs in the expansion of the Group’s network infrastructure or losses of potential customers could result, which would adversely affect operating results.

      Financial instruments that potentially subject the Group to credit risks consist principally of trade accounts receivable. Concentrations of credit risk with respect to these receivables are limited due to the composition of the customer base, which includes a large number of individuals and businesses. No customer accounted for more than 10% of combined revenues in 2000.

      Approximately 30% of the Group’s employees are represented by collective bargaining agreements with varying dates expiring beginning in 2001 through 2004. Of those employees covered by bargaining agreements, 6% are covered by agreements that expire within one year.

SBC DOMESTIC WIRELESS GROUP

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions)

11.     Subsequent Events

Transition Services Agreement

      In October 2000, SBC and BellSouth began contributing their wireless properties to Cingular. Cingular entered into transition services agreements with SBC and BellSouth under which SBC and BellSouth will provide certain services and products to Cingular until 90 days notice is given or until the agreements expire on December 31, 2002. Services to be provided by SBC and BellSouth include but are not limited to legal, human resources, internal audit, risk management, and treasury. Fees for such services are fixed and paid on a monthly basis.

Employee Leasing Agreement

      In October 2000, the Group transferred its approximately 14,000 employees and related liabilities to leasing companies which are wholly-owned by SBC. The leasing companies incur costs for the employees’ salaries and related benefits. Cingular has entered into a services contract with SBC under which these employees provide services to Cingular and SBC bills Cingular for the costs, including payroll, payroll taxes, benefit costs and relocation costs.

Due to Affiliates Revolving Credit Facility

      In October 2000, Cingular and SBC amended the revolving credit facility to increase its borrowing capacity to $10,000 and to set the annual interest rate at 7.5%. In November 2000, Cingular and SBC amended the revolving credit facility to extend the maturity to March 31, 2003.

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareowner

BellSouth Domestic Wireless Group

      We have audited the accompanying combined statement of operations, shareowner’s equity (deficit), and cash flow of the BellSouth Domestic Wireless Group (a business of BellSouth Corporation, see Note 1) for the period from January 1, 2000 to October 2, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, based on our audit, the combined financial statements referred to above present fairly, in all material respects, the combined results of operations and cash flow of the BellSouth Domestic Wireless Group for the period from January 1, 2000 to October 2, 2000, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

March 9, 2001

Atlanta, Georgia

BELLSOUTH DOMESTIC WIRELESS GROUP

COMBINED STATEMENT OF OPERATIONS

From
January 1, 2000 to
October 2, 2000

(Dollars in millions)
Operating revenues:
Service revenues	$2,873
Equipment sales	229

Total operating revenues	3,102
Operating expenses:
Cost of service	656
Cost of equipment sales	438
Selling, general and administrative	1,138
Depreciation and amortization	491

Total operating expenses	2,723

Operating income	379
Other income (expenses):
Interest expense	(291)
Minority interest	(8)
Equity in net income of affiliates, net	123
Other, net	(9)

Total other income (expenses)	(185)

Income before provision for income taxes	194
Provision for income taxes	80

Net income	$114

See accompanying notes.

BELLSOUTH DOMESTIC WIRELESS GROUP

COMBINED STATEMENT OF CASH FLOWS

From
January 1, 2000 to
October 2, 2000

(Dollars in millions)
Operating Activities
Net income	$114
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	426
Amortization	65
Minority interest in net income	8
Provision for doubtful accounts	45
Deferred income taxes	(19)
Gains on dispositions	(2)
Equity in net income of affiliates	(123)
Dividends received from equity affiliates	85
Changes in operating assets and liabilities:
Accounts receivable and other current assets	(93)
Accounts payable and other current liabilities	266
Other assets	7
Other noncurrent liabilities and deferred credits	34
Other, net	13

Net cash provided by operating activities	826
Investing activities
Construction and capital expenditures	(461)
Acquisition of minority interests	(892)
Other, net	6

Net cash used in investing activities	(1,347)
Financing activities
Net increase in amounts due to affiliates	887
Proceeds from long-term debt	14
Repayment of long-term debt	(24)
Funds received from shareowner	115
Dividends paid to shareowner	(397)
Net distributions to minority interests	(40)
Other, net	(2)

Net cash provided by financing activities	553

Net increase in cash and cash equivalents	32
Cash and cash equivalents at beginning of period	11

Cash and cash equivalents at end of period	$43

See accompanying notes.

BELLSOUTH DOMESTIC WIRELESS GROUP

COMBINED STATEMENT OF SHAREOWNER’S EQUITY (DEFICIT)

				Accumulated
		Additional		Other
	Common	Paid-in	Accumulated	Comprehensive
	Stock	Capital	Deficit	Income	Total

	(Dollars in millions)
Balance at December 31, 1999	$—	$1,187	$(1,167)	$6	$26
Net income	—	—	114	—	114
Other comprehensive income, net of tax:
Supplemental executive retirement plan	—	—	—	(1)	(1)
Dividends to shareowner	—	(127)	(270)	—	(397)
Funds received from shareowner	—	143	—	—	143

Balance at October 2, 2000	$—	$1,203	$(1,323)	$5	$(115)

See accompanying notes.

BELLSOUTH DOMESTIC WIRELESS GROUP

NOTES TO COMBINED FINANCIAL STATEMENTS

(Dollars in millions)

1.     Summary of Significant Accounting Policies

Basis of Presentation

      The BellSouth Domestic Wireless Group (the Group) consists of substantially all of the domestic wireless businesses of BellSouth Corporation (BellSouth). In April 2000, BellSouth and SBC Communications Inc. (SBC) formed a joint venture to combine their respective domestic wireless properties. In October 2000, SBC and BellSouth began contributions of their wireless properties and formally began operations of Cingular Wireless LLC (Cingular). Economic ownership in Cingular is held 60% by SBC and 40% by BellSouth, with control shared equally. These combined financial statements have been prepared using BellSouth’s historical basis in the assets and liabilities and the historical results of the operations of the Group, which will be substantially contributed to Cingular.

      These combined financial statements include allocations of certain BellSouth corporate expenses, including legal, accounting, employee benefits, real estate, insurance services, information technology services and other BellSouth corporate infrastructure costs. BellSouth directly charges specifically identified costs for shared corporate services to the Group based upon use of those services and, where not practically determinable, by other allocation methods. While we believe these allocations are reasonable, they are not necessarily indicative of, and it is not practical for us to estimate, the levels of expenses that would have resulted had the Group been operating as an independent company. However, we believe that the level of expenses would not have been materially different if these services had been provided by third parties.

      The Group provides domestic wireless telecommunications services, including local, long-distance and roaming services using both cellular and personal communications services (PCS) networks. Wireless services and products offered also include certain enhanced services, paging services and wireless equipment. The Group’s customer market principally covers the southeastern region of the United States.

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Principles of Combination

      The combined financial statements include the accounts of the Group and partnerships in which the Group exercises control. Other parties’ interests in controlled partnerships are reported as minority interests. The equity method is used to account for its investments in partnerships for which it has significant influence. All significant intragroup transactions are eliminated in the combination process.

Operating Segments

      The Group operates in only one segment, wireless telecommunications services; therefore, separate segment reporting is not applicable.

FCC Licenses

      The Federal Communications Commission (FCC) issues licenses that authorize wireless carriers to provide service in specific geographic areas. The FCC grants licenses for terms of up to ten years. In 1993, the FCC adopted specific standards to apply to wireless renewals, concluding it will award a license renewal to a licensee that meets certain standards of past performance. Historically, the FCC has granted license renewals routinely. The licenses held by the Group expire at various dates. The Group believes that it will be able to meet all requirements necessary to secure renewal of its wireless licenses.

BELLSOUTH DOMESTIC WIRELESS GROUP

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions)

Revenue Recognition

      The Group earns service revenues by providing access to its wireless network (access revenue) and for usage of its wireless system (airtime revenue). Access revenue is recognized when earned throughout the normal billing cycle. Airtime revenue, including roaming revenue and long distance revenue, is recognized when the service is rendered. The revenue and related expenses associated with the sale of wireless handsets and accessories are recognized when the products are delivered and accepted by the customer, as this is considered to be a separate earnings process from the sale of wireless services.

Income Taxes

      The entities that are included in the Group are included in BellSouth’s consolidated federal income tax return. Federal income taxes are provided for in accordance with the provisions of the Tax Allocation Agreement (Agreement) between the Group and BellSouth. In general, the Group’s income tax provision reflects the financial consequences of income, deductions and credits which can be utilized on a separate return basis or in consolidation with BellSouth and which are assured of realization.

Cash and Cash Equivalents

      Cash and cash equivalents include all highly liquid investments with original maturities of three months or less.

Accounts Receivable

      Accounts receivable from customers are generally unsecured and are due within 30 days. Expected credit losses are recorded as an allowance for doubtful accounts in the Combined Balance Sheet.

Inventory

      Inventory consists primarily of wireless telephone handsets and is valued at the lower of weighted average cost or market value.

Property, Plant and Equipment

      Property, plant and equipment is stated at cost. The cost of additions and substantial improvements to property, plant and equipment is capitalized. The cost of maintenance and repairs of property, plant and equipment is charged to operating expenses. Property, plant and equipment is depreciated using straight-line methods over its estimated economic lives, generally ranging from 5 to 40 years. Leasehold improvements are depreciated over the shorter of the remaining term of the lease or the estimated useful life of the improvement.

      Interest expense and network engineering costs incurred during the construction phase of the Group’s wireless network and real estate properties under development are capitalized as part of property, plant and equipment and recorded as plant under construction until the projects are completed and placed into service.

      Interest costs capitalized were $2 for the period ended October 2, 2000.

      In June 1999, the Group executed a contract to replace infrastructure equipment in the southeastern United States. The planned disposals of the existing infrastructure equipment required an evaluation of asset impairment in accordance with SFAS 121. As a result, a non-cash charge of $320, or $187 after tax, was recorded in the second quarter of 1999 to write these assets down to their fair market value, which was estimated by discounting the expected future cash flows of these assets through the date of disposal.

BELLSOUTH DOMESTIC WIRELESS GROUP

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions)

Management will continue to use the assets until the conversion process has been completed, which is estimated to be December 31, 2000, and depreciate the remaining new carrying value over this period.

Intangible Assets

      Intangible assets consist primarily of FCC licenses, the excess of consideration paid over the fair value of net assets acquired in purchase business combinations (goodwill), and customer lists. Goodwill and licenses are being amortized using the straight-line method over their estimated economic lives up to 40 years. Customer lists represent values placed on acquired customer bases. These lists are being amortized over a 4 to 6 year period using the sum of the years digits method. The carrying value of these assets is periodically reviewed to determine whether such intangibles are fully recoverable from projected net cash flows of the related business.

Valuation of Long-Lived Assets

      Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technological or other industry changes. For assets the Group intends to hold for use, if the total of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying value of the asset. For assets the Group intends to dispose of, depreciation is adjusted over the remaining service period to arrive at fair value less cost to sell at the estimated date of disposal.

Advertising Costs

      Costs for advertising products and services or corporate image are expensed as incurred. Total advertising expense was $121 for the period ended October 2, 2000.

Derivative Financial Instruments

      The Group does not hold derivatives for trading purposes. From time to time, as part of its risk management strategy, the Group uses derivative financial instruments, including interest rate swap contracts to hedge exposures to changes in interest rates on its variable rate debt obligations. The interest rate swap settlement and differential is reflected as an adjustment to interest expense.

Software Costs

      The American Institute of Certified Public Accountants issued a Statement of Position (SOP) that requires capitalization of certain computer software expenditures beginning in 1999. The SOP, which prescribed prospective application, requires the capitalization of certain costs incurred in connection with developing or obtaining internal use software. When placed in service, capitalized software costs are being amortized over three years. Prior to the adoption of the SOP, the costs of computer software purchased or developed for internal use were generally expensed as incurred. However, initial operating system software costs were, and continue to be, capitalized.

      Capitalized software, net of related amortization of $157 as of October 2, 2000 has been included in property, plant and equipment.

BELLSOUTH DOMESTIC WIRELESS GROUP

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions)

New Accounting Standards

      In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. Among other provisions, it requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Gains and losses resulting from changes in the fair values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The effective date of this standard was delayed with the issuance of SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133 — an amendment of FASB Statement 133. The effective date for SFAS No. 133 is now for fiscal years beginning after June 15, 2000, though earlier adoption is encouraged and retroactive application is prohibited. This means that the standard, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities — an amendment of FASB Statement No. 133, must be adopted by the Group no later than January 1, 2001. The group does not expect the adoption of this standard to have a material impact on net income.

      In December 1999, the SEC issued Staff Accounting Bulletin Number 101, Revenue Recognition in Financial Statements (SAB 101), which must be adopted by the fourth quarter of 2000. SAB 101 addresses, among other items, when revenue relating to non-refundable, up-front fees, and associated costs should be recognized. The Group does not expect that the adoption of SAB 101 will have an effect on net income.

2.     Acquisitions

      On September 27, 2000, the Group acquired the 44.2% outstanding minority interest of its partners in the BellSouth Carolinas PCS Limited Partnership (the Partnership). The total purchase consideration was $916 and consisted of $887 in cash paid to minority members, $24 for liabilities assumed, and $5 for acquisition costs. The Group borrowed $887 from BellSouth to pay for the acquisition. As the Partnership was previously consolidated by the Group, its results of operations have been included in the combined financial statements for all periods presented.

      The 2000 acquisitions was accounted for under the purchase method of accounting. The excess purchase price over the fair value of net assets acquired for 2000 acquisitions was approximately $127 and was allocated to goodwill which is being amortized over 20 years.

      The above acquisition did not have a significant impact on the combined results of operations for the period ended October 2, 2000, nor would it, had it occurred on January 1 of the year preceding the year of acquisition.

3.     Investments and Advances

      The Group holds investments in various domestic partnerships and ventures, which are accounted for under the equity method and investments in equity securities accounted for under the cost method. The Group’s investment in AB Cellular is a 44.4% interest in a joint venture which serves the Los Angeles, Houston and Galveston metropolitan areas. The joint venture was formed by a 1998 reorganization in which BellSouth and AT&T contributed to the joint venture their ownership interests in separate partnerships serving the three areas. In addition, AT&T also contributed approximately $1,000 of cash to the joint venture. As a result of the reorganization, the Group’s proportionate share of the net assets of the joint venture exceeded the Group’s book investment balance. The related excess totaled $650 at October 2, 2000, and is being amortized into income using the straight-line method over a period of 30 years. See Note 13 for discussion of subsequent event related to the AB Cellular joint venture.

BELLSOUTH DOMESTIC WIRELESS GROUP

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions)

Summary Financial Information of Equity Investees

      A summary of combined results of operations as reported by our equity investees is set forth below:

October 2,
2000

Income statement information:
Net Revenues	$1,048
Operating income	404
Net income	226

Cost Method Investments

      The Group has an investment in a marketable security, which is accounted for under the cost method. This investment is comprised of Crown Castle International (Crown) common stock and is classified as available-for-sale securities under SFAS 115. Under SFAS 115, available-for-sale securities are required to be carried at their fair value, with unrealized gains and losses (net of income taxes) recorded in accumulated other comprehensive income (loss). The fair value of the Group’s investment in Crown is determined based on market quotations. The original cost of this investment was $21. The gross unrealized gain was $12 at October 2, 2000. The after tax unrealized gain was $5 at October 2, 2000, with a fair value of $33 at October 2, 2000. (See Note 12 for more information on the agreement with Crown).

4.     Debt

      Long-term debt is summarized as follows:

October 2,
2000

Due to affiliates	$4,840
Notes payable to external parties:
Bank of America	310
Bank notes	62
Capital leases	22

5,234
Current maturities	(3)

Total long-term debt	$5,231

      Amounts due to affiliates of the Group are comprised of various notes with interest rates of 5.8% to 8.5% in 2000 and which have maturities from 2002 through 2006. Accrued interest is payable monthly. Interest expense on amounts due to affiliates for the period ended October 2, 2000 was $244. See Note 13 for discussion of subsequent events related to amount due to affiliates.

      The note payable to Bank of America represents a $550 revolving credit agreement with a syndicated group of lenders entered into in April 1998. Borrowings under the credit agreement bear interest at LIBOR plus 1%, or the base rate as defined. The weighted average interest rate on the balance outstanding was 7.04% at October 2, 2000. In December 2000, the balance of this note was paid in full.

      Cash paid for interest was $199 for the period ended October 2, 2000.

BELLSOUTH DOMESTIC WIRELESS GROUP

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions)

5.     Financial Instruments

      The recorded amounts of cash and cash equivalents and long-term debt approximate fair values.

Interest Rate Swaps

      The Group enters into interest rate swap agreements to exchange fixed and variable rate interest payment obligations without the exchange of the underlying principal amounts. At October 2, 2000, the Group was party to various interest rate swaps with an aggregate notional amount of $300 related to the Bank of America note payable. Under these swap agreements, the Group paid fixed rates of 6.70% at October 2, 2000 and received variable rates of 6.66% at October 2, 2000. The fair market value of these swaps was $3 at October 2, 2000. In December 2000, the Group settled the swap agreements due to the retirement of the Bank of America note payable. As a result of settling the swap agreements, the Group recorded a gain of $2 in December 2000.

6.     Related Party Transactions

      The Group recorded revenues for interconnect services provided to subsidiaries of BellSouth of $11 for the period ended October 2, 2000. The Group also recorded revenues for pager services to subsidiaries of BellSouth of $13 for the period ended October 2, 2000.

      The Group incurred local interconnect and long distance charges of $78 for the period ended October 2, 2000, for services provided by subsidiaries of BellSouth. In addition, BellSouth subsidiaries charged the Group for joint marketing efforts of $17 for the period ended October 2, 2000.

      Included in selling, general and administrative expenses are allocations to the Group for its share of BellSouth’s shared corporate services. These amounts were $61 for the period ended October 2, 2000. See Note 1 for details describing the nature of corporate services and allocations.

7.     Income Taxes

      The provision for income taxes is summarized as follows:

October 2,
2000

Current:
Federal	$67
State	32

99
Deferred:
Federal	(7)
State	(12)

(19)

Total	$80

BELLSOUTH DOMESTIC WIRELESS GROUP

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions)

      A reconciliation of income tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes is as follows:

October 2,
2000

Taxes computed at federal statutory rate	$68
State and local income taxes, net of federal benefit	12
Valuation allowances established	—
Other — net	—

Provision (benefit) for income taxes	$80

      Cash paid for income taxes to BellSouth was $66 for the period ended October 2, 2000.

8.     Employee Benefits

Pensions

      Substantially all employees of the Group are covered by a noncontributory pension plan sponsored by BellSouth. Employees participate in a cash balance pension plan and can elect to receive their pension benefits in either lump sum or annuity. Plan assets consist primarily of stocks, U.S. government and domestic corporate bonds, index funds and real estate. The BellSouth pension plan is fully funded, so contributions to the plan are not currently required.

      Significant weighted-average assumptions used by BellSouth in developing pension information are set forth below.

October 2,
2000

Discount rate for determining projected benefit obligation	7.75%
Expected rate of return on plan assets	9.00%
Composite rate of compensation increase	5.10%

      SFAS 87, as amended by SFAS 132, requires certain disclosures to be made of components of net periodic pension cost for the period and a reconciliation of the funded status of the plans with amounts reported in the balance sheets. Since the funded status of plan assets and obligations relates to the plans as a whole, which are sponsored by BellSouth, this information is not presented for the Group. The Group recognized pension expense of $1 for the period ended October 2, 2000.

Postretirement Benefits

      The Group also participates in the BellSouth-sponsored postretirement health and life insurance welfare plans covering certain employees.

      SFAS 132 requires certain disclosures to be made of components of net periodic postretirement benefit cost and a reconciliation of the funded status of the plans to amounts reported in the balance sheets. Since the funded status of assets and obligations relates to the plans as a whole, this information is not presented for the Group. The Group recognized postretirement benefit cost of $2 for the period ended October 2, 2000.

      Significant assumptions for the discount rate, long-term rate of return on plan assets and composite rate of compensation increase used by BellSouth in developing the accumulated postretirement benefit were the same as those used in developing the pension information, with the exception of return on plan

BELLSOUTH DOMESTIC WIRELESS GROUP

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions)

assets which was 7.00% for 2000. Since the actuarial review takes place as of December 31 of every year, the assumption as of October 2, 2000 for return on plan assets was the same as the rate used at December 31, 1999. In addition, the health care cost trend rate was 9.00% for the period ended October 2, 2000.

Defined Contribution Plans

      Substantially all employees are eligible to participate in contributory savings plans sponsored by BellSouth. Under the savings plans, the Group matches a stated percentage of eligible employee contributions, subject to a specified ceiling.

      The Group’s match of employee contributions to the savings plans is fulfilled with BellSouth’s shares of stock allocated from the Employee Stock Ownership Plans and with purchases of BellSouth’s stock in the open market. The Group’s cost related to these savings plans was $7 for the period ended October 2, 2000.

9.     Stock Option Plans

      Certain employees of the Group participate in stock option plans sponsored by BellSouth. The BellSouth Corporation Stock Plan (the Stock Plan) provides for grants to key employees of stock options and various other stock-based awards. One share of BellSouth common stock is the underlying security for any award. The aggregate number of shares of BellSouth common stock that may be granted in any calendar year cannot exceed one percent of the shares outstanding at the time of grant. Prior to the adoption of the Stock Plan, stock options were granted under the BellSouth Corporation Stock Option Plan. Stock options under both plans entitle an optionee to purchase shares of BellSouth common stock within prescribed periods at a price either equal to, or in excess of, the fair market value on the date of grant. Options granted under these plans generally become exercisable at the end of three to five years and have a term of 10 years.

      The Group applies APB Opinion 25 and related Interpretations in accounting for stock-based compensation plans. Accordingly, no compensation cost has been recognized by the Group for stock options granted to its employees. Had compensation cost for BellSouth’s stock-based compensation plans been determined in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” the Group’s net income would have been reduced by $6 for the period ended October 2, 2000. For purposes of these pro forma disclosures, the estimated fair value of the options granted is amortized to expense over the options’ vesting period.

      The fair value for these stock options was estimated at the date of grant, using a Black-Scholes option pricing model with the following weighted-average assumptions:

October 2,
2000

Expected life (years)	5
Dividend yield	1.66%
Expected volatility	27.0%
Risk-free interest rate	6.65%

      As options are exercisable in BellSouth common stock, separate assumptions are not developed for subsidiaries of BellSouth.

      SFAS 123 requires certain disclosures to be made about the outstanding and exercisable options, option activity, weighted average exercise price per option and option exercise price range for each income

BELLSOUTH DOMESTIC WIRELESS GROUP

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions)

statement period. Since the stock option activity relates only to BellSouth’s shareholders’ equity, this information is not presented for the Group.

10.     Commitments and Contingencies

Leases

      The Group has entered into operating leases for facilities and equipment used in operations. Rental expense under operating leases was $82 for the period ended October 2, 2000. Capital leases currently in effect are not significant.

Claims

      The Group is subject to claims arising in the ordinary course of business involving allegations of personal injury, breach of contract, anti-competitive conduct, employment law issues, regulatory matters and other actions. While complete assurance cannot be given as to the outcome of any legal claims, the Group believes that any financial impact would not be material to its financial statements.

Purchase Commitments

      As of October 2, 2000, the Group had outstanding purchase commitments of $192 million through 2004 to various vendors for the purchase of network equipment, services and software.

11.     Concentrations of Risk

      The Group relies on local and long-distance telephone companies and other companies to provide certain telecommunication services. Although management believes alternative telecommunications facilities could be found in a timely manner, any disruption of these services could potentially have an adverse impact on operating results.

      Although the Group attempts to maintain multiple vendors for each required product, its inventory and equipment, which are important components of its operations, are currently acquired from only a few sources. If the suppliers are unable to meet the Group’s needs as it builds out its network infrastructure and sells service and equipment, delays and increased costs in the expansion of the Group’s network infrastructure or losses of potential customers could result, which would adversely affect operating results.

      Financial instruments that potentially subject us to credit risks consist principally of trade accounts receivable. Concentrations of credit risk with respect to these receivables are limited due to the composition of the customer base, which includes a large number of individuals and businesses.

      No customer accounted for more than 10% of combined revenues in the period ended October 2, 2000.

12.     Sublease of Communications Towers

      In June 1999, BellSouth signed a definitive agreement with Crown for the sublease of all unused space on 2,623 of the Company’s communications towers in exchange for $927 to be paid in a combination of cash and Crown common stock. The term of the agreement is 20 years for each tower leased to Crown. All cash proceeds and the majority of stock proceeds resulting from this agreement were paid directly to BellSouth; however, the Group holds Crown stock resulting from this agreement. The stock held by the Group represents stock held by partnerships and corporations with minority partners. The fair value of this stock was $33 as of October 2, 2000.

BELLSOUTH DOMESTIC WIRELESS GROUP

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions)

      With these transactions, Crown will manage, maintain and remarket the remaining space on the towers. The Group has retained a portion of the space on each for use in operating its wireless network and will continue to fully own the communications components including switching equipment, shelters and cell site facilities. The Group will pay $1,200 (actual dollars, not in millions) a month per tower to Crown for its monitoring and maintenance services.

13.     Subsequent Events

Transition Services Agreement

      In October 2000, SBC and BellSouth began contributing their wireless properties to Cingular. Cingular entered into transition services agreements with BellSouth and SBC under which BellSouth and SBC will provide certain services and products to Cingular until 90 days notice is given or until the agreements expire on December 31, 2002. Services to be provided by BellSouth and SBC include but are not limited to legal, human resources, internal audit, risk management, and treasury. Fees for such services are fixed and paid on a monthly basis.

Employee Leasing Agreement

      In October 2000, the Group transferred approximately 12,000 employees and related employee liabilities to leasing companies which are wholly-owned by BellSouth. The leasing companies incur costs for the employees’ salaries and related benefits. Cingular has entered into a services contract with BellSouth under which these employees provide services to Cingular and BellSouth bills Cingular for the costs, including payroll, payroll taxes, benefit costs and relocation costs.

Due to Affiliates Revolving Credit Facility

      In October 2000, Cingular, BellSouth and SBC signed an agreement to establish an interest rate of 7.5% on affiliate debt. In November 2000, Cingular, BellSouth, and SBC amended existing credit agreements to extend the repayment of the principle of the amounts due to affiliates to March 31, 2003.

Redemption of Partnership Interest in AB Cellular

      In December 2000, BellSouth exercised its option to redeem the 55.6% minority partnership interest in AB Cellular by distributing to the minority partner the Los Angeles area cellular business. The transaction closed on December 29, 2000. As a result, BellSouth received the remaining assets of the AB Cellular partnership, which included, 100% of the Houston area cellular market, 87.35% of the Galveston, Texas area market and approximately $1,000 in cash already held by the partnership. BellSouth contributed the Houston and Galveston cellular markets and cash to Cingular on January 4, 2001.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

ALLOWANCE FOR DOUBTFUL ACCOUNTS

Col. A	Col. B	Col. C	Col. C	Col. D	Col. E

	Balance at	Charged to	Charged to		Balance
	Beginning	Costs and	Other		at End
Description	of Period	Expenses	Accounts	Deductions	of Period

	(In millions)
Year 2002	$131	404	—	(372)(c)	$163
Year 2001	$67	333	6(a)	(275)(c)	$131
For the period from April 24, 2000 (Inception) to December 31, 2000	$—	57	67(b)	(57)(c)	$67

(a)	Includes allowance balances received from contributions made by SBC and BellSouth of their Puerto Rico and Houston wireless operations.

(b)	Includes allowance balances received from contributions made by SBC and BellSouth of certain of their wireless operations upon our formation.

(c)	Includes amounts written off as uncollectible, net of recoveries.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      None

PART III

Item 10.     Directors and Executive Officers of the Registrant

Directors and Executive Officers

      The following table presents information regarding persons who serve as directors of our manager and executive officers of us and our manager as of March 1, 2003.

Name	Age	Position

Ronald M. Dykes	56	Class B Director
Richard A. Anderson	45	Class B Director
Randall L. Stephenson	42	Chairman of the Board and Class B Director
Rayford Wilkins, Jr.	51	Class B Director
Stanley T. Sigman	55	President and Chief Executive Officer
Mark L. Feidler	46	Chief Operating Officer
Richard G. Lindner	48	Chief Financial Officer
F. Thaddeus Arroyo	39	Chief Information Officer
Rickford D. Bradley	51	Executive Vice President — Human Resources
Joaquin R. Carbonell, III	50	Executive Vice President and General Counsel — Legal and Regulatory
Gregory T. Hall	47	Controller
Carol L. Tacker	54	Vice President and Assistant General Counsel, Corporate Secretary and Chief Compliance Officer

Directors

      Richard A. Anderson, Class B Director, Cingular Wireless Corporation. Richard Anderson is president — customer markets of BellSouth and has served in various positions with BellSouth since 1981. He was elected to the board of directors of Cingular Wireless Corporation in February 2003. Mr. Anderson is also a director of Adtran, Inc.

      Ronald M. Dykes, Class B Director, Cingular Wireless Corporation. Ronald Dykes is chief financial officer of BellSouth and has served in various positions with BellSouth since 1971. He was elected to the board of directors of Cingular Wireless Corporation in October 2000. Mr. Dykes is also a director of St. Joseph’s Hospital Atlanta.

      Randall L. Stephenson, Chairman of the Board and Class B Director, Cingular Wireless Corporation. Randall Stephenson is senior executive vice president and chief financial officer of SBC and has served SBC in high level managerial positions for more than the past five years, most recently as senior vice president of finance since May 2001. He was elected to the board of directors of Cingular Wireless Corporation in July 2001 and Chairman of the Board in February 2003.

      Rayford Wilkins, Jr., Class B Director, Cingular Wireless Corporation. Rayford Wilkins is group president — SBC marketing and sales and has served SBC and its predecessors in various capacities since 1974. He was selected to the board of directors of Cingular Wireless Corporation in November 2002. He also serves on the board of directors of H & R Block, Inc.

Executive Officers

      Executive officers are elected by the board of directors of our manager and serve until their successors have been duly elected and qualified or until their resignation or removal. Our executive officers also constitute the executive officers of our manager, each holding the same office with both entities.

      Stanley T. Sigman, President and Chief Executive Officer. Stanley Sigman was elected to the board of directors of Cingular Wireless Corporation in October 2000 and resigned that position and became President and Chief Executive Officer in November 2002. He has held high level managerial positions with SBC or its subsidiaries for more than the past five years. Previously, he had served as group president and chief operating officer of SBC from April 2001 until November 2002. Prior to that, he was president and chief executive officer of Southwestern Bell Telephone Company and served as group president of SBC National Operations since 1999.

      Mark L. Feidler, Chief Operating Officer. Mark Feidler came to Cingular from BellSouth Cellular Corp. where, as president, he was responsible for all of BellSouth’s domestic wireless operations, including wireless data and cellular in 11 states. Prior to that he served as president of BellSouth Mobility in 1998. He also served as president of BellSouth’s interconnection services from 1996 to 1997 and as vice president of corporate development from 1993 to 1996. He joined BellSouth in 1991.

      Richard G. Lindner, Chief Financial Officer. Richard Lindner came to Cingular from SBC Wireless, where he served as senior vice president and chief operating officer, responsible for the headquarter operations of SBC’s domestic wireless business until August 2000. Prior to that he served as president and chief executive officer of Southwestern Bell Wireless, where he was in charge of all wireless operations in five states. Mr. Lindner held a variety of senior management positions since joining SBC in 1986, including vice president and chief financial officer for Southwestern Bell Telephone Company in 1996. Mr. Lindner is also a director of Sabre Holdings Corporation.

      F. Thaddeus Arroyo, Chief Information Officer. Thaddeus Arroyo came to Cingular from Sabre Corporation, where he served as senior vice president of product marketing and development since June 2000. He also served as senior vice president of information technology services in 1999, vice president of global outsourcing from 1997 to 1999, vice president of strategic infrastructure and in a number of other positions for Sabre from 1992 to 1997. Prior to joining Sabre, Mr. Arroyo worked in Southwestern Bell’s information technology organization.

      Rickford D. Bradley, Executive Vice President — Human Resources. Rickford Bradley came to Cingular from SBC Telecommunications, Inc., where he most recently served as president of interconnection services. He has held a variety of senior and executive positions in sales, network services and corporate development. He also served as president of public communications in 1999 for SBC. Prior to SBC’s merger with Pacific Telesis in 1997, Mr. Bradley served as vice president and general manager of operator services at Pacific Bell.

      Joaquin R. Carbonell III, Executive Vice President and General Counsel — Legal and Regulatory. Joaquin Carbonell came to Cingular from BellSouth Enterprises, Inc., where he served as vice president and group counsel and was responsible for the legal operations of wireless services since 1997. Prior to that, he held positions as president of BellSouth International for Latin America from 1992 to 1994 and then as president of BellSouth Europe from 1994 to 1997, overseeing operations in those regions. He joined BellSouth in 1980 as an attorney with the Southern Bell Telephone & Telegraph Company.

      Gregory T. Hall, Controller. Gregory Hall came to Cingular from SBC Wireless, Inc., where he served as vice president and chief financial officer from October 1999 until the formation of Cingular. He joined SBC in 1984 and has served in numerous financial and corporate development positions with it and its subsidiaries.

      Carol L. Tacker, Vice President and Assistant General Counsel, Corporate Secretary and Chief Compliance Officer. Carol Tacker came to Cingular from SBC Wireless where she served as vice president — general counsel since 1996. Prior to that, Ms. Tacker served in several positions of increasing responsibility, including general attorney of Southwestern Bell Yellow Pages, and general attorney of Southwestern Bell Mobile Systems. Ms. Tacker joined SBC in 1984 as an attorney with Southwestern Bell Telephone Company.

      There are no family relationships among any of the above-named directors of our manager or executive officers of our manager and us, or any arrangement or understanding between any of these directors and executive officers and any other person pursuant to which such director or officer was selected. See “Certain Relationships and Related Transactions — Stockholders’ Agreement” for more information regarding the agreement between the stockholders of our manager with respect to the election of the directors of our manager.

Item 11.	Executive Compensation

Executive Compensation

      We were formed on April 4, 2000 but conducted no independent business operations until October 2, 2000, when SBC and BellSouth contributed substantially all of their U.S. wireless assets to us in exchange for approximate 60% and 40% economic interests in us, respectively. We refer to the two individuals who served in 2002 as our president and chief executive officer and our four most highly compensated executive officers in 2002 other than our president and chief executive officer as our “named executive officers”.

      Prior to October 28, 2001, in the case of Stephen Carter, Richard Lindner and Robert Shaner, our named executive officers who were previously employed by SBC’s Domestic Wireless Group, and prior to December 23, 2001, in the case of Mark Feidler and F. Thaddeus Arroyo, our named executive officers who were previously employed by BellSouth’s Domestic Wireless Group, our named executive officers (other than Mr. Sigman) were paid for the services they provided to us by employee leasing company subsidiaries of SBC or BellSouth. In October and December of 2001, SBC and BellSouth contributed their respective employee leasing companies to us. In November 2002, Stephen Carter resigned as President and Chief Executive Officer and Mr. Sigman was elected to that office. As a result, all of our named executive officers are now our employees and receive their salary from us. We reimbursed SBC and BellSouth for the payments made to employees, including our officers, by the employee leasing companies from October 2, 2000 to the date of the respective contributions of these companies for services rendered to us during that time.

      Since the respective contribution dates of the employee leasing companies by SBC and BellSouth, or the election of Mr. Sigman as the case may be, all of our named executive officers have participated in our benefit plans. In addition, certain of the named executive officers have and will continue to have interests in selected compensation and benefit plans of SBC or BellSouth in which they participated prior to the time they became our employees.

Summary of Cash and Other Compensation

Overview

      As further described in the summary compensation table below, the compensation structure for the named executive officers consists of:

•	salary;

•	short-term performance-based incentives paid in cash; and

•	long-term incentives in the form of stock options to purchase common stock of SBC or BellSouth and performance-based incentives, as applicable.

      SBC and BellSouth have stated that they do not intend to grant stock options or awards to our officers or employees in the future and that our officers and employees will no longer participate in their long-term incentive plans, except to the extent of future payments for past performance periods and grants. We have developed long-term incentive arrangements in which our named executive officers participate, beginning in 2002. See “Long-Term Incentive Plans”.

      Annual Compensation. Salaries and bonuses listed in the table below are the total annual salaries and bonuses for 2001 and 2002, including:

•	the salary and bonus paid to each named executive officer by the applicable predecessor company and leasing company; and

•	the salary and bonus paid to each named executive officer by us.

      Award values under short-term incentive plans are based on the achievement of company financial goals and quality and strategic objectives.

      Long-Term Incentives. Long-term compensation awards in the table below consist primarily of the annual target grant of stock options for each named executive officer pursuant to the applicable SBC or BellSouth long-term incentive plan. Payout amounts reflected below were paid from the respective predecessor company long-term incentive plan.

                  Summary Compensation Table

					Long-term
					Compensation

					Awards	Payouts
	Annual Compensation
					Securities
				Other Annual	Underlying	LTIP	All Other
		Salary	Bonus	Compensation	Options	Payouts	Compensation
Name and Principal Position	Year	($)	($)(G)	($)(H)	(#)	($)	($)

Stanley T. Sigman(A)	2002	$900,000	$921,000	$179,483	301,743	$239,076	$340,968
President/CEO	2001	—	—	—	—	—	—
Mark L. Feidler(B)	2002	536,442	1,071,750	6,221	0	0	99,255
Chief Operating Officer	2001	524,000	391,300	15,074	160,700	215,040	80,800
Richard G. Lindner(C)	2002	370,327	152,500	22,754	3,051	53,116	56,808
Chief Financial Officer	2001	366,267	222,705	25,629	62,305	89,804	573,872
Robert W. Shaner(D)	2002	338,500	105,500	15,799	2,772	57,100	37,291
President — Wireless Oper.	2001	336,433	147,735	18,929	36,621	73,967	56,724
F. Thaddeus Arroyo(E)	2002	333,769	303,800	109,051	0	0	12,701
Chief Information Officer	2001	267,798	398,500	74,302	65,000	0	62,771
Stephen M. Carter(F)	2002	701,923	365,000	54,471	2,140	66,422	2,422,875
President/CEO	2001	684,600	521,250	89,008	143,132	126,787	864,927

(A)	For 2002, Mr. Sigman’s Long-Term Incentive Plan payout was made by SBC under SBC’s 1996 Stock and Incentive Plan and is for the 1999-2001 performance period. Mr. Sigman’s “All Other Compensation” for 2002 includes (a) benefits imputed with respect to premiums on SBC-owned life insurance as determined in accordance with IRS guidelines of $1,926; (b) pay in lieu of vacation of $110,765 paid by SBC; (c) above-market interest on deferred compensation of $27,777; (d) an incentive payment of $160,000 paid by Cingular in connection with his employment agreement; and (e) employer matching contributions made to SBC employee benefit plans of $40,500. Mr. Sigman became President and CEO in November 2002.

(B)	For 2002, Mr. Feidler’s “All Other Compensation” includes (a) above-market interest on deferred compensation plans of $29,231; (b) the value of company-paid life insurance premiums of $7,271; (c) the value of benefits from company-paid premiums for split-dollar life insurance of $4,688; and (d) employer matching contributions made to certain employee benefit plans of $58,065.

(C)	For 2002, Mr. Lindner’s Long-Term Incentive Plan payout was made by SBC under SBC’s 1996 Stock and Incentive Plan and is for the 1999-2001 performance period. Mr. Lindner’s “All Other Compensation” for 2002 includes (a) above-market interest on deferred compensation plans of $10,614; (b) the value of company-paid life insurance premiums of $1,072; (c) employer matching contributions made to employee benefit plans of $32,695; and (d) a one-time payment of $12,427 by SBC for pay in lieu of vacation.

(D)	For 2002, Mr. Shaner’s Long-Term Incentive Plan payout was made by SBC under SBC’s 1996 Stock and Incentive Plan and is for the 1999-2001 performance period. Mr. Shaner’s “All Other Compensation” for 2002 includes (a) above-market interest on deferred compensation plans of $10,126; (b) employer matching contributions made to employee benefit plans of $26,257; and (c) the value of company-paid life insurance premiums of $908. Mr. Shaner retired from the company effective January 31, 2003.

(E)	For 2002, Mr. Arroyo’s “All Other Compensation” includes (a) the value of company-paid life insurance premiums of $701 and (b) employer matching contributions made to certain employee benefit plans of $12,000.

(F)	For 2002, Mr. Carter’s Long-Term Incentive Plan payout was made by SBC under SBC’s 1996 Stock and Incentive Plan and is for the 1999-2001 performance period. Mr. Carter’s “All Other Compensation” for 2002 includes (a) above-market interest on deferred compensation of $797; (b) employer matching contributions made to employee benefit plans of $67,887; (c) the value of company-paid life insurance premiums of $3,613; and (d) a one-time payment of $34,000 by SBC for pay in lieu of vacation. The amount reported also includes separation payments totaling $2,316,578 in connection with Mr. Carter’s resignation, in November 2002. See “Agreements with Management”.

(G)	These amounts were earned under the Cingular Executive Short-Term Incentive Plan. The amount reported for Mr. Sigman includes $825,000 paid by SBC under their applicable short-term incentive plan. The amount reported in 2002 for Mr. Feidler includes $800,000 paid by BellSouth in connection with his transition agreement. The amounts reported for Mr. Arroyo include special bonuses of $200,000 for 2002 and $250,000 for 2001 as part of his employment offer.

(H)	Includes, if applicable, (a) any tax “gross-ups” for the named executive officer and (b) payment of dividend equivalents on long-term performance shares. Excludes perquisites and other personal benefits that, in the aggregate, do not exceed $50,000 or 10% of the executive’s salary and bonus with respect to the applicable year.

Grants of Stock Options

      In 2002, SBC granted non-qualified stock options to purchase SBC common stock to Messrs. Sigman, Lindner, Shaner and Carter. None of our other named executive officers received stock option grants in 2002. The table below contains the estimated present value of SBC stock options granted in 2002, as of their issue date. Each option provides for the purchase of SBC common stock at a price equal to the fair market value of the stock on the date of the grant. Option grant A was granted by SBC to Mr. Sigman prior to his election as our president and chief executive officer. Option grants B and C were issued under a stock purchase plan where middle level and above managers received options based on the number of SBC shares they purchased. Grants to Messrs. Lindner, Shaner and Carter relate to SBC stock purchase plan participation prior to becoming our employees.

						Grant Date
	Individual Grants					Value

		Number of	% of Total
		Securities	Options
		Underlying	Granted to	Exercise or		Grant Date
		Options	Employees in	Base Price	Expiration	Present Value
Name	Grants	Granted(#)	Fiscal Year(1)	($/Sh)	Date	($)

Stanley T. Sigman	A	250,000 (2)	0.69%	$35.52	1/25/2012	$1,869,500
	B	9,455	0.03	36.96	2/1/2012	72,132
	C	42,288	0.12	33.15	6/1/2012	280,750
Richard G. Lindner	B	3,051	0.01	36.96	2/1/2012	23,276
Robert W. Shaner	B	2,772	0.01	36.96	2/1/2012	21,148
Stephen M. Carter	B	2,140	0.01	36.96	2/1/2012	16,326

(1)	Percentages are based on 36,070,879 options granted to SBC employees in 2002.

(2)	One-third of these options vest on each anniversary of the grant. These options also vest at retirement. As of December 31, 2002, none of these options had vested.

      The option values in the table represent the estimated present value of the options as of their grant date. These values were determined in accordance with a Black-Scholes option valuation model. The significant assumptions incorporated into the Black-Scholes model in estimating the value of the options include the following:

•	Each option was issued with an exercise price equal to the fair market value of SBC common stock on the date of grant. The term of each option is 10 years (unless otherwise shortened or forfeited due to termination of employment). The expected life of the option grants are 6.5 years for each grant of A and C and 6 years for grant B.

•	In calculating the value of the options, the model assumed an interest rate of 4.99% for grant A, 4.78% for grant B and 4.81% for grant C. These interest rates represent the interest rates on U.S. Treasury securities on the date of grant with a maturity date corresponding to that of the expected option lives.

•	Expected volatility was calculated using daily SBC common stock prices for the period prior to the grant date, corresponding with the expected option life, resulting in volatility of 20.38% for grant A, 20.73% for grant B and 21.33% for grant C.

•	The model reflected an expected annual dividend yield on SBC common stock of 3.04% for grant A, 2.92% for grant B and 3.26% for grant C.

      The ultimate value of each option will depend on the future market price of SBC’s common stock, which cannot be forecast with reasonable accuracy. The actual value, if any, an optionee will realize upon exercise of an option, before taxes, will depend on the excess of the market value of SBC’s common stock over the exercise price on the date the option is exercised.

Option Exercises and Holdings

      The following table provides information for the named executive officers regarding exercises of SBC and BellSouth options during 2002. Additionally, the table provides the values of unexercised options held on December 31, 2002 that are based on the fair market value of the shares of common stock of SBC and BellSouth.

Aggregated Option Exercises in 2002

and Fiscal Year-End Option Values

					Value of Unexercised
			Number of Unexercised		In-the-Money
			Options at FY-End		Options at FY-End
	Shares	Value
	Acquired on	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Name	Exercise(#)	($)	(#)	(#)	($)	($)

Stanley T. Sigman(A)	0	$0	435,264	517,776	$0	$0
Mark L. Feidler(B)	0	0	657,755	0	852,536	0
Richard G. Lindner(A)	0	0	241,965	0	114,975	0
Robert W. Shaner(A)	0	0	170,690	0	71,899	0
F. Thaddeus Arroyo(B)	0	0	65,000	0	0	0
Stephen M. Carter(A)	0	0	307,231	0	105,396	0

(A)	Represents SBC options. “Value of Unexercised In-the-Money Options” figures are based on the December 31, 2002 SBC common stock price per share of $27.11.

(B)	Represents BellSouth options. “Value of Unexercised In-the-Money Options” figures are based on the December 31, 2002 BellSouth common stock price per share of $25.97.

Long-Term Incentive Plans

      The following table lists the performance shares granted in 2002 to the named executive officers under the 2002 Cingular Long-Term Incentive Plan (“The LTIP Plan”). The LTIP Plan provides for incentive compensation based upon the achievement of certain performance objectives over performance periods that are two years or longer. For 2002, a targeted number of performance units, valued at $50 each, were granted to certain employees, including the named executive officers, other than Mr. Sigman (see Footnotes A and B below). The determination of the actual award earned is based on the achievement of certain company objectives regarding revenue growth and return on capital during the three-year performance period from 2002-2004. The actual number of performance units that can be earned at the end of the performance period ranges from 0 to 200% of a participant’s performance unit award.

			Performance or	Estimated Future Payouts under
			Other Period	Non-Stock Price-Based Plans
	Number of		Until
	Shares, Units or		Maturation	Threshold	Target	Maximum
Name	Other Rights		or Payout	(#)	(#)	(#)

Stanley T. Sigman	50,063	(A)	2002-2004	0	50,063	100,126
	186,580	(B)	2002-2005	0	186,580	186,580
Mark L. Feidler	59,800		2002-2004	0	59,800	119,600
Richard G. Lindner	26,100		2002-2004	0	26,100	52,200
Robert W. Shaner	17,442		2002-2004	0	17,442	34,884
F. Thaddeus Arroyo	14,828		2002-2004	0	14,828	29,656
Stephen M. Carter	76,680		2002-2004	0	76,680	153,360

(A)	During 2002, Mr. Sigman was granted performance shares by SBC. Each performance share is equivalent in value to one share of SBC common stock. At the end of a performance period, a percentage of the performance shares is converted into cash and/or SBC common stock, based upon the achievement of certain SBC objectives. The performance levels are set on a yearly basis, and the extent to which a performance level is met or exceeded is expressed as a percentage. The annual percentages are then averaged over the term of each performance period to determine the percentage of performance shares that may be converted and paid out. The maximum number of performance shares that may be converted at the end of a performance cycle may not exceed 200% of the target number of performance shares.

(B)	This is a retention benefit granted in connection with Mr. Sigman’s Cingular Wireless employment agreement, which will vest on the 3rd anniversary of the grant. The benefit, valued at $5,000,000 on the date of the grant, is converted to equivalent units of SBC and BellSouth stock that could be purchased at the closing prices of such stocks on the grant date, based on a ratio of 60% SBC stock and 40% BellSouth stock. The units payout in cash based on the relative values of the underlying stock at vesting. Dividend equivalents are paid at the same rate as paid to all respective SBC and BellSouth shareholders. See “Agreements with Management — Agreement with Stanley T. Sigman” below.

Pension and Other Retirement Benefits

      We adopted a non-contributory pension plan that covers all employees not covered by a collective bargaining agreement and a limited group of employees covered by such an agreement, known as the Cingular Wireless Pension Plan. Beginning November 1, 2001, participants, including the named executive officers, are entitled to receive monthly service credits of 5% of base pay and interest credits, compounded monthly, determined by reference to 30-year U.S. Treasury rates. The Cingular Wireless Pension Plan provides for certain transition benefits which are intended to transition current employees from the SBC or BellSouth benefit levels to our ongoing benefit level over a period of five years or less.

      In addition to the Cingular Wireless Pension Plan, each of the named executive officers participates in certain non-qualified supplemental pension plans that provide benefits in excess of amounts permitted in qualified benefit plans by certain Internal Revenue Code provisions. For Messrs. Lindner, Shaner and Carter, we adopted a supplemental retirement income plan (“Cingular Mirror SRIP”) that mirrors the substantive terms of the SBC Supplemental Retirement Income Plan (“SBC SRIP”). The Cingular Mirror SRIP establishes a target annual retirement benefit for certain officers, stated as a percentage of their annual salaries and annual incentive bonuses averaged over a specified period, offset by our pension plan and any other Cingular nonqualified plan, if adopted. The Cingular Mirror SRIP will provide benefits identical to those of the SBC SRIP but with the accrual of benefits freezing on and as of December 31, 2006. Mr. Sigman will not accrue benefits under the Cingular Mirror SRIP so long as he is accruing benefits under the SBC SRIP. Mr. Sigman’s SBC SRIP benefit will be reduced by the amount of any vested benefit that he receives from our qualified pension plan. See “Agreements with Management — Agreement with Stanley Sigman” below. For Mr. Feidler, BellSouth will maintain existing accounts and remain liable for accrued benefits under the BellSouth Supplemental Executive Retirement Plan (“SERP”), along with certain other senior managers transferred to Cingular. BellSouth will continue to accrue benefits under the SERP to eligible participants through December 31, 2006. The net SERP benefit payable from BellSouth will equal the gross benefit amount determined by the SERP formula, offset by Cingular’s qualified pension plan and social security, and further offset by any Cingular nonqualified plan, if adopted. Mr. Arroyo was not a covered participant under the BellSouth SERP.

      The total estimated annual combined pension amounts based on pay and completed years of service as of December 31, 2002 payable beginning at the assumed commencement age from qualified and non-qualified plans to Messrs. Sigman, Feidler, Lindner and Arroyo would be $1,478,687, $175,617, $208,167 and $7,519, respectively. The assumed commencement age is 65 for Messrs. Sigman, Feidler and Arroyo and 60 for Mr. Lindner. The estimated annual retirement amounts payable to Mr. Carter, commencing in 2003, in connection with his resignation, would be $19,800 and $149,000 from qualified and non-qualified plans, respectively. The estimated annual retirement amounts payable to Mr. Shaner, commencing in 2003, in connection with his retirement, would be $82,000 and $199,600 from qualified and non-qualified plans, respectively.

Agreements with Management

      Stanley Sigman. In connection with his election as President and Chief Executive Officer of the Company, Mr. Sigman and Cingular agreed to the compensation arrangement summarized below:

•	base pay of not less than $900,000 per year (established as $900,000 for 2003);

•	short-term award target of not less than $1,144,000 per year (established as $1,144,000 for 2003), which shall be paid subject to achievement of performance criteria;

•	long-term award target of not less than $5,000,000 per year (established as $5,000,000 for 2003), which shall be paid subject to achievement of performance criteria of the LTIP Plan;

•	a retention benefit valued on date of grant at $5,000,000 and payable in cash, unless terminated for cause or by retirement or resignation, at the end of three years (subject to accelerated vesting in the case of death, permanent disability or termination by Cingular other than for cause), in an amount giving effect to the weighted (at 60/40) stock price performance of, and dividends on, SBC and BellSouth common stock over the vesting period;

•	annual incentive cash payments on November 24, 2002, 2003 and 2004 of $160,000 if then employed by the Company;

•	enhanced pension benefits to be accrued under the SBC SRIP; and

•	Georgia and federal income tax gross-ups on designated compensation payments.

      Mark Feidler. In connection with his joining our company, Mr. Feidler and BellSouth entered into an agreement providing certain retention incentives and making modifications to certain benefits to which he was entitled as a BellSouth executive officer. The agreement provides for:

•	the payment by BellSouth to him of a special bonus in the amount of $800,000 in respect of his performance for the transition period during which BellSouth’s wireless interests were being transferred to Cingular;

•	the payment by BellSouth to him of $2,000,000 in the event of voluntary or involuntary termination of employment with Cingular on or prior to December 31, 2003 if BellSouth does not offer him a comparable position at BellSouth to which to return;

•	vesting of executive benefits in the event of voluntary or involuntary termination of employment with Cingular or change of control of BellSouth or a substantial diminution of BellSouth’s interest in Cingular;

•	the payment by BellSouth to him of an amount representing the approximate value he would have received if he exercised BellSouth options granted prior to June 9, 2000 at a market price of $60 per share, less what value he actually received from exercising those options, in the event of a voluntary or involuntary termination of employment with Cingular, death or disability, change of control of BellSouth or a substantial diminution of BellSouth’s interest in Cingular; and

•	the payment by BellSouth to him of an amount representing the prorated short-term bonus award, as applicable to him under a comparable Cingular short-term bonus plan, in the event of a voluntary or involuntary termination of employment with Cingular (we would not be required to pay him any amount under our plan).

      Stephen Carter. In connection with his resignation from our company, Stephen Carter and Cingular agreed to the arrangement summarized below:

•	a lump sum payment of $2,256,500;

•	for 18 months following his resignation, reimbursement, including applicable tax gross-ups, for any amounts paid to continue coverage in the health plans in which he participated immediately prior to his resignation, including the Executive Health Plan;

•	relocation benefits of up to $350,000;

•	SBC agrees to extend the period allowed to exercise certain vested SBC stock options until December 30, 2005, which right to exercise such options would otherwise expire as a result of his termination of employment with Cingular;

•	benefits under the Officer Communications Plan for one year;

•	a payment of $60,078 for unused vacation and personal days not utilized prior to resignation; and

•	a prorated 2002 short-term incentive award payment.

      Thaddeus Arroyo. In connection with his joining our company, Mr. Arroyo and Cingular agreed to the compensation arrangement summarized below:

•	short-term award target of $200,000 in 2001, which shall be paid subject to achievement of performance criteria;

•	a grant of 65,000 BellSouth stock options effective March 1, 2001, granted at the fair market value on the date of grant;

•	four special bonus payments payable as follows: $250,000 at the time of hire, $200,000 on the first anniversary with the company, $150,000 on the second anniversary and $100,000 on the third anniversary;

•	a special bonus payment of $74,000, offset by any bonus payment earned in 2000 and paid in 2001 by his previous employer; and

•	a separation payment of 1 times salary plus standard bonus payable if involuntarily terminated within 36 months of date of hire, other than for cause, contingent upon executing a transition agreement containing non-compete and non-solicitation provisions.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      SBC and BellSouth own approximately 60% and 40% ownership interests in us, and Cingular Wireless Corporation, our manager, owns a 0.0000001% ownership interest in us. Our directors and officers do not own any interest in us.

Item 13.	Certain Relationships and Related Transactions

      We have provided below a summary of the significant agreements that we have executed with SBC or BellSouth, or one of their respective subsidiaries, or that relate to our formation. These descriptions are not complete and only summarize the material terms of the agreements.

Our Limited Liability Company Agreement

      Our limited liability company agreement governs our management and operations. Its parties are certain SBC and BellSouth entities and Cingular Wireless Corporation — our manager. Their economic interests in us are represented by units.

      Our manager has two classes of common stock:

•	Class A common stock, par value $0.01 per share, which entitles the holder to one vote per share and generally has voting rights identical to those of holders of Class B common stock, except for the low-vote structure and the differences in the right to vote for directors described below; and

•	Class B common stock, par value $0.01 per share, which entitles its holder to ten votes for each underlying unit in us.

      Of the two outstanding shares of Class B common stock, one share is held by SBC and the other share is held by BellSouth. Our manager also has six billion shares of Class A common stock authorized, none of which are currently outstanding. In addition, our manager has one billion authorized shares of preferred stock, issuable in one or more series. However, no series has been designated and no shares are currently outstanding.

      Our structure gives SBC and BellSouth equal control of our management and ownership interests of approximately 60% and 40%, respectively. It also gives us the flexibility to raise equity in the capital markets. If we wish to raise new equity, our manager would need to obtain the consent of its strategic review committee, then sell shares of its Class A common stock and contribute the net proceeds to us in return for units. Our parents may only sell their equity interests as described in “— Transfers of LLC Units and Common Stock” below.

      Our Management. Our management is vested in Cingular Wireless Corporation, whose powers are established by the terms of its amended and restated certificate of incorporation, which we refer to as the “manager’s charter”. As our manager, that corporation has control over all of our affairs and decision-making. The same persons are officers of both us and our manager, but our manager has no employees of its own. Operational and administrative decisions and the day-to-day management of our affairs are accomplished at our Company and at the various operating entities that we own. Substantially all important decisions must be approved by the manager’s strategic review committee, which is currently comprised of all of its Class B directors. At all times, as long as any shares of Class B common stock remain outstanding, the Class B common stockholders will be entitled to control the manager’s board of directors, even if only one of SBC or BellSouth holds Class B common stock. Substantially all important decisions made by our manager are subject to the affirmative vote of at least two-thirds of the strategic review committee of its board of directors. These decisions include approval of a business plan, appointment of executive officers, capital calls, declaration of dividends, purchases of new technology, public stock offerings, changes to the manager’s certificate of incorporation and by-laws and many others. SBC and BellSouth each may elect two members to the board of directors so long as each remains a holder of Class B common stock of the manager and holds 10% or more of the sum of

(1) the total number of our units outstanding (excluding units owned by our manager); and

(2) shares of our manager’s Class A and Class B common stock outstanding (excluding any treasury shares).

      At present, the committee is composed of the individuals who constitute our manager’s board of directors. Deadlocks between the Class B directors of SBC and those of BellSouth will be resolved by the chief executive officers of SBC and BellSouth. Upon an underwritten public offering of shares of Class A common stock, our manager’s board will appoint one Class A director as an additional member of the strategic review committee. SBC and BellSouth have agreed in a stockholders’ agreement to vote their Class B common stock in favor of any matter approved by the strategic review committee.

      Scope of our Business. The limited liability company agreement and our manager’s charter generally limit our business to the domestic provision of mobile wireless voice and data services that use radio frequencies licensed by the FCC for the provision of cellular service, PCS service, wireless data service, satellite services and related services. “Domestic” means the 50 states of the United States, the District of Columbia, the U.S. Virgin Islands and Puerto Rico, but excludes other U.S. territories and possessions. In Puerto Rico and the U.S. Virgin Islands, we may also conduct paging services.

      Exclusivity. When we or our subsidiaries require network services of wireline carriers to provide service in the incumbent service territories of SBC and BellSouth, we and our subsidiaries must use exclusively their network services, except where we and our subsidiaries would be materially disadvantaged to do so. For purposes of the limited liability company agreement, the incumbent service territory of SBC consists of the states of California, Nevada, Connecticut, Texas, Missouri, Arkansas, Oklahoma, Kansas, Illinois, Indiana, Ohio, Michigan and Wisconsin, and the incumbent service territory of BellSouth consists of the states of Georgia, Florida, South Carolina, North Carolina, Alabama, Mississippi, Kentucky, Louisiana and Tennessee, together with any additional service territories that may be acquired by either party, as described below.

      In addition, SBC and BellSouth may not market or sell mobile wireless products and/or services other than ours. However, this does not prevent them from:

•	continuing to market and sell wireless services other than ours to customers who were joint billing customers as of October 2, 2000;

•	allowing our competitors to bundle and sell SBC’s and BellSouth’s products and services together with such competitors’ wireless services;

•	marketing and selling fixed wireless voice and data products other than ours; and

•	marketing and selling wireless services other than ours in geographic areas designated by the FCC, which include the entire United States, except for PCS service offered in the Gulf of Mexico, in which

•	neither we nor our subsidiaries provide wireless services pursuant to FCC licenses; or

•	Salmon PCS does not provide wireless services pursuant to FCC licenses.

      Competition. SBC and BellSouth are generally not permitted to compete with us regarding mobile wireless products and/or services, as described under the “exclusivity” provisions above. However, SBC and BellSouth may compete with each other and us to the extent described above and with respect to resale and packaging of wireless services. SBC and BellSouth may also act as our agents, and may resell our services, as described below under “— Wireless Agency Agreements” and “— Resale Agreements”.

      Volume Discounts. We must use reasonable best efforts to offer to SBC and BellSouth any vendor volume discounts available to us, and SBC and BellSouth must use reasonable best efforts to offer to us or to our subsidiaries or Salmon, any vendor or volume discounts available to them.

      Change of Control. If a company with a mobile wireless business acquires control of SBC or BellSouth and a regulatory conflict results, that company must dispose of any resulting overlapping properties, which may include its interest in us, and we would have no obligation to make a disposition of any of our properties or to take any other action to eliminate any resulting overlaps or regulatory conflicts. A change of control, as defined, of SBC or BellSouth would occur if any person becomes the beneficial owner of voting securities of that company resulting in the acquiring person having the power to cast at least 50% of the votes for the election of directors of that company.

      Divestiture of Wireless Business. In general, SBC, BellSouth and their subsidiaries must divest any domestic mobile wireless businesses they own, other than wireless interests that, because of insubstantial economic or passive management interests, are considered de minimis.

      Divestitures would be carried out as follows:

•	if SBC or BellSouth owns and controls a mobile wireless business and has the power to control its disposition, it would be required to offer the wireless business to us before selling to a third party.

•	if SBC or BellSouth owns a mobile wireless business but cannot offer it to us because it cannot control its disposition, it would be required to dispose of the wireless business or reduce its ownership and/or management interest therein, such that the wireless business becomes a de minimis interest.

•	if the ownership of the mobile wireless business requires a disposition of licenses under applicable law that would be material to SBC or BellSouth, then that company may, but is not required to, sell the wireless business to us but may instead transfer all of its units and our manager’s Class A common stock through a spin-off or split-off or sale to third parties in accordance with the procedures described under “Transfers of LLC Units and Common Stock” below.

      Distributions. Except as described below, distributions by us require the consent of all of our members and no member is entitled to withdraw any portion of its capital account without the consent of the other members. We will make periodic distributions to our members on a pro rata basis in an amount equal to the greatest of each member’s taxes (calculated using the highest corporate marginal tax rate as if we were a corporation for U.S. federal, state and local income tax purposes) as a result of our operations due for the fiscal quarter for which estimated income tax payments are due, divided by the member’s percentage interests in us. In addition, we will distribute to our members at the end of a fiscal year, on a pro rata basis in accordance with each member’s percentage interest in us, an amount equal to the excess of the greater of:

•	50% of our “excess cash”, and

•	the greatest of each members’ taxes (calculated using the highest corporate marginal tax rate as if we were a corporation for U.S. federal, state and local income tax purposes) resulting from allocations of tax items from us for the preceding fiscal year, divided by the member’s percentage interest in us over the amount of tax distributions made with respect to that fiscal year. “Excess cash” means, with respect to any fiscal year, the excess, if any, of:

      (A) the sum of (x) the amount of all cash received by us (including any amounts allocated to our subsidiaries) during such fiscal year and (y) any cash and cash equivalents held by us at the start of such fiscal year, over

      (B) the sum of (x) all cash amounts paid or payable (without duplication) in such fiscal year incurred by us (including any amounts allocated to our subsidiaries) and (y) the net amount of cash needs for us set forth in our budget for the following fiscal year.

      The amount of the tax distributions to be made regarding the federal estimated income tax payment on September 15 of a year will be adjusted for the amount by which the total of the quarterly tax distributions for the prior fiscal year was less than or exceeded the amount that would have been distributed had our members’ taxes been calculated using our final results for the prior fiscal year, as opposed to using estimates.

      Our manager intends to reinvest any funds distributed in excess of those it needs to pay taxes. The limited liability company agreement does not provide a mechanism for additional capital contributions by our manager, other than capital calls for pro rata contributions by all of our members. Accordingly, a reinvestment of distributions that our manager receives from us in exchange for an increased interest in us will require the approval of all of our members, in addition to the approval of our manager’s strategic review committee.

      Exchange of LLC Units and Transfer and Conversion of Shares of Class B Common Stock. Each of our members may exchange any or all of its units for our manager’s Class A common stock on a one-for-one basis. Our manager is required to acquire a number of our units corresponding to any shares of Class A common stock it issues.

      If either SBC or BellSouth wishes to transfer its shares of our manager’s Class B common stock, except for permitted transfers described under “— Transfers of LLC Units and Common Stock” below, it is required to convert those shares of Class B common stock into shares of our manager’s Class A common stock. Shares of Class B common stock may be converted into shares of Class A common stock at any time. If either SBC or BellSouth reduces its total ownership to less than 10% of the “total outstanding shares”, that party must convert its remaining shares of Class B common stock into Class A common stock, and it loses its Class B directors on our manager’s board and strategic review committee. Because of the economic equivalence with units, the limited liability company agreement bases several of its provisions on the concept of “total outstanding shares”, which means the sum of the total number of shares of our manager’s Class A and Class B common stock issued and outstanding and the total number of our units outstanding, excluding units owned by our manager.

      Transfers of LLC Units and Common Stock. The limited liability company agreement generally prohibits transfers of units or common stock of our manager (collectively referred to as “securities”), except transfers with the consent of each member owning more than 10% of the total outstanding shares. However, there are several exceptions to this general rule for transfers by SBC and BellSouth, including:

•	transfers of our manager’s Class A common stock in a broad public offering of Class A common stock underwritten on a firm commitment basis, including transfers in any offering;

•	each member may transfer our manager’s Class A common stock or the stock of a company that owns units or the stock of a company that owns Class A common stock in our manager in up to two spin-offs or split- offs. A “spin-off” would be a wide, SEC-registered distribution of units or Class A common stock of our manager or of all of the equity securities of a subsidiary of a member that owns units or Class A common stock of our manager to all of the common stockholders of a series or class of the member or its ultimate parent. In a “split-off”, each such common stockholder would be offered the right to exchange common stock of our members or their ultimate parent entities for our manager’s Class A common stock or the stock of a subsidiary of the member that owns units or our manager’s Class A common stock, which exchange offer would also be widely distributed and registered with the SEC. Spin-offs and split-offs can involve the sale of all or a portion of a member’s interest; and

•	a sale of all, but not less than all, of a member’s units and any of our manager’s common stock to third parties, subject to, among other things, a right of first refusal and a requirement that the third-party or its ultimate parent become a party to the limited liability company agreement and the stockholders’ agreement in the place of the selling party. Upon any transfer of all of SBC’s or BellSouth’s units, the transferring member will have no continuing rights or obligations under the limited liability company agreement, but will remain bound by the terms of any ancillary operating agreements it entered into in accordance with the terms of those agreements.

      Withdrawal of a Member. A member automatically ceases to be a member of us when it no longer owns any units.

      Preemptive Rights. If our manager issues shares of its Class A common stock solely for cash, except for issuances in a public offering underwritten on a firm commitment basis or pursuant to the exercise of options granted under employee benefit plans, each member has the right to purchase from us a number of units such that its percentage ownership in us will not be reduced.

      Incentive Plans. If our manager issues any Class A common stock pursuant to any employee benefit plan of our manager, we will issue one unit to our manager for each share issued by it and we will receive the net proceeds for the shares that were received by our manager.

      Tower Transactions. We lease or pay a monthly fee for the maintenance of the tower or the use of the tower space on which many of our antennas are located, including the antennas, microwave dishes and other wireless equipment, together with the land surrounding the tower, instead of owning or controlling the tower. Before contributing their wireless properties to us, SBC and BellSouth each entered into separate transactions with different tower management companies to lease on a long-term basis many of their communications towers and related assets to SpectraSite Inc. (formerly SpectraSite Holdings, Inc.) in the case of SBC, and Crown Castle International, in the case of BellSouth. In connection with these transactions, SBC and BellSouth entered into master leases to sublease portions of their towers in exchange for a monthly rental or site maintenance payment and/or reserved antenna space on the towers. Crown Castle is generally required to build, manage, maintain and remarket, including to competitors, the remaining space on future towers on which our antennas will be located. With respect to the towers to be built in the markets where SpectraSite is managing sites, we plan to hire different tower companies to perform these functions. See Notes 16 and 17 to our consolidated financial statements for more information on communications tower transactions with SBC and BellSouth.

Stockholders’ Agreement

      There are four Class B directors. Under a stockholders’ agreement, each of SBC and BellSouth has agreed to vote shares beneficially owned by it for:

•	the election of the Class B directors nominated by each of SBC and BellSouth, for so long as each such party is then entitled to have its nominees elected as Class B directors;

•	following any such issuance of Class A common stock of our manager, the election of one independent director to our manager’s board of directors selected by SBC and the election of one independent director selected by BellSouth, for so long as each such party is then entitled to have its nominees elected as Class B directors;

•	the removal of any Class B director as determined by the stockholder who nominated that director;

•	the appointment of a new Class B director upon any vacancy of a Class B directorship on the board or any committee of our manager’s board, as determined by the stockholder who nominated the Class B director whose departure caused the vacancy; and

•	approval of any matter submitted to the stockholders of our manager that has been previously approved by the strategic review committee of our manager.

      Following the issuance of Class A common stock of our manager, each of SBC and BellSouth shall be entitled to nominate one person to serve as an independent director. If there is an initial public offering of Class A common stock, Class A stockholders will be entitled to elect three independent directors. SBC, BellSouth and our manager have agreed that one of the independent directors shall be nominated by SBC and one by BellSouth. Within 12 months following the closing of such offering, a third independent director will be nominated by our manager’s board of directors. Our manager, which is also a party to the agreement, has agreed that it will use its best efforts to cause the holders of Class A common stock to vote in favor of the nomination as independent directors on the board of the nominees of SBC and BellSouth. In addition, SBC and BellSouth have agreed that the chairman of our manager’s board shall, for so long as SBC and BellSouth together hold at least 50% of the total voting power, other than for the election of directors, be elected from among the Class B directors nominated by SBC and BellSouth.

      The agreement contains transfer restrictions with respect to the transfer of a stockholder’s Class A and Class B common stock substantially similar to those set forth above under “— Our Limited Liability Company Agreement — Transfers of LLC Units and Common Stock”. Conversions of Class B common stock into Class A common stock are not considered transfers. In the event of a transfer, the stockholders have agreed that the party to whom the shares are transferred will become a party to the stockholders’ agreement. In addition, no stockholder may transfer any of its Class B common stock unless it transfers all of the shares it holds to the same person.

Marketing, New Products and Services, Marks and Intellectual Property

      As specified in more detail under separate agreements that are described below, our limited liability company agreement sets out the following principles:

•	we have primary responsibility for marketing our products and services;

•	SBC and BellSouth may market our products and services as agents and resellers, as further specified in the agency and resale agreements that are described below;

•	with respect to intellectual property other than the SBC and BellSouth marks, consisting of patents, trade secrets, copyrights, technology and know-how, we have entered into intellectual property agreements with SBC and BellSouth and certain of their subsidiaries;

•	we may create new products and services and associated intellectual property rights; and

•	we have agreed that we may in our sole discretion grant each of SBC and BellSouth licenses in the intellectual property that we are developing or that we acquire after October 2, 2000.

Transition Services Agreements

      SBC and BellSouth Transition Services Agreements. On October 2, 2000, we entered into a transition services agreement with each of SBC and BellSouth, pursuant to which SBC and BellSouth each provided prior to December 31, 2002 transition services and products. The services provided by both SBC and BellSouth included government and regulatory affairs, finance, compensation and benefit accounting, human resources, internal audit, risk management, technical support, marketing, research and development, procurement, real estate, legal, security and tax. The fees were determined based upon the costs of providing the level of services expected to be provided at the time we entered into the agreements. For services rendered under these agreements we paid $17 million for the year ended December 31, 2002.

      Ameritech Paging Transition Services Agreement. We also entered into a transition services agreement to continue for up to eighteen months from October 2, 2000 to provide services to Ameritech Wireless Holdings, Inc., which operates a paging business that was not contributed to us but that has been managed by a subsidiary that was contributed to us. This agreement expired on April 1, 2002 except with respect to real estate and information technology services, which were extended for 90 days.

      Intellectual Property Agreements. We have granted SBC and BellSouth perpetual, royalty-free, non-exclusive licenses to use certain technology, the ownership of which was transferred by BellSouth and SBC to us at the contribution closing, and to sell any products that are covered by that technology and certain other rights necessary for our parents to utilize the technology they transferred to us in order to continue their business without interruption. Similarly, SBC and BellSouth have each granted us a perpetual, royalty-free, non-exclusive license to certain copyrights, technology and know-how, which were not transferred to us at the contribution closing but are used in the operation of our business, as well as patents and patent applications.

Wireless Agency Agreements

      Under our wireless agency agreements with subsidiaries of SBC and BellSouth, such subsidiaries and any of their affiliates that make an election to do so act as authorized agents exclusively on our behalf for the sale of wireless services to subscribers in SBC’s and BellSouth’s respective incumbent service territories. We are free to contract with other agents for wireless services in both of our parents’ incumbent service territories, including retailers and other distributors. All subscribers contracted through SBC and BellSouth agents are our own customers, except where the agents sell packages, in which case a subscriber is a customer of one of the agents for all portions of the package other than our wireless services. All affiliates of SBC and BellSouth may act as agents for us and, when electing to act as agents, will be bound by one of the wireless agency agreements. Each agent has agreed that it will not, directly or indirectly, offer or promote wireless services of our competitors in the agent’s service territory; however, services typically referred to as “reflex paging”, which is a two-way messaging service that adds a response channel to traditional pager devices, is not considered a competing service for these purposes. See “Factors Relating to Our Arrangements with SBC and BellSouth” for further information on wireless data services.

      Each agent may elect to cease acting solely as our agent and begin to act as a reseller under a resale agreement, as described below. The election has to be made for all package subscribers, but does not affect an agent’s right to act as our agent in selling wireless services that are not included in a package. Package subscribers are those subscribers that buy combinations of wireless services and other communications services offered by our parents. In addition, the agent has a corresponding right to choose to cease acting as agent with respect to national accounts.

      Each agent has a unilateral right of termination after October 2, 2003. We may terminate the agreement with respect to any type of wireless service in the event of a change in the law relating to that type of wireless service that materially and adversely impacts our ability to conduct our business in an agent’s service territory. We may also terminate with respect to a specific wireless service if we do not get regulatory approval to sell that service in an agent’s service territory. Each wireless agency agreement also terminates upon breach, mutual agreement of the parties or on December 31, 2050. Once the agreement terminates, a former agent still has the rights under the resale agreement described below and may sell within its service territory wireless services that are not part of a package. In addition, in the event an agent terminates the agreement because we are in breach, the former agent would have the right to offer competing service purchased from third parties as an agent or reseller for those third parties. Upon termination, we may offer any communications services of the types that were previously exclusively offered through our parents, network services or other services bought from one of the agents or from third parties.

      The wireless agency agreements provide that the agents receive a commission from us for each new subscriber enrolled by the agent in its service territory, which varies depending on the average three-month churn rate. Where we, instead of the agents, provide handsets and other equipment, we only pay a partial commission. In addition, the fees may be different where we participate in the sales process. Furthermore, we pay residual compensation supplementing the commissions equal to a percentage rate multiplied by monthly charges to the customer from accessing and using our network, but only where a customer has completed a minimum of 180 days of service. Pursuant to the agency agreements, we paid $46 million for the year ended December 31, 2002.

Resale Agreements

      We agreed to sell to SBC and BellSouth and their affiliates, as resellers, both existing and future wireless services and features providing access to our wireless systems or any wireless services to which we have access under roaming agreements. The resellers will resell those services to their customers, both separately and packaged with other communications services. The reseller may sell any new service offerings that we develop both in its own service territories and outside of that service territory. We are not required to provide any customer service or billing services to the resellers’ users.

      Generally, the resellers may only sell our wireless services outside their own service territory. However, if the reseller terminates its wireless agency agreement on or after October 2, 2003, as described above under “Wireless Agency Agreements”, it may resell our wireless services in its respective service territories. Each agreement terminates on October 2, 2050 or upon mutual agreement of the parties.

      Under the resale agreements, we charge the resellers a fixed monthly charge per wireless customer. In addition, the resellers also pay charges based on usage of our network and separate charges for roaming and a number of other services. We had no revenues from these agreements in 2002.

Contribution and Formation Agreement

      We entered into an amended and restated contribution and formation agreement with SBC and BellSouth dated as of April 4, 2000, governing the contributions that were made to us on October 2, 2000 and some other contributions that were scheduled to be made later.

      We, our subsidiaries and other affiliates and our and their directors, officers, employees, shareholders and agents may seek indemnification for breaches of representations and warranties made by SBC or BellSouth in the contribution agreement, subject to certain thresholds and deductibles. The indemnification is subject to the following limitations:

•	any indemnifiable losses are subject to a minimum threshold of $2 million for individual losses, and only the amount in excess of that amount will be deemed a loss;

•	any breaches that relate to matters set forth on the respective party’s disclosure schedule shall not be deemed a loss until the amount of loss exceeds $4 million;

•	a party will not be liable for an indemnifiable loss until the total amount of the losses exceeds $250 million. For the purpose of calculating this deductible, our losses and those of SBC and BellSouth may not be counted twice for the same breach. A party is only liable for the amount of an indemnifiable loss in excess of the $250 million deductible; and

•	the maximum that SBC or BellSouth must pay for indemnifiable losses is $3 billion. Breaches of the representations on capitalization, subsidiaries, financial statements, taxes, brokers and finders and after-acquired properties are not subject to this limitation.

      Each party’s representations generally expired on April 2, 2002, except those representations relating to:

•	tax matters, which survive until the expiration of the applicable statute of limitations;

•	environmental matters, which survive until October 2, 2003; and

•	organization, good standing and qualification; capitalization; subsidiaries; corporate authority and approval; brokers and finders; after acquired properties; and BellSouth’s representations relating to the value of certain credits granted to BellSouth by Ericsson, which have no expiration date.

Registration Rights Agreements

      Our manager has granted registration rights to SBC and BellSouth through which they may require our manager to register under the Securities Act shares of its Class A common stock issued or issuable to them. These registration rights expire one year after a holder ceases to hold at least 10% of the total outstanding shares.

      Under the registration rights agreement, our manager is required to use its best reasonable efforts to register any of the shares of its common stock for sale in accordance with the intended method of disposition, subject to customary deferral rights. Each of SBC and BellSouth will have the right to demand two registrations in any calendar year, but no demand may be made unless the shares to be registered (1) constitute at least 1% of our manager’s Class A common stock outstanding, or (2) have a market value on the demand date of at least $250 million. In addition, SBC and BellSouth have the right to include their shares in other registrations of our manager’s equity securities other than an initial public offering and offerings on Form S-4 or S-8 and other than in connection with rights offerings or dividend reinvestment plans, subject to customary cutback provisions. However, SBC and BellSouth are cut back only after all other holders, including holders exercising their own demand rights, are cut back. SBC and BellSouth may also piggyback on the demand registration of another holder, but will be subject to the cutback provisions applicable to demand registrations, pursuant to which the securities to be registered by the demand holders will be considered first, then the securities to be registered by our manager and last, the securities of the holder piggybacking on the demand registration.

      Once our manager is eligible to file a shelf registration statement on Form S-3, it is required to file a shelf registration statement if so requested by SBC or BellSouth and to use its reasonable best efforts to have it declared effective and to keep it effective until the earlier of the date on which the registering holder no longer holds any of our common stock or the date on which its common stock may be sold under Rule 144(k). As long as our manager has a shelf registration statement outstanding, it is not required to file additional demand registration statements, provided that the number of securities to be registered can be sold under the shelf.

      In addition, the agreement provides that our manager is required to pay all registration expenses, including all filing fees and our fees and expenses, other than underwriting discounts and commissions and any transfer taxes incurred by the holders. Customary indemnification and contribution provisions would be applicable to any registered sale.

Information Systems Development and Support

      We receive ongoing information systems development and support services pursuant to a contract between a subsidiary of SBC and Amdocs Limited, a software company. SBC owned approximately 10% of the outstanding share capital of Amdocs Limited on December 31, 2002 Amdocs’ development and support services for the year ended December 31, 2002 resulted in charges of $67 million.

Interconnection and Long Distance Agreements

      We are also a party to local interconnect and long distance agreements with subsidiaries of SBC and BellSouth. Pursuant to these agreements, we incurred expenses of $663 million for the year ended December 31, 2002.

SNET Diversified Group Name Delivery Service Agreement

      We and SNET Diversified Group (SNET DG), an affiliate of SBC, entered into an agreement in October 2001 to provide Calling Name Delivery (CNAM) service and to receive a share of the fees generated by the provision of this service. CNAM service allows Local Exchange Carrier (LEC) subscribers with caller ID to view the name of a Cingular subscriber calling an LEC subscriber. LECs pay a fee to SNET DG each time a subscriber uses this service, which SNET DG will share with us on a percentage basis, beginning at 50% of revenues, and increasing to a maximum of 65%, with the addition of subscribers and/or additional markets adding CNAM service. For the year ended December 31, 2002, we recorded approximately $8 million in revenue from SNET DG under this agreement.

Service Level Agreement

      We entered into a service level agreement with BellSouth Affiliate Services Corporation (BASC), an affiliate of BellSouth, pursuant to which BASC provides us with various lockbox services including processing and depositing customer payments, payment inquiry services, processing and distributing customer correspondence and monthly performance monitoring reports. The service level agreement provides for fixed fees based on the type of payment processed. Pursuant to this agreement, we paid BASC $7 million for the year ended December 31, 2002. These cost are included in the amounts reported for transition services.

      Although we believe that the operating agreements described above are as advantageous to us as agreements that could otherwise be obtained from unrelated third parties, we have no independent verification that they are as advantageous as similar agreements negotiated with unaffiliated third parties.

Item 14.	Controls and Procedures

      (a) On March 11, 2003 (Evaluation Date), management concluded its evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. As of the Evaluation Date, our President and Chief Executive Officer and our Chief Financial Officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives. We also have investments in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities are necessarily more limited than those we maintain with respect to our consolidated subsidiaries

      (b) There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Page(s)
in This
Form 10-K

a. Documents filed as part of the report
(1) Financial Statements
Cingular Wireless LLC
Report of Independent Auditors	56
Consolidated Statements of Income for the period from April 24, 2000 through December 31, 2000 and for the years ended December 31, 2001 and 2002.	57
Consolidated Balance Sheets as of December 31, 2001 and 2002	58
Consolidated Statements of Cash Flows for the period from April 24, 2000 through December 31, 2000 and for the years ended December 31, 2001 and 2002.	59
Consolidated Statements of Changes in Members’ Capital for the period ended December 31, 2000 and for the years ended December 31, 2001 and 2002.	60
Notes to Consolidated Financial Statements	61
SBC Domestic Wireless Group
Report of Independent Auditors	90
Combined Statement of Operations for the period from January 1, 2000 to October 2, 2000	91
Combined Statement of Cash Flows for the period January 1, 2000 to October 2, 2000	92
Combined Statement of Shareowner’s Equity for the period ended October 2, 2000	93
Notes to Combined Financial Statements	94
BellSouth Domestic Wireless Group
Report of Independent Auditors	103
Combined Statement of Operations for the period from January 1, 2000 to October 2, 2000	104
Combined Statement of Cash Flows for the period January 1, 2000 to October 2, 2000	105
Combined Statement of Shareowner’s Equity for the period ended October 2, 2000	106
Notes to Combined Financial Statements	107
(2) Financial Statement Schedule as set forth under Item 8 of this Report
Cingular Wireless LLC
Schedule II — Valuation and Qualifying Accounts	117
All other financial statements and schedules not listed are omitted because they are not required, or the required information is included in the consolidated financial statements
(3) Exhibits. The following exhibits are either provided with this Form 10-K or are incorporated by reference.

Exhibit
Number	Description

*	Incorporated by reference
#	Management contract or compensatory plan or arrangement
2.1*	Amended and Restated Contribution and Formation Agreement among SBC Communications, Inc., BellSouth Corporation and Alloy LLC, dated as of April 4, 2000 (Exhibit 2.1 to Registration Statement on Form S-4 filed January 24, 2002, Registration No. 333-81342)
2.1.1	Second Amendment to Amended and Restated Contribution and Formation Agreement among SBC Communications, Inc., BellSouth Corporation and Cingular Wireless

Exhibit
Number	Description

3.1*	Certificate of Formation of the Company, dated April 19, 2000, as amended by Certificate of Merger, dated November 1, 2000, Certificate of Merger, Dated February 21, 2001, and Certificate of Amendment, dated March 1, 2001 (Exhibit 3.1 to Registration Statement on Form S-4 filed January 24, 2002, Registration No. 333-81342)
3.2*	Limited Liability Company Agreement of Alloy LLC by and among SBC Communications Inc., SBC Alloy Holdings, Inc., BellSouth Corporation, BellSouth Mobile Data, Inc., BSCC of Houston, Inc., ACCC of Los Angeles, Inc., BellSouth Cellular Corp., RAM Broadcasting Corporation and Alloy Management Corp., dated as of October 2, 2000, as amended by Amendment No. 1, dated January 1, 2001, Amendment No. 2, dated April 3, 2001 and Amendment No. 3, dated April 3, 2001 (Exhibit 3.2 to Registration Statement on Form S-4 filed January 24, 2002, Registration No. 333-81342)
3.2.1*	Amendment No. 4 to Limited Liability Company Agreement dated December 31, 2001 (Exhibit 3.3 to Amendment No. 1 to the Registration Statement on Form S-4 filed May 31, 2002, Registration No. 333-81342)
4.1*	Indenture between the Company and Bank One Trust Company, N.A., as Trustee, dated as of December 12, 2001 (Exhibit 4.1 to Registration Statement on Form S-4 filed January 24, 2002, Registration No. 333-81342)
4.1.1	First Supplemental Indenture between the Company and Bank One Trust Company, N.A., as Trustee, dated December 31, 2002.
4.2	$500,000,000 5.625% Senior Note Due December 15, 2006
4.3	$750,000,000 6.5% Senior Note Due December 15, 2011
4.4	$750,000,000 7.125% Senior Note Due December 15, 2031
10.1*	Wireless Agency Agreement between Alloy LLC and BellSouth Telecommunications Inc., dated October 2, 2000 (Exhibit 10.1 to Registration Statement on Form S-4 filed January 24, 2002, Registration No. 333-81342)
10.2*	Wireless Agency Agreement between Alloy LLC and SBC Operations, Inc., dated October 2, 2000 (Exhibit 10.2 to Registration Statement on Form S-4 filed January 24, 2002, Registration No. 333-81342)
10.3*	Resale Agreement between Alloy LLC and BellSouth Telecommunications, Inc., dated October 2, 2000 (Exhibit 10.3 to Registration Statement on Form S-4 filed January 24, 2002, Registration No. 333-81342)
10.4*	Resale Agreement between Alloy LLC and SBC Communications Inc., dated October 2, 2000 (Exhibit 10.4 to Registration Statement on Form S-4 filed January 24, 2002, Registration No. 333-81342)
10.5*	Intellectual Property License Agreement between Alloy LLC and BellSouth Corporation, dated October 2, 2000 (Exhibit 10.5 to Registration Statement on Form S-4 filed January 24, 2002, Registration No. 333-81342)
10.6*	Intellectual Property Agreement between Cingular Wireless LLC and BellSouth Intellectual Property Marketing Corporation, dated October 17, 2001 (Exhibit 10.6 to Registration Statement on Form S-4 filed January 24, 2002, Registration No. 333-81342)
10.7*	Intellectual Property License Agreement between Alloy LLC and SBC Communications Inc., dated October 2, 2000 (Exhibit 10.7 to Registration Statement on Form S-4 filed January 24, 2002, Registration No. 333-81342)
10.8*	Intellectual Property License Agreement between BellSouth Corporation and Alloy LLC, dated October 2, 2000 (Exhibit 10.8 to Registration Statement on Form S-4 filed January 24, 2002, Registration No. 333-81342)
10.9*	Intellectual Property License Agreement between SBC Communications Inc. and Alloy LLC, dated October 2, 2000 (Exhibit 10.9 to Registration Statement on Form S-4 filed January 24, 2002, Registration No. 333-81342)

Exhibit
Number	Description

10.10*	Authorized Sales Representative Agreement by and among SBC Communications Inc., Southwestern Bell Telephone Company, Pacific Bell Telephone Company, Ameritech Illinois, Ameritech Indiana, Ameritech Michigan, Ameritech Ohio, Ameritech Wisconsin, Nevada Bell Telephone, Southern New England Telephone Company and Alloy LLC, dated October 2, 2000, completed pursuant to the Wireline Agency Signature Agreement between SBC Communications Inc. and Alloy LLC, dated October 2, 2000 (Exhibit 10.10 to Registration Statement on Form S-4 filed January 24, 2002, Registration No. 333-81342)
10.11*	Marketing Representative Agreement between BellSouth Telecommunications, Inc. and BellSouth Cellular Corp., dated July 17, 1998 (Exhibit 10.11 to Registration Statement on Form S-4 filed January 24, 2002, Registration No. 333-81342)
10.12*	Assignment and Assumption Agreement between BellSouth Cellular Corp. and Alloy LLC (Exhibit 10.12 to Registration Statement on Form S-4 filed January 24, 2002, Registration No. 333-81342)
10.13	Capital Markets Debt Subordination Agreement, dated as of November 21, 2000, among SBC Communications Inc., BellSouth Corporation and any Subsidiary Lender
10.14*	Subordinated Notes of SBC and BellSouth (Exhibit 10.14 to Amendment No. 1 to the Registration Statement on Form S-4 filed May 31, 2002, Registration No. 333-81342)
10.15*	Agreement to Sublease, dated August 25, 2000, by and among SBC Wireless, Inc., for itself and on behalf of the Sublessor Entities, SpectraSite Holdings Inc. and Southern SpectraSite Towers, Inc. (Exhibit 10.1 of SpectraSite Holdings Inc. Current Report on Form 8-K, dated August 25, 2000)
10.16*#	Cingular Wireless Cash Deferral Plan (Exhibit 10.16 to Registration Statement on Form S-4 filed January 24, 2002, Registration No. 333-81342)
10.17*#	Cingular Wireless Pension Plan (Exhibit 10.17 to Amendment No. 1 to the Registration Statement on Form S-4 filed April 25, 2002, Registration No. 333-81342)
10.18*#	Cingular Wireless Savings Plan (Exhibit 10.18 to Amendment No. 1 to the Registration Statement on Form S-4 filed April 25, 2002, Registration No. 333-81342)
10.19*#	Agreement between Mark Feidler and BellSouth Corporation (Exhibit 10.19 to Registration Statement on Form S-4 filed January 24, 2002, Registration No. 333-81342)
10.20*#	The Amended and Restated BellSouth Corporation Stock Plan effective April 24, 1995, as amended (Exhibit 10v-1 of BellSouth Corporation Annual Report on Form 10-K for the year ended December 31, 2000)
10.21*#	BellSouth Corporation Stock Plan, as amended on September 23, 1996 and November 24, 1996 (Exhibit 10v of BellSouth Corporation Annual Report on Form 10-K for the year ended December 31, 1996)
10.22*#	BellSouth Corporation Trust Under Executive Benefit Plan(s), as amended April 28, 1995 (Exhibit 10u-1 of BellSouth Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 1995)
10.22.1*#	Amendment, dated May 23, 1996, to the BellSouth Corporation Trust Under Executive Benefit Plan(s) (Exhibit 10s-1 of BellSouth Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 1996)
10.23*#	BellSouth Retirement Savings Plan, as amended and restated effective July 1, 2001(Exhibit 10-w of BellSouth Corporation Annual Report on Form 10-K for the year ended December 31, 2001)
10.30*#	BellSouth Corporation Executive Long-Term Incentive Plan (Exhibit 10e of BellSouth Corporation Annual Report on Form 10-K for the year ended December 31, 1991)
10.31*#	BellSouth Corporation Executive Incentive Award Deferral Plan, as amended and restated effective September 23, 1996 (Exhibit 10g of BellSouth Corporation Annual Report on Form 10-K for the year ended December 31, 1996)

Exhibit
Number	Description

10.32*#	BellSouth Corporation Supplemental Executive Retirement Plan, as amended on March 23, 1998 (Exhibit 10i of BellSouth Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)
10.33*#	BellSouth Corporation Nonqualified Deferred Compensation Plan, as amended and restated effective November 25, 1996 (Exhibit 10h of BellSouth Corporation Annual Report on Form 10-K for the year ended December 31, 1996)
10.34*#	SBC Communications Inc. 1996 Stock and Incentive Plan (Exhibit 10-p of SBC Communications Inc. Annual Report on Form 10-K for the year ended December 31, 2001)
10.35*#	SBC Communications Inc. 2001 Incentive Plan (Exhibit 10-w of SBC Communications Inc. Annual Report on Form 10-K for the year ended December 31, 2001)
10.36*#	SBC Communications Inc. Stock Savings Plan, as amended through September 28, 2001(Exhibit 10-m of SBC Communications Inc. Annual Report on Form 10-K for the year ended December 31, 2001)
10.38*#	SBC Communications Inc. Short-Term Incentive Plan (Exhibit 10-a of SBC Communications Inc. Annual Report on Form 10-K for the year ended December 31, 2000)
10.39*	SBC Communications Inc. Supplemental Retirement Income Plan (Exhibit 10-d of SBC Communications Inc. Annual Report on Form 10-K for the year ended December 31, 2000)
10.40*#	SBC Communications Inc. 1992 Stock Option Plan, as amended through June 19, 2001 (Exhibit 10-n of SBC Communications Inc. Annual Report on Form 10-K for the year ended December 31, 2001)
10.41*#	Pacific Telesis Group 1994 Stock Incentive Plan (Attachment A of Pacific Telesis Group’s Definitive Proxy Statement, dated March 11, 1994, and amended March 14 and March 25, 1994)
10.42*#	Cingular Wireless SBC Transition Executive Benefit Plan (Exhibit 10.42 to Amendment No. 1 to the Registration Statement on Form S-4 filed May 31, 2002, Registration No. 333-81342)
10.43*#	Cingular Wireless Long-Term Incentive Plan (Exhibit 10.43 to Amendment No. 1 to the Registration Statement on Form S-4 filed May 31, 2002, Registration No. 333-81342)
10.44*#	Service Level Agreement (Exhibit 10.44 to Amendment No. 1 to the Registration Statement on Form S-4 filed April 25, 2002, Registration No. 333-81342)
10.45*#	Cingular Wireless Executive Short Term Incentive Award Plan (Exhibit 10.45 to Amendment No. 1 to the Registration Statement on Form S-4 filed May 31, 2002, Registration No. 333-81342)
10.46*#	Cingular Wireless BLS Transition Executive Benefit Plan (Exhibit 10.46 to Amendment No. 1 to the Registration Statement on Form S-4 filed May 31, 2002, Registration No. 333-81342)
10.47*#	Cingular Wireless Executive Financial Services Plan (Exhibit 10.47 to Amendment No. 1 to the Registration Statement on Form S-4 filed May 31, 2002, Registration No. 333-81342)
10.48#	Officer Communication Plan
10.49	Employment Agreement with Stanley T. Sigman
10.50	Employment Agreement with Stephen Carter
10.51	Employment Agreement with Thaddeus Arroyo
12	Statement of Computation of Ratios of Earnings to Fixed Charges
21	Subsidiaries of the Registrant
24	Powers of Attorney
99.1*	Amended and Restated Certificate of Incorporation of Cingular Wireless Corporation, dated October 2, 2000, as amended on October 23, 2000 and April 16, 2001 (Exhibit 99.4 to Registration Statement on Form S-4 filed January 24, 2002, Registration No. 333-81342)

Exhibit
Number	Description

99.2*	Amended and Restated Bylaws of Cingular Wireless Corporation, dated October 2, 2000, as amended on January 19, 2001 and November 28, 2001 (Exhibit 99.5 to Registration Statement on Form S-4 filed January 24, 2002, Registration No. 333-81342)
99.2.1*	Amendment to Bylaws dated April 30, 2002 (Exhibit 99.6 to Amendment No. 1 to the Registration Statement on Form S-4 filed May 31, 2002, Registration No. 333-81342)
99.3	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
99.4	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

b.	Report on Form 8-K

We did not file any reports on Form 8-K during the fiscal year ended December 31, 2002.

      c. We hereby file as part of this Form 10-K the Exhibits listed in Item 15(a)(3) above.

d.	The following financial statement schedule is filed herewith:

Schedule II — Valuation and Qualifying Agreements

      Schedules not listed above are omitted because they are not required, or the required information is included in our consolidated financial statements or notes thereto.

      Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act:

      We have not prior to the filing of this annual report on Form 10-K sent to our security holders any annual report covering our last fiscal year or proxy materials with respect to an annual or other meeting of our security holders.

SIGNATURES

      Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINGULAR WIRELESS LLC

By:	CINGULAR WIRELESS CORPORATION,

as Manager

By:	/s/ RICHARD G. LINDNER

Richard G. Lindner
Chief Financial Officer

Date: March 11, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Cingular Wireless Corporation, as manager of the registrant, in the capacities and on the dates indicated.

	Signature	Title

	/s/ STANLEY T. SIGMAN* Stanley T. Sigman*	President and Chief Executive Officer (Principal Executive Officer)

	/s/ RICHARD G. LINDNER* Richard G. Lindner*	Chief Financial Officer (Principal Financial Officer)

	/s/ GREGORY T. HALL* Gregory T. Hall*	Controller (Principal Accounting Officer)

	/s/ RICHARD A. ANDERSON* Richard A. Anderson*	Class B Director

	/s/ RONALD M. DYKES* Ronald M. Dykes*	Class B Director

	/s/ RANDALL L. STEPHENSON* Randall L. Stephenson*	Chairman of the Board and Class B Director

	/s/ RAYFORD WILKINS, JR.* Rayford Wilkins, Jr.*	Class B Director

*By	/s/ RICHARD G. LINDNER Richard G. Lindner (Individually and As Attorney-In-Fact) March 11, 2003

302 CERTIFICATION

I, Stanley T. Sigman, President and Chief Executive Officer of the Company, certify that:

      1. I have reviewed this annual report on Form 10-K of Cingular Wireless LLC;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/STANLEY T. SIGMAN

Stanley T. Sigman
President and Chief Executive Officer

Date: March 11, 2003

302 CERTIFICATION

I, Richard G. Lindner, Chief Financial Officer of the Company, certify that:

      1. I have reviewed this annual report on Form 10-K of Cingular Wireless LLC;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ RICHARD G. LINDNER

Richard G. Lindner
Chief Financial Officer

Date: March 11, 2003