Form 10-Q
period 2003-03-31
CINGULAR WIRELESS LLC
filed 2003-05-13
CIK 1130452

FORM 10-Q

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

      (Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2003
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the transition period from                       to

Commission File Number 333-81342

CINGULAR WIRELESS LLC

Formed under the laws of the State of Delaware

I.R.S. Employer Identification Number 74-2955068

5565 Glenridge Connector, Atlanta, Georgia 30342

Telephone Number: (404) 236-7895

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.) Yes ☐     No ☒

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)
Dollars in Millions

CONSOLIDATED STATEMENTS OF INCOME

	For the three months
	ended March 31,
	2002	2003

Operating revenues:
Service revenues	$3,316	$3,346
Equipment sales	227	244

Total operating revenues	3,543	3,590

Operating expenses:
Cost of services (excluding depreciation of $331 and $389, which is included below)	723	773
Cost of equipment sales	404	396
Selling, general and administrative	1,299	1,217
Depreciation and amortization	450	488

Total operating expenses	2,876	2,874

Operating income	667	716

Other income (expenses):
Interest expense	(225)	(225)
Minority interest in earnings of consolidated entities	(31)	(24)
Equity in net loss of affiliates	(58)	(72)
Other, net	19	26

Total other income (expenses)	(295)	(295)

Income before provision for income taxes and cumulative effect of accounting change	372	421
Provision for income taxes	2	2

Income before cumulative effect of accounting change	370	419
Cumulative effect of accounting change, net of tax	(32)	–

Net income	$338	$419

See accompanying notes.

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)
Dollars in Millions

CONSOLIDATED BALANCE SHEETS

	(Audited)
	At December 31,	At March 31,
	2002	2003

Assets
Current assets:
Cash and cash equivalents	$908	$1,358
Accounts receivable – net of allowance for doubtful accounts of $163 and $144	1,520	1,371
Inventories	126	112
Prepaid expenses and other current assets	177	217

Total current assets	2,731	3,058

Property, plant and equipment, net	10,146	10,037
FCC licenses, net	7,387	7,754
Goodwill, net	844	844
Other intangible assets, net	307	269
Investments in and advances to equity affiliates	2,316	1,911
Other assets	391	379

Total assets	$24,122	$24,252

Liabilities and members’ capital
Current liabilities:
Debt maturing within one year	$45	$45
Accounts payable	1,043	690
Due to affiliates, net	45	47
Advanced billing and customer deposits	446	456
Accrued liabilities	1,208	1,200

Total current liabilities	2,787	2,438

Long-term debt:
Debt due to affiliates	9,678	9,678
Other long-term debt, net of discount	2,868	2,885

Total long-term debt	12,546	12,563

Other noncurrent liabilities	681	695

Total liabilities	16,014	15,696

Minority interests in consolidated entities	567	610
Members’ capital:
Members’ capital	7,721	8,126
Receivable for properties to be contributed	(178)	(178)
Accumulated other comprehensive loss	(2)	(2)

Total members’ capital	7,541	7,946

Total liabilities and members’ capital	$24,122	$24,252

See accompanying notes.

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)
Dollars in Millions

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended March 31,
	2002	2003

Operating activities
Net income	$338	$419
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	450	488
Provision for doubtful accounts	67	64
Gain on disposition of businesses	(7)	–
Gain on termination of capital lease obligations	–	(23)
Minority interest in earnings of consolidated entities	31	24
Equity in net loss of affiliates	58	72
Cumulative effect of accounting change, net of tax	32	–
Changes in operating assets and liabilities:
Accounts receivable	(76)	85
Other current assets	(17)	(37)
Accounts payable and other current liabilities	(667)	(264)
Pensions and post-employment benefits	27	22
Other, net	17	31

Net cash provided by operating activities	253	881

Investing activities
Construction and capital expenditures	(346)	(327)
Investments in and advances to equity affiliates, net	(111)	(74)
Dispositions of businesses and licenses	6	5
Acquisitions of licenses	–	(11)

Net cash used in investing activities	(451)	(407)

Financing activities
Net repayment of commercial paper	(27)	–
Net repayment of long-term debt	(31)	(15)
Net distributions to minority interests	(26)	(9)

Net cash used in financing activities	(84)	(24)

Net (decrease) increase in cash and cash equivalents	(282)	450
Cash and cash equivalents at beginning of period	567	908

Cash and cash equivalents at end of period	$285	$1,358

See accompanying notes.

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)
Dollars in Millions

CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS’ CAPITAL

Balance at December 31, 2002	$7,541
Net income	419
Contributions from members, net	(14)

Balance at March 31, 2003	$7,946

	For the three months
	ended March 31,
Comprehensive Income	2002	2003

Net income	$338	$419
Other comprehensive income:
Foreign currency translation adjustment	4	–
Net unrealized gain on securities	1	–

Total comprehensive income	$343	$419

See accompanying notes.

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)
Dollars in Millions

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Background Cingular Wireless LLC (the Company) is a Delaware limited liability company formed by SBC Communications Inc. (SBC) and BellSouth Corporation (BellSouth) as the operating company for their U.S. wireless joint venture. The parties entered into an agreement to form the Company in April 2000, subject to regulatory approvals. Cingular Wireless Corporation acts as the Company’s manager and controls the Company’s management and operations. The Company provides domestic wireless communications services, including local, long-distance, and roaming services using both cellular and personal communications services (PCS). Wireless services and products also include certain voice and data enhanced services, interactive messaging services and wireless equipment. All of the Company’s operations, which consist of businesses in 37 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands, are conducted through subsidiaries or ventures.

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

Basis of Presentation The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) that permit reduced disclosure for interim periods. Management believes that the consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results for the interim periods shown. The results for the interim periods are not necessarily indicative of results for the full year. These interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2002.

New Accounting Standards In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to address the consolidation of certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. FIN 46 requires existing unconsolidated variable interest entities to

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)
Dollars in Millions

be consolidated by their primary beneficiaries. All companies with variable interests in variable interest entities created after January 31, 2003, shall apply the provisions of this Interpretation to those entities immediately. A public company that holds a variable interest in a variable interest entity it acquired before February 1, 2003, shall apply the provisions of this Interpretation no later than the beginning of the first interim or annual reporting period after June 15, 2003. For variable interest entities for which an enterprise holds a variable interest that it acquired before February 1, 2003, FIN 46 may be applied by restating previously issued financial statements or prospectively from the date of adoption. The Company applied the provisions of this new pronouncement effective January 1, 2003 and consolidated Salmon PCS LLC (Salmon). The Company did not restate any previously issued financial statements. See Note 5 for further discussion of the consolidation of Salmon.

In November 2002, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on EITF No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. The consensus addresses how to account for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. Revenue arrangements with multiple deliverables are required to be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. The consensus also supersedes certain guidance set forth in SEC Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements. The final consensus is applicable to agreements entered into in quarters beginning after June 15, 2003, with early adoption permitted. Additionally, companies are permitted to apply the consensus guidance to all existing arrangements as a cumulative effect of a change in accounting principle. The Company will adopt this new pronouncement effective July 1, 2003. The Company has determined that the sale of wireless services through its direct sales channel with an accompanying handset constitutes a revenue arrangement with multiple deliverables. Upon adoption of EITF No. 00-21, the Company will discontinue deferring direct sales channel non-refundable, up-front activation fees and associated costs. Activation fees will be included in equipment sales rather than service revenues in the consolidated statement of income to the extent that the aggregate activation fee and handset proceeds received from a subscriber do not exceed the fair value of the handset sold. The impact to results of operations and cash flows will not be material.

In June 2001, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations. This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and capitalize that amount as part of the book value of the long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss. This statement is effective for financial statements for fiscal years beginning after June 15, 2002. The Company adopted provisions of this statement effective January 1, 2003.

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)
Dollars in Millions

The Company has certain legal obligations related to network infrastructure, principally tower assets, which fall within the scope of SFAS No. 143. These legal obligations include obligations to remediate leased land on which the Company’s tower assets are located. In conjunction with the adoption of SFAS No. 143, the Company did not record asset retirement obligations for network infrastructure assets subject to the provisions of this statement as the fair value of the obligations could not reasonably be estimated. The Company believes that uncertainty as to the eventual settlement of legal obligations exists due to trends in the wireless communications industry such as the rapid growth in minutes of use on wireless networks, increasing subscriber penetration and deployment of next generation technologies. Therefore, these factors increase the probability that third parties would not contractually enforce their remediation rights related to the sites. Based on the combination of these industry trends and the Company’s limited experience in removing sites, it is not probable that any sites will be removed in the foreseeable future and require remediation. Therefore, sufficient information to estimate a range of potential settlement dates is not available. In accordance with SFAS No. 143, the Company will not recognize a liability until such information becomes known.

2.	PROPERTY, PLANT AND EQUIPMENT The Company’s cellular/PCS networks are currently equipped with digital transmission technologies known as Time Division Multiple Access (TDMA) technology and Global System for Mobile Communication (GSM) technology. The Company is currently in the process of adding GSM equipment throughout its TDMA markets to provide a common voice standard. At the same time, the Company is adding high-speed technologies for data services. The GSM network upgrade is expected to be substantially complete by the end of 2003 when approximately 90% of the Company’s population (POPs) will be covered by GSM. While the Company will continue to sell and market TDMA services for the foreseeable future, the amount of the future cash flows to be derived from the TDMA network assets is highly dependent upon the rate of transition of existing subscribers using TDMA equipment to GSM-capable equipment, as well as other competitive and technological factors. The TDMA network assets were generally depreciated over an eight-year period. Effective January 1, 2003, the Company implemented the results of a review of the estimated service lives of its remaining TDMA network assets. The Company determined that a reduction in the useful lives of TDMA assets is warranted based on the projected transition of network traffic to GSM technology. Useful lives were shortened to fully depreciate all TDMA equipment by 2008. TDMA equipment acquired after January 1, 2003 will have useful lives not to exceed six years. Depreciation expense increased by $21 for the period ended March 31, 2003 as a result of the change in estimate.

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)
Dollars in Millions

3.	INTANGIBLE ASSETS Summarized below are the carrying values for the major classes of intangible assets that continue to be amortized, as well as the carrying values of those intangible assets which are no longer amortized:

		(Audited)
		December 31, 2002		March 31, 2003

		Gross		Gross
	Useful	Carrying	Accumulated	Carrying	Accumulated
	Lives	Amount	Amortization	Amount	Amortization

Intangible assets subject to amortization:
FCC licenses used in Mobitex business	4 years	$28	$–	$28	$(2)
Customer lists	5 years	1,070	(771)	1,070	(808)
Other	3 – 5 years	145	(137)	145	(138)

Total		$1,243	$(908)	$1,243	$(948)

Intangible assets not subject to amortization:
FCC licenses		$7,359	$–	$7,728	$–

Goodwill		$844	$–	$844	$–

The following table presents current and estimated amortization expense for each of the following periods:

Aggregate amortization expense:
For the three months ended March 31, 2003	$40

Estimated amortization expense:
For the remainder of 2003	$122
For the years ending December 31,
2004	114
2005	48
2006	11

$295

4.	INVESTMENTS IN AND ADVANCES TO EQUITY AFFILIATES The Company has investments in affiliates for which it does not have a controlling interest that are accounted for under the equity method. At March 31, 2003, the most significant of these investments is GSM Facilities, LLC (Factory), a jointly-controlled infrastructure venture with T-Mobile USA, Inc. (T-Mobile) for networks in the New York City metropolitan area, California and Nevada. Prior to January 1, 2003, Salmon was accounted for as an equity method investment. See Note 5 for a discussion of the consolidation of Salmon.

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)
Dollars in Millions

Investments in and advances to equity affiliates consist of the following:

	(Audited)
	December 31,	March 31,
	2002	2003

Investment in Factory	$1,966	$1,895
Investment in Salmon	236	–
Advances to Salmon, including accrued interest	101	–
Other	13	16

	$2,316	$1,911

The Company and T-Mobile agreed to jointly fund capital expenditures of Factory. Contributions to Factory are generally determined by the Company’s proportionate share of the annual capital expenditure requirements based on each party’s incremental growth in minutes of use, and such contributions are accounted for as an increase to the Company’s investment. The joint venture agreement also provides for capital settlements that are calculated each quarter and can either reduce or increase the investment. For the three months ended March 31, 2002 and 2003, the Company made net contributions of assets to Factory of $183 and $104, respectively. The Company also recorded an affiliate receivable for capital settlements of $103 and reduced its investment in Factory for the three months ended March 31, 2003. There were no capital settlements for the three months ended March 31, 2002. The Company has a contractual commitment to contribute an additional $225 to Factory in 2003.

The Company incurs and charges to Factory certain network operating costs. For the three months ended March 31, 2002 and 2003, the Company incurred costs of $52 and $79, respectively. In turn, the monthly operating expenses of Factory are charged back to the Company and T-Mobile based upon their share of the total minutes of use on the respective networks. Charges for network services provided by Factory to the Company were $53 and $59 for the three months ended March 31, 2002 and 2003, respectively. These charges for network services are included in “Cost of services” in the consolidated statements of income.

Factory is expected to incur net losses due to depreciation and interest expense, which are not reimbursed by the Company or T-Mobile. For the three months ended March 31, 2002 and 2003, the Company recorded equity in the net loss of Factory of $47 and $72, respectively. At March 31, 2003, the Company’s economic interest in Factory approximated 75%.

5.	SALMON In November 2000, the Company and Crowley Digital Wireless, LLC (Crowley Digital) entered into an agreement, pursuant to which Salmon was formed to bid as a “very small business” for certain 1900 MHz band PCS licenses auctioned by the Federal Communications Commission (FCC). The auction ended in January 2001. Salmon was the successful bidder for, and at the conclusion of the auction proceedings was granted, 45 licenses, for which Salmon paid $241. Salmon was also the successful bidder for 34 other licenses reclaimed from carriers in bankruptcy and auctioned by the FCC. In December 2002, the FCC

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)
Dollars in Millions

released Salmon from its purchase obligation and returned Salmon’s downpayment on the 34 licenses. In January 2003, after a protracted legal challenge by one of the wireless carriers in bankruptcy, the U.S. Supreme Court invalidated the auction results as to the challenged licenses. The FCC’s grant of the 45 unchallenged licenses was not affected by this decision.

Management control of Salmon is vested in Crowley Digital under the terms of Salmon’s limited liability company agreement as Crowley Digital appoints three of the five members of Salmon’s management committee. The Company does not have the unilateral ability to control any actions by Salmon. As a result, the Company’s non-controlling voting interest in Salmon has historically been accounted for as an equity method investment. As of December 31, 2002 and March 31, 2003, the Company had a non-controlling equity interest in Salmon of approximately 80%.

As described in Note 1, the Company early adopted the provisions of FIN 46 effective January 1, 2003. The Company determined that Salmon meets the definition of a variable interest entity and that the Company is the primary beneficiary of the Salmon variable interests. Accordingly, the Company consolidated the financial position, results of operations and cash flows of Salmon effective January 1, 2003. Consolidation of Salmon in the Company’s financial statements is solely for purposes of complying with FIN 46, and does not reflect any change in voting control over Salmon. The Company initially measured the assets, liabilities and noncontrolling interests of Salmon at their carrying amounts. The equity interest of Crowley Digital is included in minority interests in the accompanying consolidated financial statements. The Company will not restate any previously issued financial statements. The following unaudited pro forma information presents the financial position of the Company as if Salmon had been consolidated effective January 1, 2002:

	(Audited)	Impact of
Balance Sheet Information as of	Cingular Wireless	Salmon	Consolidated with
December 31, 2002	LLC	Consolidation	Salmon

Current assets	$2,731	$1	$2,732
FCC licenses, net	7,387	358	7,745
Investments in and advances to equity affiliates	2,316	(337)	1,979
Other assets	11,688	13	11,701
Liabilities	16,014	1	16,015
Minority interests in consolidated entities	567	34	601
Members’ capital	7,541	–	7,541

The income statement and cash flow impacts of the Salmon consolidation for the year ended December 31, 2002 would not have been material.

6.	AT&T WIRELESS VENTURE In January 2002, the Company entered into an agreement with AT&T Wireless Services, Inc. (AT&T Wireless) to form a jointly-controlled and equally-owned venture to build out a voice network utilizing GSM technology with General Packet

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)
Dollars in Millions

Radio Service/ Enhanced Data Rate for Global Evolution (GPRS/ EDGE) data technologies along a number of major highways in the United States in order to ensure availability of GSM/ GPRS/ EDGE service to its customers. The Company expects that the venture will reduce incollect roaming expenses it pays to other carriers when the Company’s customers use their wireless devices as they travel on those highways. The Company and AT&T Wireless will each buy services from the venture and provide services under their own brand names. In March 2003, the Company contributed licenses of $2 to the venture. For the three months ended March 31, 2003, equity in net loss was not material.

7.	FINANCIAL INSTRUMENTS In March 2003, the Company entered into two interest rate swap contracts with banks to convert a portion of the fixed rate exposure on its Senior Notes due December 15, 2006 to variable rates. The Company uses interest rate swaps to manage its interest rate exposure on its debt obligations. Under the terms of the interest rate swap contracts, the Company receives interest at a fixed rate of 5.625% and pays interest at a variable rate equal to the six-month LIBOR plus a margin, based on an aggregate notional amount of $250. The six-month LIBOR rate on each reset date determines the variable portion of the interest rate swap. The Company has designated the swaps as fair value hedges of its fixed rate debt. Accordingly, the Company will record the swaps on the balance sheet as an asset or liability with changes in fair value reflected in the consolidated statement of income each reporting period. The change in the fair value of the debt attributable to interest rate fluctuations is also reflected in earnings through adjustments to the debt’s carrying amount. The Company has determined that there will be no effect on the Company’s results of operations for changes in the fair value of the interest rate swaps and the debt. As of March 31, 2003, there were no material changes in the fair value of the interest rate swaps and the debt. The Company includes gains or losses on interest rate swaps when paid or received in interest expense in the consolidated statement of income. The Company does not invest in derivative instruments for trading purposes.

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)
Dollars in Millions

8.	RELATED PARTY TRANSACTIONS In addition to the affiliate transactions with equity investees described elsewhere in these consolidated financial statements, other significant transactions with related parties, principally our members, are as follows:

	Three months ended
	March 31,
Type of Service(1)	2002	2003

Interconnect and long distance	$136	$196
Information systems development and support(2)	16	12
Agent commissions and compensation	6	15
Transition services	6	1
Interest expense on debt due to affiliates(3)	179	179

(1)	For a further description of services, see Note 10 to the audited consolidated financial statements included in Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2002.

(2)	These are charges for services under contract with Amdocs Limited, a software company affiliated with SBC. Charges for Amdocs development and support services for the three months ended March 31, 2002 and 2003 that were capitalized were $8 and $5, respectively.

(3)	For further detail on affiliate debt, see Note 7 to the audited consolidated financial statements included in Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2002.

The Company had receivables from affiliates of $97 and $136 and payables to affiliates of $142 and $183 at December 31, 2002 and March 31, 2003, respectively.

9.	REORGANIZATION COSTS In August 2002, the Company announced plans to reorganize its sales operations and to reduce its workforce in these and other functional areas of the business. It was expected that approximately 2,500 to 3,000 positions (employees, contractors and temporary personnel) would be eliminated, with more than one-third occurring through the elimination of temporary positions and normal attrition. Substantially all employees affected received notification in mid-September 2002. At March 31, 2003, approximately 1,600 employees had been terminated. Employee severance costs were accounted for in accordance with SFAS No. 112, Employers’ Accounting for Postemployment Benefits. For other costs of the reorganization, the Company adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, in 2002 and accounts for the costs of the reorganization when the liability is incurred. The costs associated with the reorganization are not expected to exceed $70. A summary of total expected costs to be incurred and the amounts incurred during the

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)
Dollars in Millions

three months ended March 31, 2003 and cumulative through March 31, 2003 is presented in the table below.

		Costs Incurred	Cumulative
		During Three	Costs Incurred
	Costs Expected	Months Ended	through
	to be Incurred	March 31, 2003	March 31, 2003

Termination Benefits:
Severance and related costs	$31	$1	$30
Outplacement	1	2	2
OPEB curtailment gain	(1)	–	(1)
Contract Termination Costs:
Lease terminations	14	11	15
Write-offs of leasehold improvements	11	8	12
Other Associated Costs:
Relocation and other	14	2	7

Total	$70	$24	$65

The remaining costs to be incurred are expected to be recognized in the three months ending June 30, 2003. Costs incurred during the three months ended March 31, 2003 in connection with this reorganization plan are principally reflected in “Selling, general and administrative” expenses in the consolidated statement of income.

Reorganization costs accrued and paid at March 31, 2003 are summarized as follows:

Balance at December 31, 2002	$16
Liability incurred	16
Amounts paid	(18)

Balance at March 31, 2003	$14

10.	EMPLOYEE BENEFITS

Long-term Compensation Plan The Cingular Wireless Long-Term Compensation Plan, as amended in the first quarter of 2003, provides for grants of both performance units and stock appreciation units to eligible participants. Such grants are ultimately settled in cash. Performance units are tied to the achievement of specified financial objectives related to revenue growth and return on capital. The number of performance units granted under the plan total approximately 560,000 units in 2003 and 1.2 million units in 2002, with units under each plan having a stated value of $50. Performance units granted at inception of the three-year performance period are payable in the first quarter following the performance period, with payouts ranging from 0% to 200% of the stated value of the performance units. Expense for this plan is accrued ratably throughout the performance period based upon management’s estimate of the compensation that will ultimately be earned under the plan. As performance is

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)
Dollars in Millions

monitored against the financial objectives that have been established throughout the respective three-year performance periods, management may revise its estimate of the compensation that will ultimately be earned under the plan and adjust its accrual accordingly.

Stock appreciation units granted under the amended plan, which approximate 3.4 million in total, are linked to the respective stock price performance of our members. Each stock appreciation unit has a grant price equal to the closing price of BellSouth or SBC stock, as the case may be, at the closing New York Stock Exchange (NYSE) price on the grant date. Such stock appreciation units were granted to eligible employees on April 1, 2003, 50% of which vest two years after the grant date and the remaining 50% of which vest three years following the grant date. The stock appreciation units expire 10 years from the grant date. Throughout the period such grants are outstanding, expense is recognized in an amount equal to the excess of the closing prices of BellSouth and SBC stock over the grant prices at the end of the reporting period.

The impact to results of operations was not material for the three months ended March 31, 2003.

11.	COMMUNICATIONS TOWERS In February 2003, the Company acquired leasehold interests in 545 communication towers in California and Nevada from SpectraSite, Inc. (SpectraSite) for $81 in cash. SpectraSite had previously acquired these leasehold interests from an affiliate of SBC in 2000, and the Company leased a portion of the tower space indirectly from SpectraSite. The portion leased by the Company was accounted for as capital leases and used in its Factory venture. Subsequent to February 2003, the Factory venture leases a portion of the space on these towers directly from a subsidiary of the Company. This transaction eliminated $197 of capital lease obligations and $174 of related leased assets assigned to the Factory venture. In connection with this transaction, the Company recognized a gain of $23 in the three months ended March 31, 2003.

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

Dollars in Millions

The following should be read in conjunction with the December 31, 2002 audited consolidated financial statements and accompanying notes, related information and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2002.

INTRODUCTION

We serve approximately 22.9 million voice and data customers, including customers served over our Mobitex network, and are the second-largest provider of wireless voice and data communications services in the United States, based on the number of wireless subscribers. We have access to licenses to provide cellular or PCS wireless communications services covering an aggregate population (POPs) of 235 million, or approximately 81% of the U.S. population, including in 45 of the 50 largest U.S. metropolitan areas. We provide cellular or PCS services in 43 of the 50 largest U.S. metropolitan areas.

Industry and Operating Trends

Overall, increasing competition, market saturation and a weak economy will likely cause the wireless industry’s subscriber growth rate to continue to moderate in comparison to historical growth rates. While the wireless telecommunications industry does continue to grow, a high degree of competition exists between six national carriers, their affiliates and smaller regional carriers. This competition will continue to put pressure upon pricing and customer churn as the carriers compete for potential customers. Future carrier revenue growth is highly dependent upon the number of net customer additions a carrier can achieve and the average revenue per user (ARPU) derived from its customers.

Disappointing results from marketing and sales initiatives led to a decline in our customer base in the last half of 2002, and our revenue growth has slowed as a result. At the beginning of 2003, we reorganized our marketing, sales and operations activities from a national to a regional basis. In addition, we increased the emphasis on our affiliation with our parents and began co-branding our services with their offerings in areas where our wireless markets overlap with theirs, thereby increasing our sales channels. As a result of these strategies, we have seen the number of customer additions begin to increase.

Our margins were improved in the first quarter of 2003 over recent quarters as a result of a number of factors, including expense reduction and lower acquisition costs associated with a greater mix of prepaid and reseller gross customer acquisitions. Although we expect continued benefits from our marketing and cost reduction initiatives in 2003, the impacts of competition, wireless service penetration and a weak economy will continue to pressure revenue growth and margins. We expect operating expense increases to be driven by higher depreciation expense as a result of our on-going capital spending and a reduction in our Time Division Multiple Access (TDMA) asset lives. If we are successful in increasing our customer base, our acquisition costs will increase. Also, we expect costs to increase due to higher network system usage. We expect these cost increases to be partially offset by lower billing and customer service expenses due to our 2002 systems consolidation

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
Dollars in Millions

initiatives, decreased roaming costs as a result of lower negotiated roaming rates with other carriers and lower general and administrative expenses.

Additionally, pending regulatory initiatives could increase our costs if and when we are required to comply; for example, wireless local number portability is scheduled to become operative in November this year and could significantly increase our customer churn rate and the resultant costs to retain or add new customers. We expect these costs, consisting primarily of handset subsidies, selling costs and greater staffing of customer care centers, to be higher during the year following the effectiveness of the new mandate. To the extent industry churn remains higher than in the past, we would expect those costs to continue at a significant level.

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
Dollars in Millions

RESULTS OF OPERATIONS

Our selected financial results for the three months ended March 31, 2002 and 2003 are summarized as follows:

Selected Financial Results

	Three months
	ended
	March 31,
			Percent
	2002	2003	Change

Total operating revenues	$3,543	$3,590	1.3%
Total operating expenses	2,876	2,874	(0.1)%
Operating income	667	716	7.3%
Income before income taxes and cumulative effect of accounting change(1)	372	421	13.2%
Net income	$338	$419	24.0%

	Three months ended
	March 31,

	2002	2003

Cash Flow Data
Net cash provided by operating activities	$253	$881
Net cash used in investing activities	(451)	(407)
Net cash used in financing activities	(84)	(24)
Construction and capital expenditures(2)	346	327
Other Operating Data
Licensed cellular/PCS POPs (in millions) (end of period)(3)	219	235
Total cellular/PCS subscribers (in thousands) (end of period)(4)	21,830	22,114
Net additions, cellular/PCS subscribers (in thousands)	234	189
Cellular/PCS subscriber churn(5)	2.9%	2.6%
Average cellular/PCS revenue per subscriber unit (ARPU)(6)	$50.44	$50.04
Adjusted EBITDA(7)	$1,117	$1,204
Adjusted EBITDA margin(8)	33.7%	36.0%
Total system minutes of use (in millions)	24,773	28,996

(1)	The three months ended March 31, 2002 include a cumulative effect of accounting change of $32 upon the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, described in Note 4 to the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2002.

(2)	Construction and capital expenditures do not include capital expenditures and cash contributions related to GSM Facilities, LLC (Factory), our jointly-controlled infrastructure venture with T-Mobile USA, Inc. (T-Mobile).

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
Dollars in Millions

(3)	Licensed POPs refers to the number of people residing in areas where we have licenses to provide cellular or PCS service. As a result of the consolidation of Salmon PCS LLC (Salmon), effective January 1, 2003, Salmon’s licensed POPs of 11 are included in our 2003 total POPs.

(4)	Cellular/ PCS subscribers include customers served through reseller agreements.

(5)	Cellular/ PCS subscriber churn is calculated by dividing the aggregate number of cellular/ PCS subscribers who cancel service during each month in a period by the total number of cellular/ PCS subscribers at the beginning of each month in that period.

(6)	ARPU is defined as cellular/ PCS service revenues during the period divided by average cellular/ PCS subscribers during the period.

(7)	“Adjusted EBITDA” is defined as operating income plus depreciation and amortization. Adjusted EBITDA does not include the effects of the following items, as presented on our Consolidated Statement of Income: (1) Minority interest in earnings of consolidated entities, (2) Equity in net loss of affiliates and (3) Other, net. Adjusted EBITDA does not give effect to cash used for debt service requirements and thus does not reflect available funds for distributions, reinvestment or other discretionary uses. Our calculation of Adjusted EBITDA, as presented herein, may differ from similarly titled measures reported by other companies. See also the “Reconciliation of Non-GAAP Financial Measure to GAAP Financial Measure” below.

Our management uses Adjusted EBITDA, in combination with other financial metrics, primarily to evaluate our operating performance prior to financing costs, taxes and non-cash depreciation and amortization expense associated with the capital intensive nature of our business.

While Adjusted EBITDA is not presented as an alternative measure of operating results or cash flows from operations, as determined in accordance with generally accepted accounting principles (GAAP), we believe Adjusted EBITDA is useful to investors as a means to evaluate the operational performance of our company prior to capital related costs, financing and other non-operating costs. Adjusted EBITDA recognizes that varying capital structures, phases of expansion and tax positions among companies within the wireless industry lend support for some commonality of measurement in analyzing operating performance, and we believe that Adjusted EBITDA accomplishes this objective.

In addition, because we have been reporting our Adjusted EBITDA, captioned “EBITDA” (earnings before interest, taxes and depreciation and amortization), over several reporting periods, this metric provides another basis for benchmarking our performance over these periods through the first quarter of this year and against that of other companies that publish comparable data. We also believe that analysts and other members of the investment community largely view Adjusted EBITDA as a key and widely understood measure for evaluating our operating performance against our peers and as an accepted indicator of our ability to make capital expenditures and to incur and service debt. This is demonstrated by the

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

Dollars in Millions

        fact that Adjusted EBITDA is cited in rating agency press releases and publications and, is a critical focus of our communications with equity analysts. Our syndicated credit facility also requires us to maintain a leverage ratio which is substantially EBITDA-based.

(8)	Adjusted EBITDA margin is defined as Adjusted EBITDA divided by service revenues.

Reconciliation of Non-GAAP Financial Measure to GAAP Financial Measure

Securities and Exchange Commission (SEC) rules require us to reconcile any non-GAAP financial measures with the most directly comparable financial measure calculated in accordance with GAAP. We believe that the GAAP financial measure most directly comparable to Adjusted EBITDA is net income before cumulative effect of accounting change.

Accordingly, we hereby provide the following reconciliation of Adjusted EBITDA to net income before cumulative effect of accounting change:

	Three Months
	Ended
	March 31,

	2002	2003

Net income before cumulative effect of accounting change	$370	$419
Plus: Interest expense	225	225
Plus: Minority interest in earnings of consolidated entities	31	24
Plus: Equity in net loss of affiliates	58	72
Plus: Other, net	(19)	(26)
Plus: Provision for income taxes	2	2

Operating income	667	716
Plus: Depreciation and amortization	450	488
Adjusted EBITDA	$1,117	$1,204

Three Months Ended March 31, 2003, Compared to the Three Months Ended March 31, 2002

Customer Base

Cellular/PCS customers were 22.1 million at March 31, 2003, an increase of 1.3% from the 21.8 million customers at March 31, 2002. Cellular/PCS net customer additions for the three months ended March 31, 2003 were 189,000 compared with 234,000 for the three months ended March 31, 2002. The 189,000 cellular/PCS net additions reflects a 19.0% decline from the first quarter of 2002 but is a 310,000 increase over the fourth quarter of 2002.

During the three months ended March 31, 2003, our postpaid subscriber base decreased 49,000 while our prepaid and reseller subscriber bases increased by 140,000 and 98,000, respectively. Negative growth in postpaid subscribers early in the first quarter of 2003 was offset, to a large degree, by stronger postpaid subscriber growth in the later half of the quarter. Prepaid subscriber growth was impacted positively by our KIC (Keep in Contact) prepaid plan launched in the fourth quarter of 2002 and the reseller subscriber base increased primarily as a result of aggressive growth by our primary reseller.

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
Dollars in Millions

For the three months ended March 31, 2003, the cellular/PCS churn rate was 2.6%, compared with a 2.9% churn rate for the three months ended March 31, 2002. Although cellular/PCS gross additions decreased 238,000 from the first quarter of 2002, the reduced churn rate significantly mitigated the impact on the customer base.

Approximately 94% of our customers are now using our digital services, an increase from 92% at the end of 2002 and 89% at March 31, 2002. Our networks have 100% digital coverage and 99% of our network traffic was digital at March 31, 2003, up from 97% at March 31, 2002.

In addition to our cellular and PCS licenses, we own FCC licenses to provide data services over a separate frequency band. Our network at this band utilizes a different technology called “Mobitex.” The number of our Mobitex data network customers increased to 835,000 at March 31, 2003, a 9.2% increase from 765,000 customers at March 31, 2002. Net customer additions for the three months ended March 31, 2003 were 17,000, compared to the net additions of 31,000 in the three months ended March 31, 2002. Most of these customers are business customers, and the 14,000 decline in net customer additions from the first quarter of 2002 is primarily due to a reduction in reseller net additions.

Operating Revenues

Total operating revenues increased $47, or 1.3%, to $3,590 for the three months ended March 31, 2003, compared with the three months ended March 31, 2002. For both periods, revenues from voice services accounted for more than 90% of our consolidated voice and data service revenues. The slower growth in operating revenues continues to reflect the impacts of competition and the weak economy on pricing levels and the level of customer growth. The components of the change in operating revenues are described below.

Service revenues. Service revenues are comprised of local service, roaming, long distance and other revenues. Service revenues for the three months ended March 31, 2003 were $3,346, an increase of $30, or less than 1.0%, compared with $3,316 for the three months ended March 31, 2002.

The local service component of total service revenues includes recurring monthly access charges, airtime usage, including prepaid service when earned, and charges for optional features and services, such as voice mail, mobile-to-mobile calling, roadside assistance, caller ID, handset insurance and data services.

Local service revenues for the three months ended March 31, 2003 were $2,971, an increase of $105, or 3.7%, compared with $2,866 for the three months ended March 31, 2002. Nearly half of the increase in local service revenues was a result of a 91% increase in data revenues from the first quarter of 2002. This increase is reflective of higher data service penetration and usage of SMS short messaging data services with our cellular/PCS customers as well as increased customers and revenue per customer in our Mobitex data business. Other increases in local service revenues are a function of a 1.3% increase in the average number of cellular/PCS subscribers, a 14.1% increase in local minutes of use per customer and the continued migration of our customers to higher priced all-inclusive rate plans that include roaming and long distance.

The roaming component of total service revenues includes revenues that we collect from our customers who roam outside their selected home coverage area, referred to as “incollect” roaming

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
Dollars in Millions

revenues, and revenues from other wireless carriers for roaming by their customers on our network, referred to as “outcollect” roaming revenues.

Incollect revenues for the three months ended March 31, 2003 were $157, a decrease of $30, or 16.0%, compared with $187 for the three months ended March 31, 2002. Incollect revenues continue to decline as more of our customers adopt all-inclusive regional and national rate plans, which include roaming in bundled minute plans.

Outcollect revenues for the three months ended March 31, 2003 were $141, a decrease of $24, or 14.5%, compared with $165 for the three months ended March 31, 2002. Outcollect revenues continue to decline because of lower negotiated roaming rates, which offset the impact of increasing volumes.

Long distance revenues for the three months ended March 31, 2003 were $41, a decrease of $19, or 31.7%, compared with $60 for the three months ended March 31, 2002. Long distance revenues for the three months ended March 31, 2003 comprised only approximately 1.2% of total service revenues. These revenues continue to decline as our customers migrate to all-inclusive rate plans that include long distance service in the monthly access charge.

ARPU for cellular/ PCS service declined by $0.40 to $50.04, or less than 1.0%, from $50.44 in the three months ended March 31, 2002. An increase in ARPU related to local service revenues was offset by reductions in revenues, primarily from roaming and long distance, thereby reducing overall service ARPU when compared to the first quarter of 2002.

Equipment sales. Equipment sales for the three months ended March 31, 2003 were $244, an increase of $17, or 7.5%, compared with $227 for the three months ended March 31, 2002. An overall decrease in unit sales, primarily reflective of a 13.8% decline in combined postpaid and prepaid gross additions, was more than offset by higher per unit handset pricing and a product mix change to higher priced handsets.

Operating Expenses

Cost of services (exclusive of depreciation). Cost of services primarily includes expenses to monitor, maintain and service our network, landline facilities expense, incollect roaming charges from other carriers and long distance expense. Cost of services for the three months ended March 31, 2003 was $773, an increase of $50, or 6.9%, compared with $723 for the three months ended March 31, 2002. Cost increases for the three months ended March 31, 2003 were primarily due to significant increases in minutes of use on the network as a result of customer usage and system expansion and increased long distance costs. When compared with the first quarter of 2002, system minutes of use increased 17.0% primarily as a result of demand for digital rate plans with more included minutes and an increase in average cellular/ PCS subscribers of 1.3%. Long distance costs increased driven by higher volume as a result of customer movement toward all-inclusive rate plans that include long distance minutes. Although network system costs are increasing, efficiencies attributable to digital networks contribute to decreasing per-minute costs.

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
Dollars in Millions

Cost of equipment sales. Cost of equipment sales for the three months ended March 31, 2003 was $396, a decrease of $8, or 2.0%, when compared with $404 for the three months ended March 31, 2002. An overall decrease in unit sales, primarily reflective of a 13.8% decline in combined postpaid and prepaid gross additions, was offset to a large extent by increased per unit handset costs driven by a shift to higher end handsets.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended March 31, 2003 were $1,217, a decrease of $82, or 6.3%, compared with $1,299 for the three months ended March 31, 2002. The lower cost in the first quarter of 2003 was driven by decreases of $49 in selling expenses, $22 in costs related to maintaining and supporting our customer base and $11 in administrative costs.

Selling expenses, which include sales, marketing, advertising and commissions expenses, decreased $49 from the first quarter of 2002. Nearly half of the decrease can be attributed to reduced employee-related costs as a result of the sales operation reorganization in 2002. Other decreases include lower indirect commissions expense as a result of a 13.8% decrease in combined postpaid and prepaid gross additions and reduced advertising and promotion costs.

The $22 in cost decreases for maintaining and supporting our customer base includes $19 in lower billing expenses, reflecting primarily cost reductions as a result of billing system conversions and related consolidations in 2002.

The decrease of $11 in administrative costs includes a decrease of $28 in compensation and benefits expenses when comparing the first quarters of 2002 and 2003. Primary contributors to the $28 decrease include higher expenses in 2002 that included costs related to a 2002 hourly work week change for certain non-bargained employees, in combination with lower management incentive expenses in the first quarter of 2003. Cost decreases also include $14 in information technology and development costs due to reduced levels of system conversions and development work compared with the first quarter of 2002 and $8 in cost reductions as a result of the 2002 workforce reorganization. These cost decreases were partially offset by increases of $19 for leasehold termination costs associated with the 2002 workforce reorganization and $22 in legal settlement costs.

Depreciation and amortization. Depreciation and amortization for the three months ended March 31, 2003 were $488, an increase of $38, or 8.4%, compared with $450 for the three months ended March 31, 2002. Depreciation expense increased $50 primarily due to ongoing capital spending, including our Global System for Mobile Communication (GSM) overlay, plus increased depreciation of $21 on TDMA assets in 2003 as a result of a review of estimated service lives of our TDMA network assets. See “Critical Accounting Policies and Estimates – Depreciation”. For the three months ended March 31, 2003, amortization expense decreased by $12 compared with the corresponding prior year period. This was primarily a result of certain finite-lived intangible assets becoming fully amortized subsequent to the three months ended March 31, 2002.

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
Dollars in Millions

Interest Expense

Interest expense for both the three months ended March 31, 2003 and March 31, 2002 was $225 reflecting our stable debt position. For the three months ended March 31, 2003, the impact of the interest rate swaps was minimal. See also Note 7, “Financial Instruments” in Item 1, Financial Statements.

Minority Interest in Earnings of Consolidated Entities

Minority interest in earnings of consolidated entities for the three months ended March 31, 2003 was $24, a decrease of $7, compared with $31 for the three months ended March 31, 2002. The $7 decrease was principally due to a $10 minority interest in a $22 partnership legal settlement in the first quarter of 2003.

Equity in Net Loss of Affiliates

Equity in net loss of affiliates for the three months ended March 31, 2003 was $72, an increase of $14, or 24.1%, compared with $58 for the same period in 2002. The $14 increase primarily includes an increased loss of $25 associated with the Factory venture, related to increased depreciation, offset by a $13 reduction from the first quarter of 2002 as a result of the consolidation of Salmon effective January 1, 2003, as a result of our early adoption of FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46).

Other, Net

Other, net for the three months ended March 31, 2003 was $26, a increase of $7, or 36.8% compared with $19 for the same period in 2002. The $7 increase includes a gain in the three months ended March 31, 2003 of $23 related to the termination of capital lease obligations and a $3 increase in interest income on marketable securities. These increases were offset by a decrease of $10 in Salmon interest income as a result of the Salmon consolidation in 2003 and decreases from the first quarter of 2002 of $5 in income related to a partnership dissolution and $4 in income and gains related to partitioning transactions.

Cumulative Effect of Accounting Change

The cumulative effect of a change in accounting principle during the three months ended March 31, 2002 was a loss of $32, net of tax, and resulted from an impairment of goodwill related to the Mobitex data business upon the adoption of SFAS No. 142, effective January 1, 2002.

Liquidity and Capital Resources

Cash Flows for the Three Months Ended March 31 2003, Compared with the Three Months Ended March 31, 2002

Cash and cash equivalents for the three months ended March 31, 2003 were $1,358, an increase of $450, or 49.6%, compared with $908 at December 31, 2002.

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
Dollars in Millions

Net cash provided by operating activities. Net cash generated by operations for the three months ended March 31, 2003, was $881, an increase of $628, or 248.2%, compared with $253 for the three months ended March 31, 2002.

The overall increase in net cash provided by operating activities was primarily due to working capital changes, driven mostly by higher vendor payments by us in the three months ended March 31, 2002 versus the three months ended March 31, 2003, and to a lesser degree an increase in operating income excluding depreciation and amortization, resulting from higher operating revenues and lower operating expenses.

Net cash used in investing activities. Net cash used in investing activities for the three months ended March 31, 2003, was $407, a decrease of $44, or 9.8%, from $451 for the three months ended March 31, 2002.

The primary contributors to the overall decrease of net cash used in investing activities were a $37 reduction in investments in and advances to equity affiliates and a $19 decrease in capital expenditures. These decreases were offset by an $11 increase in acquisition activity. The $37 reduction in investments in and advances to equity affiliates was primarily attributable to a reduction of $35 for funding of capital expenditures contributed to our Factory venture. See “Capital Expenditures and Other Investments” for a further discussion of capital expenditures. The $11 increase in acquisition activity was due to the purchase of licenses from AT&T Wireless Services, Inc. (AT&T Wireless). A portion of these licenses will be used in our venture with AT&T Wireless. There was no acquisition activity for the three months ended March 31, 2002.

Net cash used in financing activities. Net cash used in financing activities for the three months ended March 31, 2003 was $24, a decrease of $60, or 71.4%, compared with $84 for the three months ended March 31, 2002.

The primary contributors to the overall decrease of net cash used in financing activities were a $16 decrease in external debt repayments, a $17 decrease in net distributions to minority interests, and a $27 commercial paper repayment for the three months ended March 31, 2002. There was no commercial paper activity for the three months ended March 31, 2003. The $16 decrease in external debt repayments is primarily attributable to a $17 payment made in 2002 to retire bonds issued by our Puerto Rico subsidiary.

Capital Expenditures and Other Investments

Network Upgrades and Expansion. The operation, upgrade and expansion of our networks to GSM/ General Packet Radio Service/ Enhanced Data Rate for Global Evolution (GPRS/ EDGE) will require substantial amounts of capital over the next several years. During 2003, we expect to spend $3,400 to $3,800 for our ongoing capital expenditures and equity investments. These estimates include approximately $1,200 to $1,300 for costs of upgrading our TDMA systems with GSM voice and GPRS/ EDGE data technology, $1,600 to $1,700 for network and other capital expenditures and $600 to $800 for equity contributions and funding our network sharing ventures with T-Mobile and AT&T Wireless. Expenditures for additional investment in the TDMA network is limited to markets where additional capacity is needed prior to GSM upgrade. For the three

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
Dollars in Millions

months ended March 31, 2003, we spent $327 for upgrading our systems and for network and other capital expenditures and $74 for our Factory venture.

The GSM/ GPRS/ EDGE network upgrade is currently on schedule and we expect to have 90% of our POPs covered by GSM/ GPRS/ EDGE by the end of 2003 and 100% by the end of 2004. We estimate that the total capital cost of our network upgrade will be approximately $2,600 to $2,800 through 2004 when the upgrade project is expected to be completed.

Investment in Salmon. We and Crowley Digital Wireless, LLC (Crowley Digital) formed Salmon to bid for PCS licenses in an FCC auction that ended in January 2001. Salmon was successful in acquiring 45 licenses covering more than 11 million POPs. We have made secured loans to Salmon, which it used to make full payment on the 45 licenses it received from the FCC. In addition to funding payment for licenses, we have agreed that, upon Salmon’s request, we will provide substantially all of the funding that Salmon will need to build and operate its systems and to fund operating losses. The agreement extends until November 2006, and funding will be provided through secured loans. Advances and loans made for the three months ended March 31, 2003 were $1. Loans are repayable no later than May 2008. We estimate the costs to build Salmon’s network system to be approximately $350 to $500.

Investment in Venture with T-Mobile (Factory). We and T-Mobile agreed to jointly fund capital expenditures of Factory. Contributions to Factory are generally determined by our proportionate share of the annual capital expenditure requirements based on each party’s incremental growth in minutes of use, and such contributions are accounted for as an increase to our investment. The joint venture agreement also provides for capital settlements that are calculated each quarter and can either reduce or increase the investment. For the three months ended March 31, 2002 and 2003, we made net contributions of assets to Factory of $183 and $104, respectively. We also recorded an affiliate receivable for capital settlements of $103 and reduced the investment in Factory for the three months ended March 31, 2003. There were no capital settlements for the three months ended March 31, 2002. We have a contractual commitment to contribute an additional $225 to Factory in 2003.

Formation of Joint Venture with AT&T Wireless. In January 2002, we entered into an agreement with AT&T Wireless to form a jointly-controlled and equally-owned venture to build out a GSM voice network with GPRS/ EDGE data technologies along a number of major highways in the United States in order to ensure availability of GSM/ GPRS/ EDGE service to our customers, and reduce incollect roaming expenses we pay to other carriers when our customers use their wireless devices when they travel on those highways. We and AT&T Wireless will each buy services from the venture and provide services under our own brand names. In March 2003, we contributed licenses to the venture of $2. In 2003 and 2004, we expect to spend an aggregate of approximately $50 for capital expenditures.

Purchase of California/ Nevada Tower Leasehold Interests. In February 2003, we acquired leasehold interests in 545 communications towers in California and Nevada from SpectraSite, Inc. (SpectraSite) for $81 in cash. SpectraSite had previously acquired these leasehold interests from an affiliate of SBC Communications, Inc. (SBC) in 2000, and we leased a portion of the tower space

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
Dollars in Millions

indirectly from SpectraSite. The portion that we leased was accounted for as capital leases and used in our Factory venture. Subsequent to February 2003, the Factory venture leases a portion of the space on these towers directly from one of our subsidiaries. This transaction eliminated $197 of capital lease obligations and $174 of related leased assets assigned to the Factory venture.

Debt Service

As of March 31, 2003, we had $12,608 of consolidated indebtedness and capitalized lease obligations. This debt primarily includes $9,678 in unsecured, subordinated member loans from SBC and BellSouth Corporation (BellSouth), $2,000 in unsecured senior notes and $876 in capital lease obligations. In addition, at March 31, 2003, we were obligated to pay capital leases assigned to the Factory venture of $25.

Member loans are subordinated to our Senior Notes, any other capital markets debt and any debt outstanding under our bank credit facility. We may prepay the subordinated loans or refinance them with senior debt (other than with the proceeds from our bank credit facility or senior loans from SBC or BellSouth) at any time if we are not in default under our senior debt.

Off-Balance Sheet Arrangements

At March 31, 2003, we were obligated to pay capital leases assigned to the Factory venture of $25. We have several investments in unconsolidated affiliates, including our joint ventures with T-Mobile and AT&T Wireless. As required by GAAP, we have accounted for our joint venture activity using the equity method of accounting, as we do not control these ventures. As a result, the assets and liabilities of these ventures are not included on our consolidated balance sheets and the results of operations of the ventures are not included in our consolidated statements of income, other than as equity in earnings of unconsolidated affiliates.

Effective January 1, 2003, we began consolidating the financial position, results of operations and cash flows of Salmon due to our early adoption of FIN 46. For prior periods presented, Salmon was accounted for using the equity method of accounting.

See Notes 4 and 5 to our consolidated financial statements included in Item 1, Financial Statements.

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

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
Dollars in Millions

In order to provide a source of short-term liquidity, our manager’s board has authorized us to issue commercial paper through selected dealers. Our commercial paper program is supported by a $1,500 revolving credit facility, which expires on November 17, 2003.

Depending upon the corporate credit ratings assigned to us from time to time by the various rating agencies, any amounts outstanding under our revolving credit facility would bear variable rate interest at a spread above LIBOR ranging from 0.24% to 1.30%. As a result of our current credit ratings, which are discussed below, interest would currently accrue on any borrowings under our revolving credit facility at an average rate of LIBOR plus 28 basis points, assuming borrowings under the facility are less than 33% of the $1,500 credit facility, or 38 basis points, assuming higher borrowings. The credit facility contains customary events of default and covenants, including a covenant to maintain a specified debt (excluding subordinated member loans) to trailing four quarters EBITDA ratio as therein defined, a limitation on mergers and sale of all or substantially all of our assets and a negative pledge. We were in compliance with all such ratios and covenants under our credit facility at March 31, 2003, and there are no other material covenants to which we are subject under other agreements. Based on our current business plans and projections, we believe we will have sufficient operating cash flow to enable us to continue to comply with the covenants in the credit facility.

As of March 31, 2003, we had no commercial paper or revolving credit facility debt outstanding.

Our credit ratings as of the date of this filing have not changed since March 11, 2003, the date of our Annual Report on Form 10-K for the year ended December 31, 2002.

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

Effective January 1, 2003, we implemented the results of a review of the estimated service lives of our remaining TDMA network assets. Useful lives were shortened to fully depreciate all such equipment within six years. While we will continue to sell and market TDMA services for the foreseeable future, the amount of future projected cash flows to be derived from the TDMA network assets is highly dependent upon the rate of transition of existing subscribers using TDMA

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
Dollars in Millions

equipment to GSM/GPRS/EDGE-capable equipment, as well as other competitive and technological factors. We determined that a reduction in the useful lives of these assets is warranted based on the projected transition of network traffic to GSM/GPRS/EDGE. This change in estimate is expected to increase depreciation in 2003 by approximately $100. TDMA equipment acquired after January 1, 2003 will have useful lives not to exceed six years. We will continue to review the useful lives of the TDMA assets throughout the period of transition of subscribers to GSM/GPRS/ EDGE-capable equipment to determine whether further changes are warranted.

Valuation of Long Lived Assets

We review long-lived assets, consisting primarily of property, plant and equipment and intangible assets with finite lives, for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In analyzing potential impairment, we use projections of future cash flows from the assets. These projections are based on our views of growth rates for the related business and anticipated future economic conditions and the appropriate discount rates relative to risk and estimates of residual values. We believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. If changes in growth rates, future economic conditions or discount rates and estimates of terminal values were to occur, long-lived assets may become impaired.

Valuation of Goodwill and Indefinite-Lived Intangible Assets

We review goodwill and indefinite-lived intangible assets for impairment based on the requirements of SFAS No. 142, Goodwill and Other Intangible Assets. In accordance with this statement, goodwill is tested for impairment at the reporting unit level on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. These events or circumstances would include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. In analyzing goodwill for potential impairment, we use projections of future cash flows from the reporting units. These projections are based on our views of growth rates and anticipated future economic conditions and the appropriate discount rates relative to risk and estimates of residual values. We believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. If changes in growth rates, future economic conditions or discount rates and estimates of terminal values were to occur, goodwill may become impaired.

Additionally, impairment tests for indefinite-lived intangible assets, consisting of FCC licenses, are required to be performed on an annual basis or on an interim basis if an event occurs or circumstances change that would indicate the asset might be impaired. In accordance with Emerging Issues Task Force (EITF) 02-7, Unit of Accounting for Testing of Impairment of Indefinite-Lived Intangible Assets, impairment tests for FCC licenses are performed on an aggregate basis, consistent with our management of the business on a national scope. We utilize a fair value approach, incorporating discounted cash flows, to complete the test. This approach determines the fair value of the FCC licenses and accordingly incorporates cash flow assumptions regarding the investment in a network, the development of distribution channels, and other inputs for making the

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
Dollars in Millions

business operational. As these inputs are included in determining free cash flows of the business, the present value of the free cash flows is attributable to the licenses. We believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. If any of the cash flow assumptions were to change, FCC licenses may become impaired.

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

We defer non-refundable, up-front activation fees and associated costs to the extent of the related revenues in accordance with SEC Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements. These deferred fees and costs are amortized over the estimated customer relationship period, which is currently estimated to be three years. We have recorded deferred revenues and deferred expenses of equal amount in the consolidated balance sheets. We will be adopting EITF No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, effective July 1, 2003, see Note 1, “Summary of Significant Accounting Policies – New Accounting Standards” in Item 1, Financial Statements.

Equipment sales consist principally of revenues from the sale of wireless mobile telephone handsets and accessories to new and existing customers and to agents and other third-party distributors. The revenue and related expenses associated with the sale of wireless handsets and accessories are

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
Dollars in Millions

recognized when the products are delivered and accepted by the customer, as this is considered to be a separate earnings process from the sale of wireless services.

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

Valuation of Investments

We hold non-controlling investments in several entities for which we apply the equity or cost method of accounting. We record impairments associated with these investments when we determine that the decline in fair value of the investment below our carrying value is deemed to be other than temporary. Volatility in market prices of these investments or poor operating performance of these entities could result in future values of these investments declining below our carrying value.

Employee Benefits

We calculate the costs of providing retiree benefits under the provisions of SFAS No. 87, Employers’ Accounting for Pensions, and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. The key assumptions used in making these calculations are disclosed in the notes to our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2002. The most significant of these assumptions is the discount rate used to value the future obligation, expected return on plan assets and health care cost trend rates. We select the discount rate commensurate with current market interest rates on high-quality, fixed-rate debt securities. The expected return on assets is based on our current view of the long-term returns on assets held by the plans, which is influenced by historical averages. The medical cost trend rate is based on our actual medical claims and future projections of medical cost trends. The changes in our discount rate, expected long-term rate of return on plan assets and composite rate of compensation increase for 2002, as described in Note 14 to the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002, did not have a significant impact our results of operations or cash flows.

Contractual Obligations

Including the expected capital expenditures as described above, we were contractually committed as of December 31, 2002 for the amounts presented in the table below (excluding any commercial

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
Dollars in Millions

paper that we may issue from time to time). There were no material changes to our contractual obligations as of March 31, 2003.

	Payments Due by Period

	Total	<1 year	1-3 years	4-5 years	After 5 years

Long-term Debt(1)	$15,472	$861	$10,898	$736	$2,977
Capital Lease Obligations(2)	2,345	105	274	243	1,723
Operating Leases(3)	2,131	409	661	403	658
Purchase Obligations(4)	612	235	164	209	4
Other Long-term Obligations(5)	225	225	–	–	–

Total	$20,785	$1,835	$11,997	$1,591	$5,362

(1)	Long-term debt payouts include interest of $3,730. The “1-3 years” amount also includes $9,678 of debt due to SBC and BellSouth with a maturity date of March 31, 2005. See Note 7 to the audited consolidated financial statements included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2002 for a description of these obligations. We do not expect SBC and BellSouth to require any repayment if it would impair our debt ratings or impair our working capital or if we cannot advantageously raise debt or equity proceeds from external financing sources.

(2)	Capital lease obligation payouts include interest and executory costs. See Note 7 to the audited consolidated financial statements included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2002 for a description of these obligations.

(3)	Operating lease payouts do not include payments due under renewals to the original lease term. See Note 15 to the audited consolidated financial statements included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2002 for a description of these obligations.

(4)	Purchase obligation payouts also include the expected payout of the Crowley put option of $186 in 2006. See discussion of Crowley put in Note 5 to the audited consolidated financial statements included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2002 for a description of these obligations.

(5)	Other long-term obligations payout includes our contractual cash commitment related to our Factory venture. See Note 5 to the audited consolidated financial statements included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2002 for a description of these obligations.

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
Dollars in Millions

Related Party Transactions

We incurred the following related party charges:

	Three months
	ended
	March 31,
Type of Service	2002	2003

Interconnect and long distance(1)	$136	$196
Information systems development and support(2)	16	12
Agent commissions and compensation(1)	6	15
Transition services(1)	6	1
Interest expense on debt due to affiliates(1)	179	179

(1)   These are charges from SBC and BellSouth, and their affiliates.

(2)	These are charges for services under contract with Amdocs Limited, a software company affiliated with SBC.

Recent Accounting Pronouncements

See the section New Accounting Standards in Note 1 to our consolidated financial statements included in Item 1, Financial Statements.

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 3.     Quantitative and Qualitative Disclosures About Market Risk (Unaudited)

Dollars in Millions

For a complete discussion of our market risks, you should refer to Item 7a, “Quantitative and Qualitative Disclosure About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2002. Our primary exposure to market risks results from changes in interest rates and to a lesser degree from foreign currency exchange rates. We do not anticipate any significant changes in our objectives and strategies with respect to managing such exposures.

We currently have outstanding an aggregate of $9,678 in unsecured, subordinated member loans from SBC and BellSouth with a fixed interest rate of 7.5% and a stated maturity of March 31, 2005. In addition, we currently have outstanding $2,000 of unsecured Senior Notes with fixed interest rates ranging from 5.625% to 7.125% and with maturity dates between 2006 and 2031. We also have capital leases outstanding of $804 primarily with fixed interest rates of 8% and of $72 with fixed interest rates ranging from 4.55% to 7.08%.

As of March 31, 2003, we had $250 of fixed to floating interest rate swaps related to our five-year unsecured Senior Notes. A change in interest rates of 100 basis points would change our interest expense on these floating rate debt balances as of March 31, 2003 by $3 per annum.

As of March 31, 2003, we had $63 of floating rate borrowings. A change in interest rates of 100 basis points would change our interest expense on these floating rate debt balances as of March 31, 2003 by less than $1 per annum.

We currently have no commercial paper outstanding and we have not borrowed any amounts under our revolving credit facility.

The fair values of our foreign currency derivatives are subject to fluctuations in foreign exchange rates. We use forward foreign currency exchange contracts to offset foreign exchange gains and losses on Japanese Yen-denominated capital lease obligations. As of March 31, 2003, the approximate fair value of these foreign currency hedging instruments was a loss of $31. The potential gain or loss in the fair value of such financial instruments from a hypothetical 10% decrease or increase in the Japanese Yen relative to the U.S. Dollar would be less than $10 as of March 31, 2003, although this would be primarily offset by the decrease or increase in the fair value of the capital lease obligations. The fair value is based on dealer quotes, considering current exchange rates. There is not a cash flow impact or earnings risk associated with changes in the fair value of these foreign currency hedging instruments and the underlying capital lease obligations.

The risk management discussion above, related to our market risks, contains forward-looking statements and represents, among other things, an estimate of possible changes in fair value that would occur assuming hypothetical future foreign currency fluctuations. Future impacts of market risk would be based on actual developments in the financial markets. See “Cautionary Language Concerning Forward-Looking Statements” immediately prior to Part II of this Quarterly Report.

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 4.     Controls and Procedures

(a) On May 6, 2003 (Evaluation Date), management concluded its evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. As of the Evaluation Date, our President and Chief Executive Officer and our Chief Financial Officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives. We also have investments in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities are necessarily more limited than those we maintain with respect to our consolidated subsidiaries.

(b) There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies and material weaknesses.

Cautionary Language Concerning Forward-Looking Statements

In addition to historical information, this document contains forward-looking statements regarding events, financial trends, critical accounting policies, off-balance sheet arrangements, contractual obligations and estimates that may affect our future operating results, financial position, and cash flows. These statements are based on assumptions and estimates and are subject to risks and uncertainties.

There are possible developments that could cause our actual results to differ materially from those forecasted or implied by our forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which are current only as of the date of this filing. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

While the below list of cautionary statements is not exhaustive, some factors, in addition to those contained throughout this document, that could affect future operating results, financial position and cash flows and could cause actual results to differ materially from those expressed or implied in the forward-looking statements are:

•	the pervasive and intensifying competition in all markets where we operate;
•	problems associated with the transition of our network to higher speed technologies caused by delayed deliveries of infrastructure equipment and handsets, cost overruns, perceived service degradation as more spectrum is devoted to new technologies, customer dissatisfaction with new handsets that operate on multiple networks to accommodate our technology migration, equipment malfunctions and other factors;

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

•	slow growth of our data services due to lack of popular applications, terminal equipment, advanced technology and other factors;
•	shortages and unavailability of spectrum for new services and geographic expansion;
•	pervasive and prolonged adverse economic conditions in the markets we serve;
•	changes in available technology that make our existing technology obsolete or expensive to upgrade;
•	the final outcome of Federal Communications Commission (FCC) proceedings, including rulemakings, and judicial review, if any, of such proceedings, including those pertaining to wireless local number portability;
•	enactment of additional state and federal regulatory laws and regulations pertaining to our operations;
•	availability and cost of capital;
•	impact of industry consolidation; and
•	the outcome of pending litigation.

CINGULAR WIRELESS LLC

PART II – OTHER INFORMATION

Item 1.     Legal and Regulatory Proceedings

In 1993, Westside Cellular, Inc., d/b/a Cellnet of Ohio (Cellnet), a reseller, filed a complaint against Cincinnati SMSA Limited Partnership (Cincinnati) with the Ohio Public Utilities Commission (PUC) alleging that it had violated certain PUC requirements related to resale of airtime on a wholesale basis. We currently have a 53% controlling interest in Cincinnati. Following the PUC decision against Cincinnati, Cellnet filed a complaint against Cincinnati and its affiliate, Ameritech Mobile Communications LLC, for damages, alleged to approximate $350 million, in the Cuyahoga County Common Pleas Court, relying upon Ohio law that permits it to seek treble damages for violation of PUC orders. In an opinion issued on December 30, 2002, the Ohio Supreme Court rejected Cincinnati’s federal and state law arguments challenging the PUC decision and affirmed the PUC decision and remanded the case to the Common Pleas Court for a trial on damages. On April 1, 2003, Cincinnati and Cellnet agreed to a settlement of Cellnet’s claims. Our consolidated financial statements as of and for the three months ended March 31, 2003, reflect a charge for the expected settlement payment.

As a result of a determination by Gary Forsee, BellSouth’s former vice chairman – domestic operations and a former Class B director of our manager and chairman of its board of directors, that he intended to join Sprint Corporation as its chief executive officer, Mr. Forsee was removed as our director on February 21, 2003, and BellSouth and we sued Mr. Forsee in the Fulton County Superior Court of Georgia to enforce the non-compete and confidentiality provisions of Mr. Forsee’s employment contract with BellSouth. The court found the non-compete provision invalid, but that issue is currently on appeal. The court ordered arbitration on the confidentiality provision, and the arbitrator ruled that Mr. Forsee could accept employment with Sprint, subject to significant restrictions. BellSouth and we have also sued Sprint in the U.S. District Court for the Northern District of Georgia alleging, among other things, tortuous interference with contractual relations, threatened misappropriation of trade secrets and unfair competition.

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

On March 30, 2000, Freedom Wireless, Inc. filed suit in U.S. District Court for the Northern District of California against various entities, alleging that the defendants were infringing or contributing to the infringement of a patent held by plaintiff related to prepaid wireless service technology. The case has been transferred to the U.S. District Court for the District of Massachusetts. Plaintiff has amended its complaint to add another patent to the action. The plaintiff seeks unspecified monetary damages as well as injunctive relief. Discovery and other pretrial proceedings are ongoing.

Insofar as health effects of wireless technologies are concerned, the U.S. Food and Drug Administration’s Center for Devices and Radiological Health (FDA) has stated that, while more research needs to be conducted on the subject, the research conducted to date does not demonstrate that use of a wireless phone has any adverse health effects. The FDA stated in July 2001: “The available scientific evidence does not show that any health problems are associated with using wireless phones. There is no proof, however, that wireless phones are absolutely safe.” The FDA shares regulatory responsibility for wireless phones with the FCC. The FCC relies on the FDA and other health agencies for safety questions about wireless phones. The FDA is party to the Cooperative Research and Development Agreement with the Cellular Telecommunications and Internet Association, of which we and other wireless companies are members. Pursuant to this agreement, the parties have agreed to support research regarding wireless phone safety. Cingular and various affiliated entities are defendants in lawsuits alleging personal injuries, including brain cancer, from wireless phone use. In September 2002, the court in one such case granted defendants’ motion to exclude plaintiffs’ expert testimony and granted summary judgment for defendants. Plaintiffs have appealed to the U.S. Court of Appeals for the Fourth Circuit. Cingular and various affiliated entities are also defendants in purported class actions that allege adverse health effects caused by wireless phone use and also allege fraudulent conduct, participation in conspiracies and other wrongful conduct by wireless phone manufacturers, service providers and others. Plaintiffs seek various forms of relief, including compensatory and punitive damages, and/or injunctive and equitable relief. In March 2003, the court dismissed each of the five such class actions naming Cingular on federal preemption grounds. Plaintiffs have appealed to the U.S. Court of Appeals for the Fourth Circuit.

We are a party to various other legal actions and regulatory proceedings relating to matters that are incidental to the conduct of our business. These involve disputes with and inquiries by private parties and governmental entities over patent infringement, agency and reseller relationships, unfair competition, marketing, advertising, promotions, sales, billing and collection practices and potential health effects of wireless phones. We are also subject to claims incidental to the normal conduct of our business, including actions by customers, vendors and employees and former employees. Please see “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2002 for a more complete summary of the legal proceedings to which we are subject. We believe that these matters will not be material to our financial position, results of operations or cash flows.

Item 2.     Changes in Securities and Use of Proceeds

None.

Item 3.     Defaults upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

None.

Item 5.     Other Information

None.

Item 6.     Exhibits and Reports of Form 8-K

(a) Exhibits

Number	Title

10.52	Cingular Wireless Long Term Compensation Plan amended and restated effective January 1, 2003
99.1*	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
99.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

*	In accordance with Release No. 34-47551, this exhibit is hereby furnished to the SEC as an accompanying document and is not to be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.

(b) Reports on Form 8-K

On February 25, 2003, we filed a Form 8-K under Item 9 announcing our expected spending on capital investments in 2003.

No other reports on Form 8-K were filed during the three months ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINGULAR WIRELESS LLC

By:	CINGULAR WIRELESS CORPORATION,

as Manager

Date: May 13, 2003

By:	/s/ RICHARD G. LINDNER

Richard G. Lindner
Chief Financial Officer
(Principal Financial Officer)

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ Stanley T. Sigman

Stanley T. Sigman
President and Chief Executive Officer

Date: May 13, 2003

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

Date: May 13, 2003