Form 10-Q
period 2003-06-30
CINGULAR WIRELESS LLC
filed 2003-08-08
CIK 1130452

FORM 10-Q
United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

      (Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2003
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the transition period from                       to

Commission File Number 001-31673

CINGULAR WIRELESS LLC

Formed under the laws of the State of Delaware

I.R.S. Employer Identification Number 74-2955068

5565 Glenridge Connector, Atlanta, Georgia 30342

Telephone Number: (404) 236-7895

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐     No ☒

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)
Dollars in Millions

CONSOLIDATED STATEMENTS OF INCOME

	Three months		Six months
	ended June 30,		ended June 30,
	2002	2003	2002	2003

Operating revenues:
Service revenues	$3,492	$3,531	$6,808	$6,877
Equipment sales	256	255	483	499

Total operating revenues	3,748	3,786	7,291	7,376

Operating expenses:
Cost of services (excluding depreciation, included below, of $338 and $406, and $669 and $795, respectively)	788	802	1,511	1,575
Cost of equipment sales	408	451	812	847
Selling, general and administrative	1,375	1,269	2,674	2,486
Depreciation and amortization	455	508	905	996

Total operating expenses	3,026	3,030	5,902	5,904

Operating income	722	756	1,389	1,472

Other income (expenses):
Interest expense	(221)	(230)	(446)	(455)
Minority interest in earnings of consolidated entities	(34)	(35)	(65)	(59)
Equity in net loss of affiliates	(67)	(76)	(125)	(148)
Other, net	(1)	7	18	33

Total other income (expenses)	(323)	(334)	(618)	(629)

Income before provision for income taxes and cumulative effect of accounting change	399	422	771	843
Provision for income taxes	4	12	6	14

Income before cumulative effect of accounting change	395	410	765	829
Cumulative effect of accounting change, net of tax	—	—	32	—

Net income	$395	$410	$733	$829

See accompanying notes.

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)
Dollars in Millions

CONSOLIDATED BALANCE SHEETS

	(Audited)
	At December 31,	At June 30,
	2002	2003

Assets
Current assets:
Cash and cash equivalents	$908	$1,396
Accounts receivable – net of allowance for doubtful accounts of $163 and $137	1,520	1,562
Inventories	126	156
Prepaid expenses and other current assets	177	241

Total current assets	2,731	3,355

Property, plant and equipment, net	10,146	10,266
FCC licenses, net	7,387	7,760
Goodwill	844	845
Other intangible assets, net	307	230
Investments in and advances to equity affiliates	2,316	1,944
Other assets	391	369

Total assets	$24,122	$24,769

Liabilities and members’ capital
Current liabilities:
Debt maturing within one year	$45	$100
Accounts payable	1,043	551
Due to affiliates, net	45	8
Advanced billing and customer deposits	446	464
Accrued liabilities	1,208	1,390

Total current liabilities	2,787	2,513

Long-term debt:
Debt due to affiliates	9,678	9,678
Other long-term debt, net of discount	2,868	2,869

Total long-term debt	12,546	12,547

Other noncurrent liabilities	681	701

Total liabilities	16,014	15,761

Minority interests in consolidated entities	567	638
Members’ capital:
Members’ capital	7,721	8,547
Receivable for properties to be contributed	(178)	(178)
Accumulated other comprehensive (loss) income	(2)	1

Total members’ capital	7,541	8,370

Total liabilities and members’ capital	$24,122	$24,769

See accompanying notes.

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)
Dollars in Millions

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended
	June 30,
	2002	2003

Operating activities
Net income	$733	$829
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	905	996
Provision for doubtful accounts	127	110
Gain on disposition of businesses	(7)	(3)
Gain on termination of capital lease obligations	—	(23)
Minority interest in earnings of consolidated entities	65	59
Equity in net loss of affiliates	125	148
Cumulative effect of accounting change, net of tax	32	—
Changes in operating assets and liabilities:
Accounts receivable	(245)	(152)
Other current assets	(26)	(107)
Accounts payable and other current liabilities	(669)	(265)
Pensions and post-employment benefits	46	39
Other, net	(61)	52

Net cash provided by operating activities	1,025	1,683

Investing activities
Construction and capital expenditures	(1,014)	(995)
Investments in and advances to equity affiliates, net	4	(161)
Dispositions of businesses and licenses	6	5
Acquisitions of licenses	—	(11)

Net cash used in investing activities	(1,004)	(1,162)

Financing activities
Net repayment of commercial paper	(27)	—
Net repayment of long-term debt	(40)	(31)
Contributions from members	—	10
Net distributions to minority interests	(35)	(12)

Net cash used in financing activities	(102)	(33)

Net (decrease) increase in cash and cash equivalents	(81)	488
Cash and cash equivalents at beginning of period	567	908

Cash and cash equivalents at end of period	$486	$1,396

See accompanying notes.

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)
Dollars in Millions

CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS’ CAPITAL

Balance at December 31, 2002	$7,541
Net income	829
Contributions from members, net	(3)
Other comprehensive income	3

Balance at June 30, 2003	$8,370

	Three months		Six months
	ended June 30,		ended June 30,
Comprehensive Income	2002	2003	2002	2003

Net income	$395	$410	$733	$829
Other comprehensive income:
Foreign currency translation adjustment	(2)	3	2	3
Net unrealized gain on securities	—	—	1	—

Total comprehensive income	$393	$413	$736	$832

See accompanying notes.

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)
Dollars in Millions

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Background Cingular Wireless LLC (the Company) is a Delaware limited liability company formed by SBC Communications Inc. (SBC) and BellSouth Corporation (BellSouth) as the operating company for their U.S. wireless joint venture. The parties entered into an agreement to form the Company in April 2000, subject to regulatory approvals. Cingular Wireless Corporation acts as the Company’s manager and controls the Company’s management and operations. The Company provides domestic wireless voice and data communications services, including local, long-distance and roaming services using both cellular and personal communications services (PCS), and equipment to customers in 36 states. In addition, the Company provides enhanced and interactive data services over a proprietary “Mobitex” network utilizing base stations and satellite transmission facilities. All of the Company’s operations, which serve customers in 50 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands, are conducted through subsidiaries or ventures.

On October 2, 2000, SBC and BellSouth (the members) and certain of their subsidiaries contributed substantially all of their U.S. wireless assets in exchange for approximate 60% and 40% economic interests, respectively, in the Company, and the Company began doing business under the “Cingular” brand name in January 2001. SBC and BellSouth share joint voting control of the Company’s operations by virtue of their 50/50 ownership of, and the terms of the stockholder’s agreement pertaining to, Cingular Wireless Corporation. All assets and liabilities contributed to the venture have been recorded at their historical basis of accounting. At the contribution date, assets and liabilities of $12,381 and $9,958, respectively, were contributed by SBC; assets and liabilities of $7,099 and $5,029, respectively, were contributed by BellSouth. Included in these amounts were estimated receivables for wireless operations to be contributed to the Company after the formation date.

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

New Accounting Standards In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to address the consolidation of certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. FIN 46 requires existing unconsolidated variable interest entities to

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)
Dollars in Millions

be consolidated by their primary beneficiaries. All companies with variable interests in variable interest entities created after January 31, 2003 are required to apply the provisions of this Interpretation to those entities immediately. A public company that holds a variable interest in a variable interest entity acquired before February 1, 2003 is required to apply the provisions of this Interpretation no later than the beginning of the first interim or annual reporting period after June 15, 2003. For variable interest entities for which an enterprise holds a variable interest acquired before February 1, 2003, FIN 46 may be applied by restating previously issued financial statements or prospectively from the date of adoption. The Company adopted this new pronouncement effective January 1, 2003 and consolidated Salmon PCS LLC (Salmon). The Company did not restate any previously issued financial statements. See Note 5 for further discussion of the consolidation of Salmon.

In November 2002, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on EITF No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. The consensus addresses how to account for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. Revenue arrangements with multiple deliverables are required to be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. The consensus also supersedes certain guidance set forth in SEC Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements. The final consensus is applicable to agreements entered into in quarters beginning after June 15, 2003. The Company has determined that the sale of wireless services through its direct sales channel with an accompanying handset constitutes a revenue arrangement with multiple deliverables. Upon adoption of EITF No. 00-21, the Company discontinued deferring direct sales channel non-refundable, up-front activation fees and associated costs. Additionally, direct sales channel activation fees will be included in equipment sales rather than service revenues in the consolidated statement of income to the extent that the aggregate activation fee and handset proceeds received from a subscriber do not exceed the fair value of the handset sold. The Company adopted this new pronouncement effective July 1, 2003 as a cumulative effect of a change in accounting principle. There was no impact to results of operations from adopting this pronouncement as a cumulative effect of a change in accounting principle, and the impact to the Company’s ongoing results of operations and cash flows is not expected to be material.

In June 2001, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations. This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and capitalize that amount as part of the book value of the long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss. This statement is effective for financial statements for fiscal years beginning after June 15, 2002. The Company adopted this new pronouncement effective January 1, 2003.

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

Dollars in Millions

The Company has certain legal obligations related to network infrastructure, principally tower assets, which fall within the scope of SFAS No. 143. These legal obligations include obligations to remediate leased land on which the Company’s tower assets are located. The Company believes that uncertainty as to the eventual settlement of legal obligations exists due to trends in the wireless communications industry such as the rapid growth in minutes of use on wireless networks, increasing subscriber penetration and deployment of next generation technologies. These factors increase the probability that third parties would not contractually enforce their remediation rights related to the sites, thereby reducing the Company’s estimated remediation liability to an insignificant amount. Accordingly, the Company did not record asset retirement obligations for network infrastructure assets given the insignificance of the Company’s estimated liability and related accretion and depreciation expense in relation to the financial statements taken as a whole.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement is effective for contracts entered into or modified after June 30, 2003, and hedging relationships designated after June 30, 2003. The Company adopted this new pronouncement effective July 1, 2003. The impact to the Company’s financial position, results of operations and cash flows is not expected to be material.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted this new pronouncement effective July 1, 2003. The impact to the Company’s financial position, results of operations and cash flows is not expected to be material.

2.	PROPERTY, PLANT AND EQUIPMENT The Company’s cellular/PCS networks are currently equipped with digital transmission technologies known as Time Division Multiple Access (TDMA) technology and Global System for Mobile Communication (GSM) technology. The Company is currently in the process of adding GSM equipment throughout its TDMA markets to provide a common voice standard. At the same time, the Company is adding high-speed technologies for data services known as General Packet Radio Service (GPRS) and Enhanced Data Rate for Global Evolution (EDGE). The GSM network upgrade is expected to be substantially complete by the end of 2003 when approximately 90% of the Company’s operational population (POPs) will be covered by GSM. While the Company will continue to sell and market TDMA services for the foreseeable future, the amount of the future cash flows to be derived from the TDMA network assets is highly dependent upon the

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)
Dollars in Millions

rate of transition of existing subscribers using TDMA equipment to GSM-capable equipment, as well as other competitive and technological factors. The TDMA network assets were generally depreciated over an eight-year period. Effective January 1, 2003, the Company implemented the results of a review of the estimated service lives of its remaining TDMA network assets. The Company determined that a reduction in the useful lives of TDMA assets is warranted based on the projected transition of network traffic to GSM technology. Useful lives were shortened to fully depreciate all TDMA equipment by 2008. TDMA equipment acquired after January 1, 2003 will have useful lives not to exceed six years. Depreciation expense increased by $21 and $42 for the three and six months ended June 30, 2003, respectively, as a result of the change in estimate.

3.	INTANGIBLE ASSETS Summarized below are the carrying values for the major classes of intangible assets that continue to be amortized, as well as the carrying values of those intangible assets that are no longer amortized.

		December 31, 2002		June 30, 2003

		Gross		Gross
	Useful	Carrying	Accumulated	Carrying	Accumulated
	Lives	Amount	Amortization	Amount	Amortization

Intangible assets subject to amortization:
FCC licenses used in Mobitex business	4 years	$28	$–	$28	$(4)
Customer lists	5 years	1,070	(771)	1,070	(846)
Other	3-5 years	145	(137)	145	(139)

Total		$1,243	$(908)	$1,243	$(989)

Intangible assets not subject to amortization:
FCC licenses		$7,359	$–	$7,736	$–

Goodwill		$844	$–	$845	$–

There was no significant change in the carrying value of goodwill for the six months ended June 30, 2003.

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)
Dollars in Millions

The following table presents current and estimated amortization expense for each of the following periods:

Aggregate amortization expense:
For the six months ended June 30, 2003	$81

Estimated amortization expense:
For the remainder of 2003	$81
For the years ending December 31,
2004	114
2005	48
2006	11

$254

4.	INVESTMENTS IN AND ADVANCES TO EQUITY AFFILIATES The Company has investments in affiliates for which it does not have a controlling interest that are accounted for under the equity method. At June 30, 2003, the most significant of these investments is GSM Facilities, LLC (Factory), a jointly-controlled infrastructure venture with T-Mobile USA, Inc. (T-Mobile) for networks in the New York City metropolitan area, California and Nevada. Prior to January 1, 2003, Salmon was accounted for as an equity method investment. See Note 5 for a discussion of the consolidation of Salmon.

Investments in and advances to equity affiliates consist of the following:

	December 31,	June 30,
	2002	2003

Investment in Factory	$1,966	$1,919
Investment in Salmon	236	–
Advances to Salmon, including accrued interest	101	–
Other	13	25

	$2,316	$1,944

The Company and T-Mobile agreed to jointly fund capital expenditures of Factory. Contributions to Factory are generally determined by the Company’s proportionate share of the annual capital expenditure requirements based on each party’s incremental growth in minutes of use, and such contributions are accounted for as an increase to the Company’s investment. The joint venture agreement also provides for capital settlements that are calculated each quarter and can either reduce or increase the investment. For the three months ended June 30, 2002 and 2003, the Company made net contributions of assets to Factory of $267 and $177, respectively. For the six months ended June 30, 2002 and 2003, the Company made net contributions of assets to Factory of $450 and $281, respectively. The Company also recorded capital settlements of $179 and reduced its investment in Factory for the six months ended

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)
Dollars in Millions

June 30, 2003. There were no capital settlements for the six months ended June 30, 2002. The Company has a contractual commitment to contribute an additional $225 to Factory in 2003.

The Company incurs and charges to Factory certain network operating costs. For the three months ended June 30, 2002 and 2003, the Company incurred costs of $52 and $77, respectively. For the six months ended June 30, 2002 and 2003, the Company incurred costs of $104 and $156, respectively. In turn, the monthly operating expenses of Factory are charged back to the Company and T-Mobile based upon their share of the total minutes of use on the respective networks. Charges for network services provided by Factory to the Company were $49 and $62 for the three months ended June 30, 2002 and 2003, respectively. For the six months ended June 30, 2002 and 2003, the charges were $102 and $121, respectively. These charges for network services are included in “Cost of services” in the consolidated statements of income.

Factory is expected to incur net losses due to depreciation and interest expense, which are not reimbursed by the Company or T-Mobile. For the three months ended June 30, 2002 and 2003, the Company recorded equity in the net loss of Factory of $61 and $77, respectively. For the six months ended June 30, 2002 and 2003, the Company recorded equity in the net loss of Factory of $108 and $149, respectively. At June 30, 2003, the Company’s economic interest in Factory approximated 75%.

5.	SALMON In November 2000, the Company and Crowley Digital Wireless, LLC (Crowley Digital) entered into an agreement, pursuant to which Salmon was formed to bid as a “very small business” for certain 1900 MHz band PCS licenses auctioned by the Federal Communications Commission (FCC). The auction ended in January 2001. Salmon was the successful bidder for, and at the conclusion of the auction proceedings was granted, 45 licenses, for which Salmon paid $241. Salmon was also the successful bidder for 34 other licenses reclaimed from carriers in bankruptcy and auctioned by the FCC. In December 2002, the FCC released Salmon from its purchase obligation and returned Salmon’s downpayment on these 34 licenses. In January 2003, after a protracted legal challenge by Nextwave Telecom Inc. (NextWave), one of the wireless carriers in bankruptcy, the U.S. Supreme Court invalidated the auction results as to the challenged licenses. The FCC’s grant of the 45 unchallenged licenses was not affected by this decision.

The Company made secured loans to Salmon to fund the purchase of the 45 licenses, and have agreed that, upon Salmon’s request, the Company will provide substantially all of the funding that Salmon will need to build and operate its systems and to fund operating losses. The agreement extends until November 2006, and funding will be provided through secured loans. Salmon made net repayments of advances and loans of $350 for the six months ended June 30, 2002. Advances and loans made for the six months ended June 30, 2003 were $3. Loans are repayable no later than May 2008. The Company estimates the costs to build Salmon’s network system to be approximately $350 to $500 and expects it to be substantially completed by the end of 2005. In addition, the Company estimates the costs to fund system operating expenses

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)
Dollars in Millions

and other operating losses to be approximately $200 to $300 through 2006. No material costs have been incurred through June 30, 2003.

Management control of Salmon is vested in Crowley Digital under the terms of Salmon’s limited liability company agreement as Crowley Digital appoints three of the five members of Salmon’s management committee. The Company does not have the unilateral ability to control any actions by Salmon. As a result, the Company’s non-controlling voting interest in Salmon has historically been accounted for as an equity method investment through December 31, 2002. For the three and six months ended June 30, 2002, the Company recorded equity losses of $7 and $20, respectively, associated with its investment in Salmon. As of December 31, 2002 and June 30, 2003, the Company had a non-controlling equity interest in Salmon of approximately 80%.

As described in Note 1, the Company adopted the provisions of FIN 46 effective January 1, 2003. The Company determined that Salmon meets the definition of a variable interest entity and that the Company is the primary beneficiary of the Salmon variable interests. Accordingly, the Company consolidated the financial position, results of operations and cash flows of Salmon effective January 1, 2003. Consolidation of Salmon in the Company’s financial statements is solely for purposes of complying with FIN 46, and does not reflect any change in voting control over Salmon. The Company initially measured the assets, liabilities and noncontrolling interests of Salmon at their carrying amounts. The equity interest of Crowley Digital is included in minority interests in the accompanying consolidated financial statements. The Company will not restate any previously issued financial statements. The following unaudited pro forma information presents the financial position of the Company as if Salmon had been consolidated effective January 1, 2002.

		Impact of
Balance Sheet Information as of	Cingular Wireless	Salmon	Consolidated with
December 31, 2002	LLC	Consolidation	Salmon

Current assets	$2,731	$1	$2,732
FCC licenses, net	7,387	358	7,745
Investments in and advances to equity affiliates	2,316	(337)	1,979
Other long-term assets	11,688	13	11,701
Liabilities	16,014	1	16,015
Minority interests in consolidated entities	567	34	601
Members’ capital	7,541	–	7,541

The income statement and cash flow impacts of the Salmon consolidation for the year ended December 31, 2002 would not have been material.

6.	AT&T WIRELESS VENTURE In January 2002, the Company entered into an agreement with AT&T Wireless Services, Inc. (AT&T Wireless) to form a jointly-controlled and equally-owned venture to build out a voice network utilizing GSM technology with GPRS/EDGE data

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)
Dollars in Millions

technologies along a number of major highways in the United States in order to ensure availability of GSM/GPRS/EDGE service to its customers. The Company expects that the venture will reduce incollect roaming expenses it pays to other carriers when the Company’s customers use their wireless devices as they travel on those highways. The Company and AT&T Wireless will each buy services from the venture and provide services under their own brand names. In March 2003, the Company contributed licenses of $2 to the venture. For the three and six months ended June 30, 2003, equity in net loss was not material.

7.	FINANCIAL INSTRUMENTS In March 2003, the Company entered into two interest rate swap contracts with banks to convert a portion of the fixed rate exposure on its five year senior notes due December 15, 2006 to variable rates. The Company uses interest rate swaps to manage its interest rate exposure on its debt obligations. Under the terms of the interest rate swap contracts, the Company receives interest at a fixed rate of 5.625% and pays interest at a variable rate equal to the six-month LIBOR plus a margin, based on an aggregate notional amount of $250. The six-month LIBOR rate on each reset date determines the variable portion of the interest rate swaps. The Company has designated the swaps as fair value hedges of its fixed rate debt. Accordingly, the Company will record the swaps on the balance sheet as an asset or liability with changes in fair value reflected in the consolidated statement of income each reporting period. The change in the fair value of the $250 senior notes is also reflected in earnings through adjustments to the debt’s carrying amount. The Company has determined that there will be no effect on the Company’s results of operations for changes in the fair value of the interest rate swaps and the debt. As of June 30, 2003, there were no material changes in the fair value of the interest rate swaps and the debt. The Company includes payments or receipts on interest rate swaps in interest expense in the consolidated statement of income. The Company does not invest in derivative instruments for trading purposes.

8.	RELATED PARTY TRANSACTIONS In addition to the affiliate transactions with equity investees described elsewhere in these consolidated financial statements, other significant transactions with related parties, principally our members, are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
Type of Service(1)	2002	2003	2002	2003

Interconnect and long distance(2)	$153	$195	$289	$391
Information systems development and support(3)	17	19	33	31
Agent commissions and compensation	21	37	27	52
Transition services	5	2	11	3
Interest expense on debt due to affiliates(4)	181	181	360	360

(1)	For a further description of services, see Note 10 to the Company’s audited consolidated financial statements included in Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2002.

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)
Dollars in Millions

(2)	The increase in interconnect and long distance services for the six months ended June 30, 2003 resulted primarily from redundant expenses related to operating dual networks while transitioning our network from TDMA to GSM and the selection of BellSouth and SBC as preferred long distance service providers.

(3)	These are charges for services under contract with Amdocs Limited, a software company affiliated with SBC. Charges for Amdocs development and support services for the three months ended June 30, 2002 and 2003 that were capitalized were $8 and $10, respectively. For the six months ended June 30, 2002 and 2003 the amounts capitalized were $16 and $15, respectively.

(4)	For further detail on affiliate debt, see Note 7 to the Company’s audited consolidated financial statements included in Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2002.

The Company had receivables from affiliates of $97 and $150 and payables to affiliates of $142 and $158 at December 31, 2002 and June 30, 2003, respectively.

9.	REORGANIZATION COSTS In August 2002, the Company announced plans to reorganize its sales operations and to reduce its workforce in these and other functional areas of the business. It was expected that approximately 2,500 to 3,000 positions (employees, contractors and temporary personnel) would be eliminated, with more than one-third occurring through the elimination of temporary positions and normal attrition. Substantially all employees affected received notification in mid-September 2002. At June 30, 2003, approximately 1,600 employees had been terminated. Employee severance costs were accounted for in accordance with SFAS No. 112, Employers’ Accounting for Postemployment Benefits. For other costs of the reorganization, the Company adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, in 2002 and accounts for the costs of the reorganization when the liability is incurred. The costs associated with the reorganization were not expected to exceed $70. A summary of total expected costs to be incurred and the amounts incurred during the six months ended June 30, 2003 and cumulative through June 30, 2003 is presented in the table below.

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)
Dollars in Millions

	Original	Costs Incurred
	Estimate of	During Six	Cumulative Costs
	Costs Expected	Months Ended	Incurred through
	to be Incurred	June 30, 2003	June 30, 2003

Termination Benefits:
Severance and related costs	$31	$1	$30
Outplacement	1	2	2
OPEB curtailment gain	(1)	–	(1)
Contract Termination Costs:
Lease terminations	14	9	13
Write-offs of leasehold improvements	11	5	9
Other Associated Costs:
Relocation and other	14	4	9

Total	$70	$21	$62

Costs incurred during the six months ended June 30, 2003 in connection with this reorganization plan are principally reflected in “Selling, general and administrative” expenses in the consolidated statement of income. As of June 30, 2003, substantially all activities associated with this reorganization have been completed.

Reorganization costs accrued and paid from December 31, 2002 through June 30, 2003 are summarized as follows:

Balance at December 31, 2002	$16
Liability incurred	16
Amounts paid	(20)

Balance at June 30, 2003	$12

10. EMPLOYEE BENEFITS

Long-term Compensation Plan The Cingular Wireless Long-Term Compensation Plan, as amended in the first quarter of 2003, provides for grants of both performance units and stock appreciation units to eligible participants. Such grants are ultimately settled in cash. Performance units are tied to the achievement of specified financial objectives related to revenue growth and return on capital. The number of performance units granted under the plan total approximately 1.2 million units in 2002 and 560,000 units in 2003, with units having a stated value of $50 (whole dollars). Performance units granted at inception of the three-year performance period are payable in the first quarter following the performance period, with payouts ranging from 0% to 200% of the stated value of the performance units. Expense for this plan is accrued ratably throughout the performance period based upon management’s estimate of the compensation that will ultimately be earned under the plan. As performance is monitored against the financial objectives that have been established throughout the respective

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)
Dollars in Millions

three-year performance periods, management may revise its estimate of the compensation that will ultimately be earned under the plan and adjust its accrual accordingly.

Stock appreciation units granted under the amended plan, which approximate 3.4 million in total, are linked to the respective stock price performance of BellSouth and SBC. Each stock appreciation unit has a grant price equal to the closing price of BellSouth or SBC stock, as the case may be, at the closing New York Stock Exchange price on the grant date. Such stock appreciation units were granted to eligible employees on April 1, 2003, 50% of which vest two years after the grant date and the remaining 50% of which vest three years following the grant date. The stock appreciation units expire 10 years from the grant date. Compensation cost is recognized over the vesting period based upon the fair value of the stock appreciation units at the end of each reporting period.

The impact to results of operations was not material for the three and six months ended June 30, 2003.

11.	COMMUNICATIONS TOWERS In February 2003, the Company acquired leasehold interests in 545 communication towers in California and Nevada from SpectraSite, Inc. (SpectraSite) for $81 in cash. SpectraSite had previously acquired these leasehold interests from an affiliate of SBC in 2000, and the Company leased a portion of the tower space indirectly from SpectraSite. The portion leased by the Company was accounted for as capital leases and used in its Factory venture. Subsequent to February 2003, the Factory venture leases a portion of the space on these towers directly from a subsidiary of the Company. This transaction eliminated $197 of capital lease obligations and $174 of related leased assets assigned to the Factory venture. In connection with this transaction, the Company recognized a gain of $23 in the three months ended March 31, 2003.

12.	SUBSEQUENT EVENTS

Affiliate Debt As of July 1, 2003, the Company executed amended, restated and consolidated subordinated promissory notes to modify the terms of our member loans. These notes to SBC and BellSouth reduced the fixed interest rate from 7.5% to 6.0% and extended the maturity date from March 31, 2005 to June 30, 2008. The change will result in a reduction of interest expense of approximately $145 per annum.

Licenses Acquisition On August 4, 2003, the Company executed an agreement with NextWave and certain of its affiliates pursuant to which the Company would purchase FCC licenses for wireless spectrum in 34 markets from NextWave and its affiliates for $1,400 in cash, subject to the terms and conditions set forth in the agreement.

Because NextWave and its affiliates are currently seeking relief under Chapter 11 of the Bankruptcy Code, the agreement and the transactions contemplated thereby are subject to the approval of the United States Bankruptcy Court for the Southern District of New York. Furthermore, the transaction is subject to various other closing conditions, many of which are outside of the Company’s control, including the receipt of all necessary approvals of the FCC

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)
Dollars in Millions

and expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

WorldCom On August 1, 2003, the Company received approximately $21 from the sale of reseller accounts receivables from WorldCom, Inc. which represents a recovery of receivables which were written off following WorldCom’s filing of a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in July 2002. The Company will record a reduction in bad debt expense resulting from the sale in the third quarter of 2003.

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

Dollars in Millions

The following should be read in conjunction with the December 31, 2002 audited consolidated financial statements and accompanying notes, related information and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2002 and the subsequent 2003 quarterly report on Form 10-Q for the quarter ended March 31, 2003.

INTRODUCTION

We serve approximately 23.4 million voice and data customers, including customers served over our Mobitex data network, and are the second-largest provider of wireless voice and data communications services in the United States, based on the number of wireless subscribers. We have access to licenses to provide cellular or PCS wireless communications services covering an aggregate population (POPs) of 236 million, or approximately 81% of the U.S. population, including in 45 of the 50 largest U.S. metropolitan areas. We provide cellular or PCS services in 43 of the 50 largest U.S. metropolitan areas.

Industry and Operating Trends

Overall, increasing competition, market saturation and a weak economy have caused and will likely continue to cause the wireless industry’s subscriber growth rate to moderate in comparison to historical growth rates. While the wireless telecommunications industry does continue to grow, a high degree of competition exists among six national carriers, their affiliates and smaller regional carriers. This competition will continue to put pressure upon pricing and subscriber churn (See Note 5 of “Selected Financial Results” for definition of subscriber churn) as the carriers compete for potential customers. Future carrier revenue growth is highly dependent upon the number of net customer additions a carrier can achieve and the average revenue per user (ARPU) derived from its customers.

Due to the decline in our customer base in the last half of 2002, our revenue growth has slowed. At the beginning of 2003, we reorganized our marketing, sales and operations activities from a national to a regional basis. In addition, we increased the emphasis on our affiliation with our members, SBC Communications Inc. (SBC) and BellSouth Corporation (BellSouth), and began co-branding our services with their offerings in areas where our wireless markets overlap with their wireline markets, thereby increasing our sales channels. As a result of these strategies, in combination with the introduction of a more meaningful brand message and improved execution at the market level, we have seen the number of customer additions begin to increase. During the second quarter of 2003, we had the largest cellular/PCS net customer additions and lowest overall cellular/PCS churn in two years. Revenues from these recent net customer additions will not be fully reflected until future periods.

Our margins improved in the first two quarters of 2003 over recent quarters as a result of a number of factors. These include modest revenue growth, focused cost control efforts, system and process consolidations and lower acquisition costs associated with reduced gross customer additions that include a greater mix of prepaid and reseller customers. Although we expect continued benefits from our marketing and cost reduction initiatives in 2003, the impacts of competition, wireless

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
Dollars in Millions

service penetration and a weak economy will continue to pressure revenue growth and margins. As we continue to add Global System for Mobile Communication (GSM) technology in our Time Division Multiple Access (TDMA) networks, we expect operating expenses to increase due to higher depreciation expense as a result of our on-going capital spending and a reduction in our TDMA asset lives. Also, we expect costs to increase due to higher network system usage and redundant expenses related to operating dual networks while migrating our customer base from TDMA to GSM. Additionally, during this migration, we expect increased expenses due to higher handset subsidies related to the deployment of dual mode TDMA/GSM handsets that allow our customers to utilize our entire network prior to completion of the GSM network overlay. If we are successful in growing our customer base, our acquisition costs will increase. We expect these and other cost increases to be partially offset by lower billing and customer service expenses due to our 2002 systems consolidation initiatives, decreased roaming costs as a result of lower negotiated roaming rates with other carriers and lower general and administrative expenses.

Additionally, our operating costs could increase if and when pending regulatory initiatives are adopted and become effective. For example, wireless local number portability (see Part II, Item 1, “Legal and Regulatory Proceedings”) is scheduled to become operative in November this year and could significantly increase our customer churn rate and the resultant costs to retain or add new customers. We expect these costs, consisting primarily of handset subsidies, selling costs and greater staffing of customer care centers, to be higher during the year following the effectiveness of the new portability mandate. To the extent industry churn remains higher than in the past, we would expect those costs to continue at a significant level.

RESULTS OF OPERATIONS

Our selected financial results for the three and six months ended June 30, 2002 and 2003 are summarized as follows:

Selected Financial Results

	Three months			Six months
	ended June 30,			ended June 30,
			Percent			Percent
	2002	2003	Change	2002	2003	Change

Total operating revenues	$3,748	$3,786	1.0%	$7,291	$7,376	1.2%
Total operating expenses	3,026	3,030	0.1%	5,902	5,904	0.0%
Operating income	722	756	4.7%	1,389	1,472	6.0%
Income before income taxes and cumulative effect of accounting change(1)	399	422	5.8%	771	843	9.3%
Net income	$395	$410	3.8%	$733	$829	13.1%

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
Dollars in Millions

	Three months		Six months ended
	ended June 30,		June 30,

	2002	2003	2002	2003

Cash Flow Data
Net cash provided by operating activities	$772	$802	$1,025	$1,683
Net cash used in investing activities	(553)	(755)	(1,004)	(1,162)
Net cash used in financing activities	(18)	(9)	(102)	(33)
Construction and capital expenditures(2)	668	668	1,014	995
Other Operating Data
Licensed cellular/PCS POPs (in millions) (end of period)(3)	219	236	219	236
Total cellular/PCS subscribers (in thousands) (end of period)(4)	22,183	22,640	22,183	22,640
Net additions, cellular/PCS subscribers (in thousands)	353	540	587	729
Cellular/PCS subscriber churn(5)	2.7%	2.5%	2.8%	2.6%
Average cellular/PCS revenue per subscriber unit (ARPU)(6)	$52.11	$51.80	$51.28	$50.93
Total system minutes of use (in millions)	28,469	32,584	53,241	61,580

(1)	The six months ended June 30, 2002 include a cumulative effect of accounting change of $32 upon the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, described in Note 4 to our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2002.

(2)	Construction and capital expenditures do not include capital expenditures and cash contributions related to GSM Facilities, LLC (Factory), our jointly-controlled infrastructure venture with T-Mobile USA, Inc. (T-Mobile).

(3)	Licensed POPs refers to the number of people residing in areas where we have licenses to provide cellular or PCS service. As a result of the consolidation of Salmon PCS LLC (Salmon), effective January 1, 2003, Salmon’s licensed POPs of 11 are included in our 2003 total POPs.

(4)	Cellular/PCS subscribers include customers served through reseller agreements.

(5)	Cellular/PCS subscriber churn is calculated by dividing the aggregate number of cellular/PCS subscribers who cancel service during each month in a period by the total number of cellular/PCS subscribers at the beginning of each month in that period.

(6)	ARPU is defined as cellular/PCS service revenues during the period divided by average cellular/PCS subscribers during the period.

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
Dollars in Millions

Three and Six Months Ended June 30, 2003 Compared to the Three and Six Months Ended June 30, 2002

Customer Base

Cellular/PCS customers were approximately 22.6 million at June 30, 2003, an increase of 2.1% from the approximately 22.2 million customers at June 30, 2002. Net cellular/PCS customer additions of 540,000 and 729,000 for the three and six months ended June 30, 2003, respectively, increased 52.7% and 24.1% from the 353,000 and 587,000 net cellular/PCS customer additions for the three and six months ended June 30, 2002, respectively. The 540,000 net cellular/PCS customer additions for the quarter represented the largest net customer additions in two years and, we believe, resulted from the following business initiatives implemented earlier this year:

•	reorganization of our marketing, sales and operations activities from a national to a regional basis to more effectively address local market needs;

•	introduction of a more meaningful brand message – “Cingular Fits You Best” – to tie in with the more focused local market strategy; and

•	increased emphasis on our affiliation with our parent companies and co-branding and more effectively utilizing their sales channels in those areas where our wireless markets overlap with their wireline markets.

During the three and six months ended June 30, 2003, postpaid net cellular/PCS customer additions were 399,000 and 349,000, respectively, which represented declines of 19.5% and 58.2% from the 495,000 and 835,000 net additions for the comparable periods in 2002, respectively. Prepaid net cellular/PCS customer additions in the three and six months ended June 30, 2003 were 30,000 and 170,000, respectively, increases from the (28,000) and 3,000 net additions in the comparable periods in 2002, respectively. Prepaid subscriber growth continued to be positively impacted by our KIC (Keep in Contact) prepaid plan launched in the fourth quarter of 2002. Reseller net cellular/PCS customer additions of 111,000 and 210,000 in the three and six months ended June 30, 2003 represented increases of 225,000 and 461,000, respectively, from the net customer losses of (113,000) and (251,000) in the comparable 2002 periods. The increases for the current periods are largely attributable to the loss of approximately 105,000 WorldCom reseller customers in the second quarter of 2002, which resulted from its decision to exit the wireless reseller business, and aggressive growth by our primary reseller during 2003.

Approximately 94% of our customers are now using our digital services, up from 88% at June 30, 2002. Our networks have 100% digital coverage and 99% of our network traffic was digital at June 30, 2003, up from 98% at June 30, 2002.

For the three months ended June 30, 2003, the cellular/PCS churn rate was 2.5% compared with a 2.7% churn rate for the three months ended June 30, 2002. For the six months ended June 30, 2003, the cellular/PCS churn rate was 2.6% compared with a 2.8% churn rate for the six months ended June 30, 2002. For the three and six months ended June 30, 2003, total gross cellular/PCS customer additions were 2,217,000 and 4,113,000, respectively, changes of 3.1% and (4.0)% from the 2,150,000 and 4,284,000 gross additions for the three and six months ended June 30, 2002,

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
Dollars in Millions

respectively. As a result of the lower churn rate during 2003, net cellular/PCS customer additions grew 52.7% and 24.1%, as previously noted.

In addition to our cellular and PCS licenses, we own FCC licenses to provide data services over a separate frequency band. Our network at this band utilizes a different technology called “Mobitex.” Our net Mobitex customer additions were (47,000) and (30,000), respectively, in the three and six months ended June 30, 2003, compared to net additions of 23,000 and 54,000 in the comparable 2002 periods. The net customer decline for the quarter was primarily a result of the deactivation of over 40,000 customers by one of our resellers. Increased net customer additions of 13,000 from direct sales were also more than offset by lower net customer additions by some of our other resellers. Our Mobitex customer base was 788,000 at June 30, 2003, the same level as at June 30, 2002.

Operating Revenue

Total operating revenues increased $38, or 1.0%, to $3,786 for the three months ended June 30, 2003, compared with the three months ended June 30, 2002; and increased $85, or 1.2%, to $7,376 for the six months ended June 30, 2003, compared with the six months ended June 30, 2002. Although total operating revenues increased in both periods, the slow revenue growth continues to reflect the impact of the decline in our customer base in the last half of 2002 and early 2003. Additionally, competition and the weak economy continue to put pressure on pricing levels and the rate of customer growth. The components of the change in operating revenues are described below.

Service revenues. Service revenues are comprised of local service, roaming, long distance and other revenues. Service revenues for the three months ended June 30, 2003 were $3,531, an increase of $39, or 1.1%, compared with $3,492 for the three months ended June 30, 2002. Service revenues for the six months ended June 30, 2003 were $6,877, an increase of $69, or 1.0%, compared with $6,808 for the six months ended June 30, 2002.

The local service component of total service revenues includes recurring monthly access charges, airtime usage, including prepaid service when earned, and charges for optional features and services, such as voice mail, mobile-to-mobile calling, roadside assistance, caller ID, handset insurance and data services.

Local service revenues for the three months ended June 30, 2003 were $3,097, an increase of $91, or 3.0%, compared with $3,006 for the three months ended June 30, 2002. Local service revenues for the six months ended June 30, 2003 were $6,068, an increase of $196, or 3.3%, compared with $5,872 for the six months ended June 30, 2002. The increase for the three and six month periods was driven by 1.6% and 1.4% increases, respectively, in the average number of cellular/PCS subscribers versus the same periods one year earlier. Additionally, the continued migration of our customers to all-inclusive rate plans that include roaming and long distance continues to increase the local service revenue component of our average revenue per subscriber. Increases in data revenues also continue to positively impact local service revenues. For the three and six months ended June 30, 2003, data revenues, while still relatively small, comprised approximately 40% and 44%, respectively, of the increase in local service revenues. This increase is reflective of increased

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
Dollars in Millions

data service penetration and usage of SMS short messaging data services with our cellular/PCS customers, as well as increased revenue per customer in our Mobitex data business.

The roaming component of total service revenues includes revenues that we collect from our customers who roam outside their selected home coverage area, referred to as “incollect” roaming revenues, and revenues from other wireless carriers for roaming by their customers on our network, referred to as “outcollect” roaming revenues.

Incollect revenues for the three months ended June 30, 2003 were $194, a decrease of $12, or 5.8%, compared with $206 for the three months ended June 30, 2002. Incollect revenues for the six months ended June 30, 2003 were $351, a decrease of $42, or 10.7%, compared with $393 for the six months ended June 30, 2002. Incollect revenues continue to decline primarily as a result customer migration to all-inclusive regional and national rate plans, which include roaming in bundled minute plans.

Outcollect revenues for the three months ended June 30, 2003 were $164, a decrease of $32, or 16.3%, compared with $196 for the three months ended June 30, 2002. Outcollect revenues for the six months ended June 30, 2003 were $305, a decrease of $56, or 15.5%, compared with $361 for the six months ended June 30, 2002. Outcollect revenues continue to decline as lower negotiated roaming rates offset the impact of increasing volumes.

Long distance revenues for the three months ended June 30, 2003 were $42, a decrease of $11, or 20.8%, compared with $53 for the three months ended June 30, 2002. Long distance revenues for the six months ended June 30, 2003 were $83, a decrease of $30, or 26.5%, compared with $113 for the six months ended June 30, 2002. Long distance revenues for the six months ended June 30, 2003 only comprised approximately 1.2% of total service revenues. Long distance revenues have declined on a compounded quarterly basis by 5.6% since the second quarter of 2002 and continue to decline as our customers migrate to all-inclusive regional and national rate plans that include long distance service in the monthly access charge.

ARPU for the three months ended June 30, 2003 was $51.80, a decrease of $0.31, or 0.6%, compared with $52.11 for the three months ended June 30, 2002. ARPU for the six months ended June 30, 2003 was $50.93, a decrease of $0.35, or 0.7%, compared with $51.28 for the six months ended June 30, 2002. Continued competitive pricing pressure in combination with a higher percentage of lower ARPU reseller and prepaid customers in our customer base in 2003 negatively impacted ARPU when compared with the same periods in 2002. For both periods, increases in ARPU related to local service revenues were more than offset by reductions in roaming and long distance revenues, thereby causing an overall reduction in ARPU.

Equipment sales. Equipment sales for the three months ended June 30, 2003 were $255, a decrease of $1, or 0.4%, compared with $256 for the three months ended June 30, 2002. Equipment sales for the six months ended June 30, 2003 were $499, an increase of $16, or 3.3%, compared with $483 for the six months ended June 30, 2002. For the six months ended June 30, 2003, increased handset revenues driven by higher per unit handset pricing was partially offset by lower accessory revenues and the effects of lower gross customer additions.

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
Dollars in Millions

Operating Expenses

Cost of services (exclusive of depreciation). Cost of services primarily includes expenses to monitor, maintain and service our network, landline facilities expense, incollect roaming charges from other carriers and long distance expense. Cost of services for the three months ended June 30, 2003 was $802, an increase of $14, or 1.8%, compared with $788 for the three months ended June 30, 2002. Cost of services for the six months ended June 30, 2003 was $1,575, an increase of $64, or 4.2%, compared with $1,511 for the six months ended June 30, 2002. Compared with the same periods in 2002, cost increases for both the three and six months ended June 30, 2003 were due to increases in local system costs of $76 and $132, respectively, partially offset by decreases in third party system costs. Local systems costs were driven by increased system minutes of use, system expansion and the increased costs of redundant TDMA and GSM networks required during the current GSM system overlay. When compared with the same prior year periods, system minutes of use increased 14.5% and 15.7% for the three and six months ended June 30, 2003, respectively. The primary contributor to lower third party system costs is a decrease in roaming costs. These costs decreased for both the three and six months ended June 30, 2003 by $57 and $69, respectively, when compared with the same periods in 2002. These reductions are a result of lower negotiated roaming rates and cost reductions associated with the Mobile Telecommunications Sourcing Act.

Cost of equipment sales. Cost of equipment sales for the three months ended June 30, 2003 was $451, an increase of $43, or 10.5%, compared with $408 for the three months ended June 30, 2002. Cost of equipment sales for the six months ended June 30, 2003 was $847, an increase of $35, or 4.3%, compared with $812 for the six months ended June 30, 2002. Overall, the increased cost of equipment sales resulted from increased per unit handset costs driven by a shift to higher-end handsets, such as the dual mode TDMA/GSM handsets in use during our GSM system conversion and newly introduced GSM-only handsets. The effects of lower gross customer additions for the six months ended June 30, 2003 serve to partially offset the impact of increased per unit handset costs.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended June 30, 2003 were $1,269, a decrease of $106, or 7.7%, compared with $1,375 for the three months ended June 30, 2002. Selling, general and administrative expenses for the six months ended June 30, 2003 were $2,486, a decrease of $188, or 7.0%, compared with $2,674 for the six months ended June 30, 2002. Cost decreases for both the three and six months ended June 30, 2003 were due to decreases in selling expenses, costs related to maintaining and supporting our customer base and other administrative costs.

Selling expenses, which include sales, marketing, advertising and commissions expenses, decreased $59, or 8.7%, for the three months ended June 30, 2003 compared with the three months ended June 30, 2002. For the six months ended June 30, 2003, selling expenses decreased $108, or 8.4%, compared with the same period in 2002. Lower costs for both periods can be attributed primarily to reduced employee-related costs as a result of the sales operation reorganization in 2002 and lower commissions expenses. The decrease in commissions expense includes the impact of a decrease in combined postpaid and prepaid gross additions compared with same periods in 2002 and increased

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
Dollars in Millions

lower-cost gross customer additions generated by our affiliate sales channels. Although advertising costs increased for the three months ended June 30, 2003, primarily due to movie promotion expenses, advertising costs were lower on a year-to-date basis compared with the same period in 2002.

Costs for maintaining and supporting our customer base decreased $35, or 7.8%, for the three months ended June 30, 2003, compared with the three months ended June 30, 2002, and decreased $57, or 6.4%, for the six months ended June 30, 2003, compared with the six months ended June 30, 2002. Reduced costs in both periods are primarily a result of lower billing expenses, bad debt expenses and customer service expenses. The lower billing and customer service expenses reflect cost reductions as a result of system conversions and related consolidations in 2002. Lower bad debt expense is primarily due to an overall improvement in customer account agings and collections results.

Other administrative costs decreased $12, or 4.9%, for the three months ended June 30, 2003, compared with the three months ended June 30, 2002, and decreased $23, or 4.6%, for the six months ended June 30, 2003, compared with the six months ended June 30, 2002. The decrease for the three months ended June 30, 2003 includes lower information technology and development costs principally due to reduced levels of system conversions and development work compared with the 2002. For the six months ended June 30, 2003, cost decreases in compensation and benefits expenses, information technology and development costs and other costs related to the 2002 workforce reduction were partially offset by increases in legal settlement costs and leasehold termination costs associated with the 2002 workforce reorganization.

Depreciation and amortization. Depreciation and amortization for the three months ended June 30, 2003 were $508, an increase of $53, or 11.6%, compared with $455 for the three months ended June 30, 2002. Depreciation and amortization for the six months ended June 30, 2003 were $996, an increase of $91, or 10.1%, compared with $905 for the six months ended June 30, 2002. For the three and six months ended June 30, 2003, depreciation expense increased by $63 and $113, respectively, compared with the corresponding prior year periods. Depreciation expense increases were primarily due to on-going capital spending, including our GSM overlay, in addition to increased depreciation on TDMA assets in 2003 as a result of a review of estimated service lives of our TDMA network assets. See “Critical Accounting Policies and Estimates – Depreciation” and also Note 2, “Property, Plant and Equipment” in Item 1, Financial Statements. For the three and six months ended June 30, 2003, amortization expense decreased by $10 and $22, respectively, compared with the same periods in 2002. This was primarily a result of certain finite-lived intangible assets becoming fully amortized during 2002.

Interest Expense

Interest expense for the three months ended June 30, 2003 was $230, an increase of $9, or 4.1%, compared with $221 for the three months ended June 30, 2002. Interest expense for the six months ended June 30, 2003 was $455, an increase of $9, or 2.0%, compared with $446 for the six months ended June 30, 2002. The minor change primarily reflects increased interest expense on higher

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
Dollars in Millions

capital lease obligations in 2003. For the three and six months ended June 30, 2003, the impact of the interest rate swaps was minimal. See also Note 7, “Financial Instruments” in Item 1, Financial Statements.

Minority Interest in Earnings of Consolidated Entities

Minority interest in earnings of consolidated entities for the three months ended June 30, 2003 was $35, an increase of $1, or 2.9%, compared with $34 for the three months ended June 30, 2002. Minority interest in earnings of consolidated entities for the six months ended June 30, 2003 was $59, a decrease of $6, or 9.2%, compared with $65 for the six months ended June 30, 2002. For the six months ended June 30, 2003 the $6 decrease was principally due to a $10 minority interest impact related to a $22 partnership legal settlement in the first quarter of 2003 offset by a $4 increase due to partnership net income increases compared with 2002.

Equity in Net Loss of Affiliates

Equity in net loss of affiliates for the three months ended June 30, 2003 was $76, an increase of $9, or 13.4%, compared with $67 for the three months ended June 30, 2002. Equity in net loss of affiliates for the six months ended June 30, 2003 was $148, an increase of $23, or 18.4%, compared with $125 for the six months ended June 30, 2002. For the three months and six months ended June 30, 2003, the increases are primarily due to increased losses of $17 and $42, respectively, related to increased depreciation associated with the Factory venture, offset by reductions of $7 and $20, respectively, from the comparable periods in 2002 due to the consolidation of Salmon. Salmon was consolidated, effective January 1, 2003, as a result our early adoption of FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). See also Note 5 to our consolidated financial statements included in Item 1, Financial Statements.

Other, Net

Other, net for the three months ended June 30, 2003 was $7, an increase of $8, compared with ($1) for the three months ended June 30, 2002. Other, net for the six months ended June 30, 2003 was $33, an increase of $15, compared with $18 for the six months ended June 30, 2002. For the three months and six months ended June 30, 2003, increases include $3 and $6, respectively, in interest income on marketable securities, offset by decreases of $6 and $16, respectively, in Salmon interest income as a result of the Salmon consolidation in 2003. For the three months and six months ended June 30, 2003, the increase also includes a $3 gain on the disposition of a business and a reduced loss from 2002 due to a $6 cost investment write-off in the second quarter of 2002. For the six month period, the increase from 2002 also includes a gain of $23 related to the termination of capital lease obligations offset by decreases from 2002 of $5 in income related to a partnership dissolution and $4 in income and gains related to partitioning transactions.

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
Dollars in Millions

Cumulative Effect of Accounting Change

The cumulative effect of a change in accounting principle during the six months ended June 30, 2002 was a loss of $32, net of tax, and resulted from an impairment of goodwill related to the Mobitex data business upon the adoption of SFAS No. 142, effective January 1, 2002.

Liquidity and Capital Resources

Cash Flows for the Six Months Ended June 30, 2003, Compared with the Six Months Ended June 30, 2002

Cash and cash equivalents at June 30, 2003 were $1,396, an increase of $488, or 53.7%, compared with $908 at December 31, 2002.

Net cash provided by operating activities. Net cash provided by operations for the six months ended June 30, 2003 was $1,683, an increase of $658, or 64.2%, compared with $1,025 for the six months ended June 30, 2002.

The overall increase in net cash provided by operating activities was primarily due to working capital changes, driven mostly by higher vendor payments by us in the six months ended June 30, 2002 versus the six months ended June 30, 2003, and to a lesser degree an increase in operating income excluding depreciation and amortization, resulting from higher operating revenues and lower operating expenses.

Net cash used in investing activities. Net cash used in investing activities for the six months ended June 30, 2003 was $1,162, an increase of $158, or 15.8%, from $1,004 for the six months ended June 30, 2002.

The primary contributors to the overall increase in net cash used in investing activities were a $165 increase in investments in and advances to equity affiliates offset by a $19 decrease in capital expenditures. There was also an $11 increase in acquisition activity for the six months ended June 30, 2003. When comparing the 2002 and 2003 periods, the $165 increase in investments in and advances to equity affiliates was the result of a net advance repayment of $350 made by Salmon in the second quarter of 2002, which was offset by a reduction of $185 for capital expenditures contributed to our Factory venture. See “Capital Expenditures and Other Investments” for a further discussion of capital expenditures. The repayment by Salmon was as a result of the partial return to Salmon by the FCC of license deposits related to 34 challenged licenses. There were no repayments from Salmon for the six months ended June 30, 2003. The $11 increase in acquisition activity was due to the purchase of licenses from AT&T Wireless Services, Inc. (AT&T Wireless). A portion of these licenses is used in our venture with AT&T Wireless. There was no acquisition activity for the six months ended June 30, 2002.

Net cash used in financing activities. Net cash used in financing activities for the six months ended June 30, 2003 was $33, a decrease of $69, or 67.6%, compared with $102 for the six months ended June 30, 2002.

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
Dollars in Millions

The primary contributors to the overall decrease of net cash used in financing activities were a $9 decrease in external debt repayments, a $23 decrease in net distributions to minority interests and a $27 decrease in commercial paper repayments for the six months ended June 30, 2002. There was no commercial paper activity for the six months ended June 30, 2003. The $9 decrease in external debt repayments is primarily attributable to a $17 payment made in 2002 to retire bonds issued by our Puerto Rico subsidiary, offset by an additional $8 in payments made on capital leases. Additionally, a capital contribution of $10 was received from one of our members, SBC, for the six months ended June 30, 2003. No capital contributions were received for the six months ended June 30, 2002.

Capital Expenditures and Other Investments

Network Upgrades and Expansion. The operation of and addition of GSM/General Packet Radio Service/Enhanced Data Rate for Global Evolution (GPRS/EDGE) technology to our networks will require substantial amounts of capital. During the 2003 fiscal year, we expect to spend an aggregate of $3,400 to $3,800 for capital expenditures and equity investments. These estimates include approximately $1,200 to $1,300 for costs of upgrading our TDMA systems with GSM voice and GPRS/EDGE data technology, $1,600 to $1,700 for network and other capital expenditures and $600 to $800 for equity contributions and funding our network sharing ventures with T-Mobile and AT&T Wireless. Expenditures for additional investment in the TDMA network is limited to markets where additional capacity is needed prior to GSM upgrade. For the six months ended June 30, 2003, we spent $995 for upgrading our systems and for network and other capital expenditures and $162 for our Factory venture.

The GSM/GPRS/EDGE network upgrade is currently on schedule. We expect more than 90% of our covered POPs to have access to GSM/GPRS technology by the end of 2003 and 100% by the end of 2004. At the end of the second quarter of 2003, we announced the world’s first commercial deployment of EDGE technology in our Indianapolis market. We expect 100% coverage of our POPs with this enhanced data speed technology by the end of 2004. We estimate that the total capital cost of our network upgrade will be approximately $2,600 to $2,800 through 2004 when the upgrade project is expected to be completed.

To complement our current GSM/GPRS network overlay, broaden our nationwide coverage and lower our roaming costs, we have negotiated numerous roaming agreements with GSM/GPRS carriers in the last year. In the first half of 2003, these include agreements with AT&T Wireless, T-Mobile and Western Wireless Corporation. These agreements enable us to efficiently and immediately expand our GSM/GPRS footprint without incurring additional capital expenditures.

Licenses Acquisition. On August 4, 2003, we executed an agreement with NextWave and certain of its affiliates pursuant to which we would purchase FCC licenses for wireless spectrum in 34 markets from NextWave and its affiliates for $1,400 in cash, subject to the terms and conditions set forth in the agreement.

Because NextWave and its affiliates are currently seeking relief under Chapter 11 of the Bankruptcy Code, the agreement and the transactions contemplated thereby are subject to the

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
Dollars in Millions

approval of the United States Bankruptcy Court for the Southern District of New York. Furthermore, the transaction is subject to various other closing conditions, many of which are outside of our control, including the receipt of all necessary approvals of the FCC and expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

Investment in Salmon. We and Crowley Digital Wireless, LLC (Crowley Digital) formed Salmon to bid for PCS licenses in an FCC auction that ended in January 2001. Salmon was successful in acquiring 45 licenses covering more than 11 million POPs. We have made secured loans to Salmon, which it used to make full payment on the 45 licenses it received from the FCC. In addition to funding payment for licenses, we have agreed that, upon Salmon’s request, we will provide substantially all of the funding that Salmon will need to build and operate its systems and to fund operating losses. The agreement extends until November 2006, and funding will be provided through secured loans. Salmon made net repayments of advances and loans of $350 for the six months ended June 30, 2002. Advances and loans made for the six months ended June 30, 2003 were $3. Loans are repayable no later than May 2008. We estimate the costs to build Salmon’s network system to be approximately $350 to $500 and expect it to be substantially completed by the end of 2005. In addition, we estimate our costs to fund system operating expenses and other operating losses to be approximately $200 to $300 through 2006. No material costs have been incurred through June 30, 2003.

Investment in Venture with T-Mobile (Factory). We and T-Mobile agreed to jointly fund capital expenditures of Factory. Contributions to Factory are generally determined by our proportionate share of the annual capital expenditure requirements based on each party’s incremental growth in minutes of use, and such contributions are accounted for as an increase to our investment. The joint venture agreement also provides for capital settlements that are calculated each quarter and can either reduce or increase the investment. For the six months ended June 30, 2002 and 2003, we made net contributions of assets to Factory of $450 and $281, respectively. We also recorded capital settlements of $179 and reduced the investment in Factory for the six months ended June 30, 2003. There were no capital settlements for the six months ended June 30, 2002. We have a contractual commitment to contribute an additional $225 to Factory in 2003.

Formation of Joint Venture with AT&T Wireless. In January 2002, we entered into an agreement with AT&T Wireless to form a jointly-controlled and equally-owned venture to build out a GSM voice network with GPRS/EDGE data technologies along a number of major highways in the United States in order to ensure availability of GSM/GPRS/EDGE service to our customers and reduce incollect roaming expenses we pay to other carriers when our customers use their wireless devices when they travel on those highways. We and AT&T Wireless will each buy services from the venture and provide services under our own brand names. In March 2003, we contributed licenses to the venture of $2. In 2003 and 2004, we expect to spend an aggregate of approximately $50 for capital expenditures.

Purchase of California/Nevada Tower Leasehold Interests. In February 2003, we acquired leasehold interests in 545 communications towers in California and Nevada from SpectraSite, Inc.

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
Dollars in Millions

(SpectraSite) for $81 in cash. SpectraSite had previously acquired these leasehold interests from an affiliate of SBC in 2000, and we leased a portion of the tower space indirectly from SpectraSite. The portion that we leased was accounted for as capital leases and used in our Factory venture. Subsequent to February 2003, the Factory venture leases a portion of the space on these towers directly from one of our subsidiaries. This transaction eliminated $197 of capital lease obligations and $174 of related leased assets assigned to the Factory venture.

Debt Service

As of June 30, 2003, we had $12,647 of consolidated indebtedness and capitalized lease obligations. This debt primarily includes $9,678 in unsecured, subordinated member loans from SBC and BellSouth, $2,000 in unsecured senior notes and $902 in capital lease obligations. In addition, at June 30, 2003, we were obligated to pay capital leases assigned to the Factory venture of $26.

Affiliate, or member, loans are subordinated to our senior notes, any other capital markets debt and any debt outstanding under our bank credit facility. We may prepay the subordinated loans or refinance them with senior debt (other than with the proceeds from our bank credit facility or senior loans from SBC or BellSouth) at any time if we are not in default under our senior debt.

As of July 1, 2003, we executed amended, restated and consolidated subordinated promissory notes to modify the terms of our member loans. These notes to SBC and BellSouth reduced the fixed interest rate from 7.5% to 6.0% and extended the maturity date from March 31, 2005 to June 30, 2008. This change will result in a reduction of interest expense of approximately $145 per annum.

Off-Balance Sheet Arrangements

At June 30, 2003, we were obligated to pay capital leases assigned to the Factory venture of $26. We have several investments in unconsolidated affiliates, including our joint ventures with T-Mobile and AT&T Wireless. As required by generally accepted accounting principles (GAAP), we have accounted for our joint venture activity using the equity method of accounting. As a result, the assets and liabilities of these ventures are not included on our consolidated balance sheets and the results of operations of the ventures are not included in our consolidated statements of income, other than as equity in earnings of unconsolidated affiliates.

Effective January 1, 2003, we began consolidating the financial position, results of operations and cash flows of Salmon due to our early adoption of FIN 46. For prior periods presented, Salmon was accounted for using the equity method of accounting.

See Notes 4 and 5 to our consolidated financial statements included in Item 1, Financial Statements.

Capital Resources

We expect to rely on cash provided by operations to fund most of our ongoing operations, business development, debt service and distributions to our members. To the extent that additional cash is

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
Dollars in Millions

required from time to time for these purposes or for acquisitions or other business expansion initiatives, including the acquisition of NextWave Spectrum anticipated in early 2004, we may utilize the following sources of external funding: issuances of commercial paper and long-term debt, equity investments and borrowings from SBC and BellSouth and bank borrowings under our revolving credit facility, which we do not expect to use as a normal source of funding. Neither SBC nor BellSouth is obligated or expected to provide additional financing to us, and there is no assurance that any additional loans, if made, would be on a subordinated basis. We believe that we can access the capital markets to the extent necessary to meet our external financing needs.

In order to provide a source of short-term liquidity, our manager’s board has authorized us to issue commercial paper through selected dealers. Our commercial paper program is supported by a $1,500 revolving credit facility, which expires on November 17, 2003.

Depending upon the corporate credit ratings assigned to us from time to time by the various rating agencies, any amounts outstanding under our revolving credit facility would bear variable rate interest at a spread above LIBOR ranging from 0.24% to 1.30%. As a result of our current credit ratings, interest would currently accrue on any borrowings under our revolving credit facility at an average rate of LIBOR plus 28 basis points, assuming borrowings under the facility are less than 33% of the $1,500 credit facility, or 38 basis points, assuming higher borrowings. The credit facility contains customary events of default and covenants, including a covenant to maintain a specified leverage ratio as therein defined, a limitation on mergers and sale of all or substantially all of our assets and a negative pledge. We were in compliance with all covenants under our credit facility at June 30, 2003, and there are no other material covenants to which we are subject under other agreements. Based on our current business plans and projections, we believe we will have sufficient operating cash flow to enable us to continue to comply with the covenants in the credit facility and to not have to draw upon it.

As of June 30, 2003, we had no commercial paper or revolving credit facility debt outstanding.

Our credit ratings as of the date of this filing have not changed from those reported in our Annual Report on Form 10-K for the year ended December, 31, 2002. On August 5, 2003, however, Moody’s Investor Service placed our A3 long-term debt rating on review for possible downgrade.

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

Additionally, impairment tests for indefinite-lived intangible assets, consisting of FCC licenses, are required to be performed on an annual basis or on an interim basis if an event occurs or circumstances change that would indicate the asset might be impaired. In accordance with Emerging Issues Task Force (EITF) 02-7, Unit of Accounting for Testing of Impairment of Indefinite-Lived Intangible Assets, impairment tests for FCC licenses are performed on an aggregate basis. We utilize a fair value approach, incorporating discounted cash flows, to complete the test. This approach determines the fair value of the FCC licenses and accordingly incorporates cash flow assumptions regarding the investment in a network, the development of distribution channels, and other inputs for making the business operational. As these inputs are included in determining free cash flows of the business, the present value of the free cash flows is attributable to the licenses. We believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. If any of the cash flow assumptions were to change, FCC licenses may become impaired.

Revenue Recognition

We earn service revenues by providing access to our wireless network (access revenue) and for usage of our wireless system (airtime revenue). Access revenue from postpaid contract customers is billed in advance and recognized ratably over the service period. Airtime revenue, including roaming revenue and long-distance revenue, is billed in arrears based on minutes of use and is recognized when the service is rendered. Prepaid airtime sold to customers is recorded as deferred revenues prior to the commencement of services, and revenue is recognized when airtime is used or expires. Access and airtime services provided are billed throughout the month according to the bill cycle in which a particular subscriber is placed. As a result of bill cycle cut-off times, we are required to make estimates for service revenues earned but not yet billed at the end of each quarter. These estimates are based primarily upon actual and historical minutes of use. Certain rate plans include a rollover feature whereby unused peak minutes do not expire each month but rather are available, under certain conditions, for future use for a period not to exceed one year from the date of purchase. We defer revenue based on an estimate of the portion of minutes expected to be utilized prior to expiration. Our estimate of expected future services is primarily based on historical minutes of use. Roaming revenues include revenues from certain customers who roam outside their selected home coverage area, referred to as “incollect” roaming revenues, and revenues from other wireless carriers for roaming by their customers on our network, referred to as “outcollect” roaming revenues.

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

We defer non-refundable, up-front activation fees and associated costs to the extent of the related revenues in accordance with Security and Exchange Commission (SEC) Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements. These deferred fees and costs are amortized over the estimated customer relationship period, which is currently estimated to be three years. We have recorded deferred revenues and deferred expenses of equal amount in the consolidated balance sheets. Effective July 1, 2003, we adopted EITF No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. Upon adoption of EITF No. 00-21, we discontinued deferring direct sales channel non-refundable, up-front activation fees and associated costs. Additionally, direct sales channel activation fees will be included in equipment sales rather than service revenues in the consolidated statement of income to the extent that the aggregate activation fee and handset proceeds received from a subscriber do not exceed the fair value of the handset sold.

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

Employee Benefits

We calculate the costs of providing retiree benefits under the provisions of SFAS No. 87, Employers’ Accounting for Pensions, and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. The key assumptions used in making these calculations are disclosed in the notes to our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2002. The most significant of these assumptions are the discount rate used to value the future obligation, expected return on plan assets and health care cost trend rates. We select the discount rate commensurate with current market interest rates on high-quality, fixed-rate debt securities. The expected return on assets is based on our current view of the long-term returns on assets held by the plans, which is influenced by historical averages. The medical cost trend rate is based on our actual medical claims and future projections of medical cost trends. The changes in our discount rate, expected long-term rate of return on plan assets and composite rate of compensation increase for 2002, as described in Note 14 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002, did not have a significant impact on our results of operations or cash flows.

Contractual Obligations

Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2002 for a description of our contractual obligations. There were no material changes to our contractual obligations as of June 30, 2003 from the information set forth in the Annual Report on Form 10-K. For a discussion of material contractual obligations subsequent to June 30, 2003, see Note 12, “Subsequent Events,” to our consolidated financial statements included in Item 1. Financial Statements.

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
Dollars in Millions

Related Party Transactions

We incurred the following related party charges:

	Three months		Six months
	ended		ended
	June 30,		June 30,
Type of Service	2002	2003	2002	2003

Interconnect and long distance(1)	$153	$195	$289	$391
Information systems development and support(2)	17	19	33	31
Agent commissions and compensation(1)	21	37	27	52
Transition services(1)	5	2	11	3
Interest expense on debt due to affiliates(1)	181	181	360	360

(1)	These are charges from SBC and BellSouth and their affiliates.

(2)	These are charges for services under contract with Amdocs Limited, a software company affiliated with SBC.

Other Business Matters

WorldCom On August 1, 2003, we received approximately $21 from the sale of reseller accounts receivables from WorldCom, Inc. which represents a recovery of receivables which were written off following WorldCom’s filing of a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in July 2002. We will record a reduction in bad debt expense resulting from the sale in the third quarter of 2003.

Recent Accounting Pronouncements

See the section, New Accounting Standards, in Note 1 to our consolidated financial statements included in Item 1, Financial Statements.

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

At June 30, 2003, we had outstanding an aggregate of $9,678 in unsecured, subordinated member loans from SBC and BellSouth with a fixed interest rate of 7.5% and a stated maturity of March 31, 2005. Effective July 1, 2003, terms of these notes were modified to reduce the interest rate and extend the terms. See Note 12, “Subsequent Events – Affiliate Debt”, to our consolidated financial statements included in Item 1, Financial Statements. In addition, we currently have outstanding $2,000 of unsecured senior notes with fixed interest rates ranging from 5.625% to 7.125% and with maturity dates between 2006 and 2031. As of June 30, 2003, we had $250 of fixed-to-floating interest rate swaps related to our five-year unsecured senior notes. A change in interest rates of 100 basis points would change our interest expense as a result of the swaps as of June 30, 2003 by $3 per annum. We also have capital leases outstanding of $842 primarily with fixed interest rates of 8% and of $60 with fixed interest rates ranging from 4.55% to 7.08%.

As of June 30, 2003, we had $63 of floating rate borrowings. A change in interest rates of 100 basis points would change our interest expense on these floating rate debt balances as of June 30, 2003 by less than $1 per annum.

We currently have no commercial paper outstanding and we have not borrowed any amounts under our revolving credit facility.

We have Japanese Yen denominated capital lease obligations of $60 at June 30, 2003 and use forward foreign currency exchange contracts to offset foreign exchange gains and losses thereon. The fair values of our foreign currency derivatives are subject to fluctuations in foreign exchange rates. As of June 30, 2003, the approximate fair value of these foreign currency hedging instruments was a loss of $28. The potential gain or loss in the fair value of such financial instruments from a hypothetical 10% decrease or increase in the Japanese Yen relative to the U.S. Dollar would be less than $10 as of June 30, 2003, although this would be primarily offset by the increase or decrease in the fair value of the capital lease obligations. The fair value is based on dealer quotes, considering current exchange rates. There is not a cash flow impact or earnings risk associated with changes in the fair value of these foreign currency hedging instruments and the underlying capital lease obligations.

The risk management discussion above, related to our market risks, contains forward-looking statements and represents, among other things, an estimate of possible changes in fair value that would occur assuming hypothetical future interest rate and foreign currency fluctuations. Future impacts of market risk would be based on actual developments in the financial markets. See “Cautionary Language Concerning Forward-Looking Statements” immediately prior to Part II of this Quarterly Report.

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 4.     Controls and Procedures

(a) As of the end of the period covered by this quarterly report, management concluded its evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. As of the end of the period, our President and Chief Executive Officer and our Chief Financial Officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives. We also have investments in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities are necessarily more limited than those we maintain with respect to our consolidated subsidiaries.

(b) During the period covered by this report, there have not been any significant changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Cautionary Language Concerning Forward-Looking Statements

In addition to historical information, this document contains forward-looking statements regarding events, financial trends, critical accounting policies, off-balance sheet arrangements, contractual obligations and estimates that may affect our future operating results, financial position and cash flows. These statements are based on assumptions and estimates and are subject to risks and uncertainties.

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

While the below list of cautionary statements is not exhaustive, some factors, in addition to those contained throughout this document, that could affect future operating results, financial position and cash flows and could cause actual results to differ materially from those expressed or implied in the forward-looking statements are:

•	the pervasive and intensifying competition in all markets where we operate;
•	problems associated with the transition of our network to higher speed technologies caused by delayed deliveries of infrastructure equipment and handsets, cost overruns, perceived service degradation as more spectrum is devoted to new technologies, customer dissatisfaction with new handsets that operate on multiple networks to accommodate our technology migration, equipment malfunctions and other factors;

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

•	slow growth of our data services due to lack of popular applications, terminal equipment, advanced technology and other factors;
•	shortages and unavailability of spectrum for new services and geographic expansion;
•	pervasive and prolonged adverse economic conditions in the markets we serve;
•	changes in available technology that make our existing technology obsolete or expensive to upgrade;
•	the final outcome of FCC proceedings, including rulemakings, and judicial review, if any, of such proceedings, including those pertaining to wireless local number portability;
•	enactment of additional state and federal regulatory laws, regulations and requirements pertaining to our operations;
•	availability and cost of capital;
•	impact of industry consolidation; and
•	the outcome of pending or threatened complaints and litigation.

CINGULAR WIRELESS LLC

PART II – OTHER INFORMATION

Item 1.     Legal and Regulatory Proceedings

The FCC has adopted rules requiring local number portability that will enable customers to keep their wireline or wireless number when switching to another carrier. These rules obligate wireless carriers to offer number portability to their customers, beginning in November 2003. Verizon Wireless and the Cellular Telecommunications and Internet Association appealed that obligation. On June 6, 2003, the U.S. Court of Appeals for the District of Columbia Circuit rejected the Association’s and Verizon Wireless’ appeal of the FCC’s imposition of the obligation on wireless providers. We had intervened in the appeal on their behalf. The Court, on procedural grounds, did not address the issue of whether the FCC has the statutory authority to impose the obligation but suggested that an avenue for raising that issue properly before the FCC was to ask for rescission of the rule applicable to wireless carriers. On June 16, 2003, Cingular and others filed a petition with the FCC seeking elimination of the rule because the FCC lacks authority from Congress to impose it. The FCC, as yet, has not acted on the request. Until the FCC acts or is ordered to do so by the Court, we cannot initiate litigation in court.

In addition, on July 13, 2003, the FCC’s Wireless Telecommunications Bureau Chief released a letter providing guidance as to how the Bureau views two unresolved wireless local number portability implementation issues. One of the issues is whether a wireless carrier can require a customer to pay amounts owed, including early termination fees, prior to porting the customer’s cellphone number to another carrier. The letter’s guidance is that a carrier cannot delay a port because of moneys owed by the customer. We believe that the letter has no force or effect because the Bureau Chief lacks authority from the Commission to rule on new and novel questions, which this issue presents. Along with other carriers, we have asked the FCC to review the letter and to confirm it has no force and effect or to invalidate it. Like the petition to rescind the rule, ultimate resolution of the issue may not occur until the DC Circuit Court rules because we expect a negative response from the FCC. In the interim, we are moving forward with the development of the systems and processes required for us to port in and port out customers if the obligation becomes effective November 24, 2003, as currently scheduled. Porting could significantly increase our customer churn rate and the resultant costs to retain or add new customers. We expect these costs, consisting mainly of handset subsidies, selling costs and greater staffing of customer care centers, to be higher during the year following the effectiveness of the new mandate. To the extent industry churn remains higher than in the past, we would expect those costs to continue at a significant level.

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

None.

Item 3.     Defaults upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

None.

Item 5.     Other Information

None.

Item 6.     Exhibits and Reports of Form 8-K

(a) Exhibits

Number	Title

10.53	Licensing Support Agreement between BellSouth Intellectual Property Marketing Corporation and Cingular Wireless, LLC effective April 21, 2003.
10.54	Purchase Agreement, dated August 4, 2003, by and between NextWave Telecom Inc., NextWave Personal Communications Inc., NextWave Partners Inc., NextWave Power Partners Inc. and Cingular Wireless LLC.
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

*	In accordance with Release No. 34-47551, this exhibit is hereby furnished to the SEC as an accompanying document and is not to be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.

(b) Reports on Form 8-K

On April 23, 2003, we furnished our results of operations on Form 8-K under “Item 9. Regulation FD Disclosure.”

No other reports on Form 8-K were filed during the three months ended June 30, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINGULAR WIRELESS LLC

By:	CINGULAR WIRELESS CORPORATION,

as Manager

Date: August 8, 2003

By:	/s/ RICHARD G. LINDNER

Richard G. Lindner
Chief Financial Officer
(Principal Financial Officer)