Form 10-Q
period 2003-09-30
CINGULAR WIRELESS LLC
filed 2003-11-06
CIK 1130452

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

      (Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2003
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

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)
Dollars in Millions

CONSOLIDATED STATEMENTS OF INCOME

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2002	2003	2002	2003

Operating revenues:
Service revenues	$3,525	$3,571	$10,333	$10,448
Equipment sales	254	383	737	882

Total operating revenues	3,779	3,954	11,070	11,330

Operating expenses:
Cost of services (excluding depreciation, included below, of $372 and $416, and $1,041 and $1,211, respectively)	887	898	2,398	2,473
Cost of equipment sales	362	606	1,174	1,453
Selling, general and administrative	1,436	1,441	4,110	3,927
Depreciation and amortization	478	521	1,383	1,517

Total operating expenses	3,163	3,466	9,065	9,370

Operating income	616	488	2,005	1,960

Other income (expenses):
Interest expense	(233)	(197)	(679)	(652)
Minority interest in earnings of consolidated entities	(27)	(25)	(92)	(84)
Equity in net loss of affiliates	(64)	(87)	(189)	(235)
Other, net	4	4	22	37

Total other income (expenses)	(320)	(305)	(938)	(934)

Income before provision for income taxes and cumulative effect of accounting change	296	183	1,067	1,026
Provision for income taxes	3	6	9	20

Income before cumulative effect of accounting change	293	177	1,058	1,006
Cumulative effect of accounting change, net of tax	—	—	32	—

Net income	$293	$177	$1,026	$1,006

See accompanying notes.

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)
Dollars in Millions

CONSOLIDATED BALANCE SHEETS

	(Audited)
	At December 31,	At September 30,
	2002	2003

Assets
Current assets:
Cash and cash equivalents	$908	$1,323
Accounts receivable – net of allowance for doubtful accounts of $163 and $137	1,520	1,643
Inventories	126	242
Prepaid expenses and other current assets	177	248

Total current assets	2,731	3,456

Property, plant and equipment, net	10,146	10,507
FCC licenses, net	7,387	7,738
Goodwill	844	845
Other intangible assets, net	307	193
Investments in and advances to equity affiliates	2,316	2,231
Other assets	391	297

Total assets	$24,122	$25,267

Liabilities and members’ capital
Current liabilities:
Debt maturing within one year	$45	$89
Accounts payable	1,043	696
Due to affiliates, net	45	102
Advanced billing and customer deposits	446	481
Accrued liabilities	1,208	1,579

Total current liabilities	2,787	2,947

Long-term debt:
Debt due to affiliates	9,678	9,678
Other long-term debt, net of discount	2,868	2,914

Total long-term debt	12,546	12,592

Other noncurrent liabilities	681	618

Total liabilities	16,014	16,157

Minority interests in consolidated entities	567	642
Members’ capital:
Members’ capital	7,721	8,648
Receivable for properties to be contributed	(178)	(178)
Accumulated other comprehensive loss	(2)	(2)

Total members’ capital	7,541	8,468

Total liabilities and members’ capital	$24,122	$25,267

See accompanying notes.

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)
Dollars in Millions

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended
	September 30,

	2002	2003

Operating activities
Net income	$1,026	$1,006
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,383	1,517
Provision for doubtful accounts	291	148
Gain on disposition of businesses	(7)	(3)
Gain on termination of capital lease obligations	—	(23)
Minority interest in earnings of consolidated entities	92	84
Equity in net loss of affiliates	189	235
Cumulative effect of accounting change, net of tax	32	—
Changes in operating assets and liabilities:
Accounts receivable	(304)	(271)
Other current assets	(16)	(205)
Accounts payable and other current liabilities	(872)	41
Pensions and post-employment benefits	67	41
Other, net	2	80

Net cash provided by operating activities	1,883	2,650

Investing activities
Construction and capital expenditures	(1,842)	(1,768)
Investments in and advances to equity affiliates, net	(435)	(395)
Dispositions of businesses and licenses	6	5
Acquisitions of licenses	(6)	(11)
Other, net	—	2

Net cash used in investing activities	(2,277)	(2,167)

Financing activities
Net repayment of commercial paper	(27)	—
Net repayment of long-term debt	(51)	(49)
Net distributions to minority interests	(52)	(29)
Contributions from members	429	10

Net cash provided by (used in) financing activities	299	(68)

Net (decrease) increase in cash and cash equivalents	(95)	415
Cash and cash equivalents at beginning of period	567	908

Cash and cash equivalents at end of period	$472	$1,323

See accompanying notes.

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)
Dollars in Millions

CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS’ CAPITAL

Balance at December 31, 2002	$7,541
Net income	1,006
Member contributions/(distributions), net	(79)
Other comprehensive income	—

Balance at September 30, 2003	$8,468

	Three months ended		Nine months ended
	September 30,		September 30,
Comprehensive Income	2002	2003	2002	2003

Net income	$293	$177	$1,026	$1,006
Other comprehensive income:
Foreign currency translation adjustment	(2)	(3)	—	—
Net unrealized gain on securities	—	—	1	—

Total comprehensive income	$291	$174	$1,027	$1,006

See accompanying notes.

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)
Dollars in Millions

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Background Cingular Wireless LLC (the Company) is a Delaware limited liability company formed by SBC Communications Inc. (SBC) and BellSouth Corporation (BellSouth) as the operating company for their U.S. wireless joint venture. The parties entered into an agreement to form the Company in April 2000, subject to regulatory approvals. Cingular Wireless Corporation acts as the Company’s manager and controls the Company’s management and operations. The Company and its joint ventures provide Cingular-branded wireless voice and data communications services, including local, long-distance and roaming services using both cellular and personal communications services (PCS), and equipment to customers in 36 states. In addition, the Company provides enhanced and interactive data services over a proprietary “Mobitex” network utilizing base stations and satellite transmission facilities. All of the Company’s operations, which serve customers in 50 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands, are conducted through subsidiaries or ventures.

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

In November 2002, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on EITF No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. The consensus addresses how to account for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. Revenue arrangements with multiple deliverables are required to be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. The consensus also supersedes certain guidance set forth in SEC Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements. The final consensus is applicable to agreements entered into in quarters beginning after June 15, 2003. The Company adopted this new pronouncement effective July 1, 2003 and is applying the provisions of this statement on a prospective basis subsequent to that date. The impact to the Company’s financial position, results of operations, and cash flows would not have been materially different had the Company adopted this new pronouncement on January 1, 2002.

The Company has determined that the sale of wireless services through its direct sales channel with an accompanying handset constitutes a revenue arrangement with multiple deliverables. Upon adoption of EITF No. 00-21, the Company divides these arrangements into separate units of accounting, including the wireless service and handset. Arrangement consideration received for the handset is recognized as equipment sales when the handset is delivered and accepted by the subscriber. Arrangement consideration received for the wireless service is recognized as service revenues when earned. As the non-refundable, up-front activation fee charged to the subscriber does not meet the criteria as a separate unit of accounting, the Company allocates the additional arrangement consideration received from the activation fee to the handset (the delivered item) to the extent that the aggregate handset and activation fee proceeds do not exceed the fair value of the handset. Any activation fees not allocated to the handset would be deferred upon activation and recognized as service revenue over the expected customer relationship period, which is currently estimated to be three years. The Company has determined that the sale of wireless services through its indirect sales channel (agents) does not constitute a revenue arrangement with multiple deliverables. For indirect channel sales, the Company continues to defer non-refundable, up-front activation fees and associated costs to the extent of the related revenues in accordance with SAB 101. The deferred fees and costs are amortized over the estimated customer relationship period. The impact to the Company’s ongoing results of operations and cash flows as of result of adopting this statement is not expected to be material.

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)
Dollars in Millions

In June 2001, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations. This statement requires the Company to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and capitalize that amount as part of the book value of the long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the Company either settles the obligation for its recorded amount or incurs a gain or loss. This statement is effective for financial statements for fiscal years beginning after June 15, 2002. The Company adopted this new pronouncement effective January 1, 2003.

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

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that instruments that are redeemable upon liquidation or termination of an issuing subsidiary that has a limited life are considered mandatorily redeemable shares under SFAS No. 150 in the financial statements of the parent. Accordingly, those non-controlling interests are required to be classified as liabilities and recorded at settlement value by SFAS No. 150. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. As a result of concerns over implementation and measurement issues, the FASB unanimously decided on October 29, 2003 to defer the application of SFAS No. 150 to certain non-controlling interests of limited-life entities that are

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)
Dollars in Millions

consolidated in the financial statements. The Company has accordingly deferred adoption of this aspect of the standard pending further guidance and is unable at this time to determine the impact to the Company’s financial position, results of operations and cash flows.

2.	PROPERTY, PLANT AND EQUIPMENT The Company’s cellular/PCS networks are currently equipped with digital transmission technologies known as Time Division Multiple Access (TDMA) technology and Global System for Mobile Communication (GSM) technology. The Company is currently in the process of adding GSM equipment throughout its TDMA markets to provide a common voice standard. At the same time, the Company is adding high-speed technologies for data services known as General Packet Radio Service (GPRS) and Enhanced Data Rate for Global Evolution (EDGE). The GSM network upgrade is substantially complete with over 90% of the Company’s population of potential customers (“POPs”) currently with cellular or PCS service having access to GSM service. While the Company will continue to sell and market TDMA services for the foreseeable future, the amount of the future cash flows to be derived from the TDMA network assets is highly dependent upon the rate of transition of existing subscribers using TDMA equipment to GSM-capable equipment, as well as other competitive and technological factors. The TDMA network assets were generally depreciated over an eight-year period. Effective January 1, 2003, the Company implemented the results of a review of the estimated service lives of its remaining TDMA network assets. The Company determined that a reduction in the useful lives of TDMA assets is warranted based on the projected transition of network traffic to GSM technology. Useful lives were shortened to fully depreciate all TDMA equipment by December 31, 2008. TDMA equipment acquired after January 1, 2003 will have useful lives not to exceed six years. Depreciation expense increased by $23 and $65 for the three and nine months ended September 30, 2003, respectively, as a result of the change in estimate.

The Company entered into $129 of capital lease obligations from December 31, 2002 to September 30, 2003 primarily related to communication towers.

3.	INTANGIBLE ASSETS Summarized below are the carrying values for the major classes of intangible assets that continue to be amortized, as well as the carrying values of those intangible assets that are no longer amortized.

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)
Dollars in Millions

		December 31, 2002		September 30, 2003

		Gross		Gross
	Useful	Carrying	Accumulated	Carrying	Accumulated
	Lives	Amount	Amortization	Amount	Amortization

Intangible assets subject to amortization:
FCC licenses used in Mobitex business	4 years	$28	$–	$28	$(5)
Customer lists	5 years	1,070	(771)	1,070	(883)
Other	3-5 years	145	(137)	147	(141)

Total		$1,243	$(908)	$1,245	$(1,029)

Intangible assets not subject to amortization:
FCC licenses		$7,359	$–	$7,715	$–

Goodwill		$844	$–	$845	$–

There was no significant change in the carrying value of goodwill for the nine months ended September 30, 2003.

The following table presents current and estimated amortization expense for each of the following periods:

Aggregate amortization expense:
For the nine months ended September 30, 2003	$121

Estimated amortization expense:
For the remainder of 2003	$41
For the years ending December 31,
2004	115
2005	49
2006	11

$216

4.	INVESTMENTS IN AND ADVANCES TO EQUITY AFFILIATES The Company has investments in affiliates for which it does not have a controlling interest that are accounted for under the equity method. At September 30, 2003, the most significant of these investments is GSM Facilities, LLC (Factory), a jointly-controlled infrastructure venture with T-Mobile USA, Inc. (T-Mobile) for networks in the New York City metropolitan area, California and Nevada. Prior to January 1, 2003, Salmon was accounted for as an equity method investment. See Note 5 for a discussion of the consolidation of Salmon.

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)
Dollars in Millions

Investments in and advances to equity affiliates consist of the following:

	December 31,	September 30,
	2002	2003

Investment in Factory	$1,966	$2,199
Investment in Salmon	236	–
Advances to Salmon, including accrued interest	101	–
Other	13	32

	$2,316	$2,231

The Company and T-Mobile agreed to jointly fund capital expenditures of Factory. Contributions to Factory are generally determined by the Company’s proportionate share of the annual capital expenditure requirements based on each party’s incremental growth in minutes of use, and such contributions are accounted for as an increase to the Company’s investment. For the three months ended September 30, 2002 and 2003, the Company made net contributions of assets to Factory of $429 and $367, respectively. For the nine months ended September 30, 2002 and 2003, the Company made net contributions of assets to Factory of $879 and $469, respectively. The Company had contractual commitments to contribute cash of $225 to Factory in 2002 and an additional $225 in 2003. The contribution amounts above include $175 and $127 of cash contributions made by the Company for the nine months ended September 30, 2002 and 2003, respectively, in partial satisfaction of the Company’s contractual commitments.

The Company incurs and charges to Factory certain network operating costs. For the three months ended September 30, 2002 and 2003, the Company incurred and charged to Factory costs of $59 and $84, respectively. For the nine months ended September 30, 2002 and 2003, the Company incurred and charged to Factory costs of $163 and $240, respectively. The monthly operating expenses of Factory are then charged back to the Company and T-Mobile based upon their share of the total minutes of use on the respective networks. Charges for network services provided by Factory to the Company were $56 and $68 for the three months ended September 30, 2002 and 2003, respectively. For the nine months ended September 30, 2002 and 2003, the charges were $158 and $189, respectively. These charges for network services are included in “Cost of services” in the consolidated statements of income.

Factory is expected to incur net losses due to depreciation and interest expense, which are not reimbursed by the Company or T-Mobile. For the three months ended September 30, 2002 and 2003, the Company recorded equity in the net loss of Factory of $60 and $87, respectively. For the nine months ended September 30, 2002 and 2003, the Company recorded equity in the net loss of Factory of $168 and $236, respectively. At September 30, 2003, the Company’s economic interest in Factory approximated 75%.

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

The Company made secured loans to Salmon to fund the purchase of the 45 licenses, and have agreed that, upon Salmon’s request, the Company will provide substantially all of the funding that Salmon will need to build and operate its systems and to fund operating losses. The agreement extends until November 2006, and funding will be provided through secured loans. Salmon made net repayments of advances and loans of $344 for the nine months ended September 30, 2002, primarily as a result of a partial return to Salmon by the FCC of license deposits related to the 34 challenged licenses referred to in the preceding paragraph. Advances and loans made for the nine months ended September 30, 2003 were $7. Loans are repayable no later than May 2008. The Company estimates the costs to build Salmon’s network system to be approximately $350 to $500, of which $10 to $20 relates to 2003, and expects it to be substantially completed by the end of 2006. In addition, the Company estimates the costs to fund system operating expenses and other operating losses to be approximately $200 to $300 through 2006. Approximately $26 has been incurred to fund system operating expenses and other operating losses from inception through September 30, 2003.

Management control of Salmon is vested in Crowley Digital under the terms of Salmon’s limited liability company agreement as Crowley Digital appoints three of the five members of Salmon’s management committee. The Company does not have the unilateral ability to control any actions by Salmon. As a result, the Company’s non-controlling voting interest in Salmon had historically been accounted for as an equity method investment through December 31, 2002. For the three and nine months ended September 30, 2002, the Company recorded equity losses of $5 and $25, respectively, associated with its investment in Salmon. As of December 31, 2002 and September 30, 2003, the Company had a non-controlling equity interest in Salmon of approximately 80%.

As described in Note 1, the Company adopted the provisions of FIN 46 effective January 1, 2003. The Company determined that Salmon meets the definition of a variable interest entity and that the Company is the primary beneficiary of the Salmon variable interests. Accordingly, the Company consolidated the financial position, results of operations and cash flows of Salmon effective January 1, 2003. Consolidation of Salmon in the Company’s financial statements is solely for purposes of complying with FIN 46, and does not reflect any change in voting control over Salmon. The Company initially measured the assets, liabilities and noncontrolling interests of Salmon at their carrying amounts. The equity interest of Crowley Digital is included in minority interests in the accompanying consolidated financial statements. The Company did not

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)
Dollars in Millions

restate any previously issued financial statements. The following unaudited pro forma information presents the financial position of the Company as if Salmon had been consolidated effective January 1, 2002.

		Impact of
Balance Sheet Information as of	Cingular Wireless	Salmon	Consolidated with
December 31, 2002	LLC	Consolidation	Salmon

Current assets	$2,731	$1	$2,732
FCC licenses, net	7,387	358	7,745
Investments in and advances to equity affiliates	2,316	(337)	1,979
Other long-term assets	11,688	13	11,701
Liabilities	16,014	1	16,015
Minority interests in consolidated entities	567	34	601
Members’ capital	7,541	–	7,541

The income statement and cash flow impacts of the Salmon consolidation for the year ended December 31, 2002 would not have been material.

6.	AT&T WIRELESS VENTURE In January 2002, the Company entered into an agreement with AT&T Wireless Services, Inc. (AT&T Wireless) to form a jointly-controlled and equally-owned venture to build out a voice network utilizing GSM technology with GPRS/ EDGE data technologies along a number of major highways in the United States in order to ensure availability of GSM/ GPRS/ EDGE service to its customers. The Company expects that the venture will reduce incollect roaming expenses it pays to other carriers when the Company’s customers use their wireless devices as they travel on those highways. The Company and AT&T Wireless will each buy services from the venture and provide services under their own brand names. As of September 30, 2003, the Company had an investment in the venture of $19. For the three and nine months ended September 30, 2003, equity in net loss was not material.

7.	FINANCIAL INSTRUMENTS In March 2003, the Company entered into two interest rate swap contracts with banks to convert a portion of the fixed rate exposure on its five year senior notes due December 15, 2006 to variable rates. The Company uses interest rate swaps to manage its interest rate exposure on its debt obligations. Under the terms of the interest rate swap contracts, the Company receives interest at a fixed rate of 5.625% and pays interest at a variable rate equal to the six-month LIBOR plus a margin, based on an aggregate notional amount of $250. The six-month LIBOR rate on each reset date determines the variable portion of the interest rate swaps. The Company has designated the swaps as fair value hedges of its fixed rate debt. Accordingly, the Company records the swaps on the balance sheet as an asset or liability with changes in fair value reflected in the consolidated statement of income each reporting period. The change in the fair value of the $250 senior notes is also reflected in earnings through adjustments to the debt’s carrying amount. The Company has determined that

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)
Dollars in Millions

there will be no effect on the Company’s results of operations for changes in the fair value of the interest rate swaps and the debt as such amounts offset. As of September 30, 2003, there were no material changes in the fair value of the interest rate swaps and the debt. The Company includes payments or receipts on interest rate swaps in interest expense in the consolidated statement of income. The Company does not invest in derivative instruments for trading purposes.

8.	RELATED PARTY TRANSACTIONS In addition to the affiliate transactions with equity investees described elsewhere in these consolidated financial statements, other significant transactions with related parties, principally the Company’s members, are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
Type of Service(1)	2002	2003	2002	2003

Interconnect and long distance(2)	$187	$207	$476	$598
Agent commissions and compensation	12	30	39	82
Other services	4	2	15	5
Interest expense on debt due to affiliates(3)	183	146	543	506

(1)	For a further description of services, see Note 10 to the Company’s audited consolidated financial statements included in Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2002.

(2)	The increase in interconnect and long distance services for the nine months ended September 30, 2003 resulted primarily from redundant expenses related to operating dual networks while transitioning the Company’s network from TDMA to GSM and the selection of BellSouth and SBC as preferred long distance service providers.

(3)	For further detail on affiliate debt, see Note 7 to the Company’s audited consolidated financial statements included in Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2002. As of July 1, 2003, the Company executed amended, restated and consolidated subordinated promissory notes to modify the terms of the Company’s member loans. These notes to SBC and BellSouth reduced the fixed interest rate from 7.5% to 6.0% and extended the maturity date from March 31, 2005 to June 30, 2008. This change will result in a reduction of interest expense of approximately $145 per annum.

The Company had receivables from affiliates of $97 and $60 and payables to affiliates of $142 and $162 at December 31, 2002 and September 30, 2003, respectively.

9.	REORGANIZATION COSTS In August 2002, the Company announced plans to reorganize its sales operations and to reduce its workforce in these and other functional areas of the business. It was expected that approximately 2,500 to 3,000 positions (employees, contractors and temporary personnel) would be eliminated, with more than one-third occurring through the elimination of temporary positions and normal attrition. Substantially all employees affected received notification in September 2002. As of September 30, 2003, approximately 1,600 employees had been terminated. Employee severance costs were accounted for in accordance with

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)
Dollars in Millions

SFAS No. 112, Employers’ Accounting for Postemployment Benefits. For other costs of the reorganization, the Company adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, in 2002 and accounts for the costs of the reorganization when the liability is incurred. The costs associated with the reorganization were not expected to exceed $70. As of June 30, 2003, substantially all activities associated with this reorganization had been completed. A historical summary of total expected costs to be incurred and the amounts incurred during the six months ended June 30, 2003 and cumulative through June 30, 2003 is presented in the table below.

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

At September 30, 2003, $9 remains unpaid and is recorded in current liabilities on the balance sheet.

10.	EMPLOYEE BENEFITS

Long-term Compensation Plan The Cingular Wireless Long-Term Compensation Plan, as amended in the first quarter of 2003, provides for grants of both performance units and stock appreciation units to eligible participants. Such grants are ultimately settled in cash. Performance units are tied to the achievement of specified financial objectives related to revenue growth and return on capital. The number of performance units granted under the plan total approximately 1.2 million units in 2002 and 530,000 units in 2003, with units having a stated value of $50 (whole dollars). As of September 30, 2003, the Company has approximately 1.5 million outstanding units. Performance units granted at inception of the three-year performance period are payable in the first quarter following the performance period, with payouts ranging from 0% to 200% of the stated value of the performance units. Expense

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)
Dollars in Millions

for this plan is accrued ratably throughout the performance period based upon management’s estimate of the compensation that will ultimately be earned under the plan. As performance is monitored against the financial objectives that have been established throughout the respective three-year performance periods, management may revise its estimate of the compensation that will ultimately be earned under the plan and adjust its accrual accordingly.

Stock appreciation units granted under the amended plan, which approximate 3.3 million in total, are linked to the respective stock price performance of BellSouth and SBC. As of September 30, 2003, the Company has approximately 3.3 million outstanding units. Each stock appreciation unit has a grant price equal to the closing price of BellSouth or SBC stock, as the case may be, based on the closing New York Stock Exchange price on the grant date. Such stock appreciation units were granted to eligible employees on April 1, 2003, 50% of which vest two years after the grant date and the remaining 50% of which vest three years following the grant date. The stock appreciation units expire 10 years from the grant date. Compensation cost is recognized over the vesting period based upon the fair value of the stock appreciation units at the end of each reporting period.

The expense recognized under this plan was not material for the three and nine months ended September 30, 2002 or 2003.

11.	COMMUNICATION TOWERS

In February 2003, a subsidiary of the Company acquired leasehold interests in 545 communication towers in California and Nevada from SpectraSite, Inc. (SpectraSite) for $81 in cash. SpectraSite had previously acquired these leasehold interests from an affiliate of SBC in 2000, and the Company had leased a portion of the tower space indirectly from SpectraSite. The portion leased by the Company was accounted for as a capital lease and used in its Factory venture. Subsequent to February 2003, the Factory venture leases a portion of the space on these towers directly from a subsidiary of the Company. This transaction eliminated $197 of capital lease obligations and $174 of related leased assets assigned to the Factory venture. In connection with this transaction, the Company recognized a gain of $23 in the three months ended March 31, 2003.

For the three months ended September 30, 2003, the Company recorded the transfer of $65 in net book value of tower assets to the SBC affiliate. The transfer was made pursuant to an agreement between SBC and SpectraSite Holdings, Inc., which was entered into in 2000, to lease the SBC rights pertaining to the towers. Transfers of the towers to the SBC affiliate occurred upon the completion of certain legal requirements, including receiving consents from certain limited partners and landlords. Through September 30, 2003, there have been 2,933 towers transferred to the SBC affiliate, with 281 towers remaining to be transferred. The transfer is reflected in members’ equity as a distribution to members. All towers are expected to be transferred by the end of 2004.

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)
Dollars in Millions

12.	OTHER BUSINESS MATTERS

Licenses Acquisition On August 4, 2003, the Company executed an agreement with NextWave and certain of its affiliates pursuant to which the Company would purchase FCC licenses for wireless spectrum in 34 markets from NextWave and its affiliates for $1,400 in cash. On September 25, 2003, the U.S. Bankruptcy Court for the Southern District of New York approved the sale. The transaction is subject to various closing conditions, many of which are outside of the parties’ control, including the receipt of all necessary approvals of the FCC. The transaction is expected to close in the first half of 2004.

WorldCom On August 1, 2003, the Company received approximately $20 from the sale of WorldCom, Inc. (WorldCom) reseller accounts receivables to a third party, which represents a recovery of receivables that were written off following WorldCom’s filing of a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in July 2002. The Company has recorded a reduction in bad debt expense of $20, net of transaction fees, resulting from this sale.

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

Dollars in Millions

The following should be read in conjunction with the December 31, 2002 audited consolidated financial statements and accompanying notes, related information and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2002 and the subsequent 2003 quarterly reports on Form 10-Q for the quarters ended March 31, 2003 and June 30, 2003, respectively.

INTRODUCTION

We serve approximately 24.2 million voice and data customers, including customers served over our Mobitex data network, and are the second-largest provider of wireless voice and data communications services in the United States, based on the number of wireless subscribers. We have access to licenses to provide cellular services or personal communication services (PCS) covering an aggregate population (“POPs”) of 236 million, or approximately 81% of the U.S. population, including in 45 of the 50 largest U.S. metropolitan areas. We provide cellular services or PCS in 43 of the 50 largest U.S. metropolitan areas.

Industry and Operating Trends

Overall, increasing competition, market saturation and an uncertain economy have caused and will likely continue to cause the wireless industry’s subscriber growth rate to moderate in comparison to historical growth rates. While the wireless telecommunications industry does continue to grow, a high degree of competition exists among six national carriers, their affiliates and smaller regional carriers. This competition will continue to put pressure upon pricing, margins and subscriber churn (See Note 5 of “Selected Financial Results and Operating Data” for a definition of subscriber churn) as the carriers compete for potential customers. Future carrier revenue growth is highly dependent upon the number of net customer additions a carrier can achieve and the average revenue per user (ARPU) derived from its customers.

At the beginning of 2003, we reorganized our marketing, sales and operations activities from a national to a regional basis. In addition, we increased the emphasis on our affiliation with our members, SBC Communications Inc. (SBC) and BellSouth Corporation (BellSouth), and began co-branding our services with their offerings in areas where our wireless markets overlap with their wireline markets, thereby increasing our sales channels. As a result of these strategies, in combination with the introduction of a more meaningful brand message, “Cingular Fits You Best,” improved execution at the market level and promotion of service offerings such as “Family Talk” plans, we have seen the number of customer additions increase through the first nine months of 2003. During the third quarter of 2003, we had the largest cellular/ PCS total and postpaid gross customer additions since our formation. Additionally, our cellular/ PCS net customer additions were the highest since the first quarter of 2001. Although our most recent twelve months include negative cellular/ PCS growth in the fourth quarter of 2002, our third consecutive quarter of strong sequential improvement in cellular/ PCS net customer additions has provided some growth momentum.

Our margins in the third quarter of 2003 were lower than in recent quarters as a result of a number of factors. We had increased operating expenses that were driven by acquisition costs related to

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
Dollars in Millions

higher cellular/ PCS gross customer additions and extensive customer retention and customer service initiatives in anticipation of wireless local number portability. Also negatively impacting our third quarter margins were increased network system operating costs as a result of ongoing growth in customer usage and incremental costs related to our current network system upgrade. Partially offsetting these expense increases were modest revenue growth, focused cost control efforts and the positive impacts of prior and ongoing system and process consolidations. Although we expect continued benefits from our marketing and cost reduction initiatives in 2003, the impacts of competition and wireless service penetration will continue to pressure revenue growth and margins. As we complete our network system upgrade to add Global System for Mobile Communication (GSM) technology in our Time Division Multiple Access (TDMA) networks, operating expenses have increased due to higher depreciation expense as a result of our ongoing capital spending and a reduction in our TDMA asset lives. We expect cost increases to continue due to higher network system usage and redundant expenses related to operating dual networks while migrating our customer base from TDMA to GSM. Additionally, during this migration, we expect increased expenses due to higher handset subsidies related to the deployment of new GSM handsets and dual mode TDMA/GSM handsets that allow our customers to utilize our entire network prior to completion of the GSM network overlay. If we are successful in continuing to accelerate the growth of our customer base, our acquisition costs will increase. We expect these and other cost increases to be partially offset by lower billing and customer service expenses due to our 2002 systems consolidation initiatives, decreased roaming costs as a result of lower negotiated roaming rates with other carriers and lower general and administrative expenses.

Additionally, our operating costs could increase if and when pending regulatory initiatives are adopted and become effective. For example, wireless local number portability (see Part II, Item 1, “Legal and Regulatory Proceedings”) is scheduled to become operative on November 24, 2003 and could significantly increase our customer churn rate and the resultant costs to retain or add new customers. We have already incurred costs related to the preparation for and implementation of wireless local number portability, and we expect these costs, consisting primarily of handset subsidies, selling costs and greater staffing of customer care centers, to be higher during the year following the effectiveness of the new portability mandate. To the extent industry churn remains higher than in the past, we would expect those costs to continue at a significant level.

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
Dollars in Millions

RESULTS OF OPERATIONS

Our selected financial results for the three and nine months ended September 30, 2002 and 2003 are summarized as follows:

Selected Financial Results

	Three months			Nine months
	ended			ended
	September 30,			September 30,
			Percent			Percent
	2002	2003	Change	2002	2003	Change

Total operating revenues	$3,779	$3,954	4.6%	$11,070	$11,330	2.3%
Total operating expenses	3,163	3,466	9.6%	9,065	9,370	3.4%
Operating income	616	488	(20.8)%	2,005	1,960	(2.2)%
Income before income taxes and cumulative effect of accounting change	296	183	(38.2)%	1,067	1,026	(3.8)%
Net income(1)	$293	$177	(39.6)%	$1,026	$1,006	(1.9)%

Selected Financial and Operating Data

	Three months		Nine months
	ended		ended
	September 30,		September 30,

	2002	2003	2002	2003

Cash Flow Data
Net cash provided by operating activities	$858	$967	$1,883	$2,650
Net cash used in investing activities	(1,273)	(1,005)	(2,277)	(2,167)
Net cash provided by (used in) financing activities	401	(35)	299	(68)
Construction and capital expenditures(2)	828	773	1,842	1,768
Other Operating Data
Licensed cellular/PCS POPs (in millions) (end of period)(3)	219	236	219	236
Total cellular/PCS subscribers (in thousands) (end of period)(4)	22,076	23,385	22,076	23,385
Net additions, cellular/PCS subscribers (in thousands)	(107)	745	480	1,474
Cellular/PCS subscriber churn(5)	3.0%	2.8%	2.9%	2.6%
Average cellular/PCS revenue per subscriber unit (ARPU)(6)	$52.17	$50.91	$51.58	$50.93
Total system minutes of use (in millions)	29,018	34,553	82,259	96,133

(1)	The nine months ended September 30, 2002 include a cumulative effect of accounting change of $32 upon the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, described in Note 4 to our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2002.

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
Dollars in Millions

(2)	Construction and capital expenditures do not include capital expenditures and cash contributions related to our jointly-controlled infrastructure ventures with T-Mobile USA, Inc. (T-Mobile) and AT&T Wireless.

(3)	Licensed POPs refers to the number of people residing in areas where we have licenses to provide cellular or PCS service. As a result of the consolidation of Salmon PCS LLC (Salmon), effective January 1, 2003, Salmon’s licensed POPs of 11 are included in our 2003 total licensed POPs.

(4)	Cellular/PCS subscribers include customers served through reseller agreements.

(5)	Cellular/PCS subscriber churn is calculated by dividing the aggregate number of cellular/PCS subscribers who cancel service during each month in a period by the total number of cellular/PCS subscribers at the beginning of each month in that period.

(6)	ARPU is defined as cellular/PCS service revenues during the period divided by average cellular/PCS subscribers during the period. This metric is used to compare the recurring revenue amounts generated on our network to prior periods and internal targets. We believe that this metric provides useful information concerning the performance of our initiatives to attract and retain high value customers and the use of our network.

Three and Nine Months ended September 30, 2003, Compared with the Three and Nine Months ended September 30, 2002

Customer Base

Cellular/PCS customers were approximately 23.4 million at September 30, 2003, an increase of 5.9% from the approximately 22.1 million customers at September 30, 2002. For the three months ended September 30, 2003, total gross cellular/PCS customer additions and postpaid gross cellular/PCS customer additions of approximately 2.7 million and 2.2 million, respectively, were the highest since our formation. Net cellular/PCS customer additions of 745,000 and 1,474,000 for the three and nine months ended September 30, 2003, respectively, represented significant increases from the (107,000) and 480,000 net cellular/PCS customer additions/(losses) for the three and nine months ended September 30, 2002, respectively. The 745,000 net cellular/PCS customer additions for the quarter represented the largest net customer additions since the first quarter of 2001 and, we believe, resulted from the following business initiatives implemented earlier this year:

•	reorganization of our marketing, sales and operations activities from a national to a regional basis to more effectively address local market needs;

•	introduction of a more meaningful brand message – “Cingular Fits You Best”;

•	increased emphasis on our affiliation with our parent companies and co-branding and more effectively utilizing their sales channels in those areas where our wireless markets overlap with their wireline markets; and

•	more effective marketing execution and promotion of service offerings, such as “Family Talk” plans, in the third quarter of 2003.

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
Dollars in Millions

Postpaid net cellular/PCS customer additions of 688,000 and 1,037,000 in the three and nine months ended September 30, 2003, respectively, represented increases of 563,000 and 77,000, respectively, from the net customer additions of 125,000 and 960,000 in the comparable 2002 periods. Prepaid net cellular/PCS customer additions/(losses) in the three and nine months ended September 30, 2003 were (29,000) and 141,000, respectively, representing increases from the (70,000) and (67,000) net customer losses in the comparable periods in 2002. Although there were prepaid net customer losses in the current three-month period, overall, prepaid subscriber growth continued to be positively impacted by our KIC (Keep in Contact) prepaid plan launched in the fourth quarter of 2002. Reseller net cellular/PCS customer additions of 86,000 and 296,000 in the three and nine months ended September 30, 2003, respectively, represented increases of 248,000 and 709,000, respectively, from the net customer losses of (162,000) and (413,000) in the comparable 2002 periods. The increases for the current periods are largely attributable to losses of approximately 199,000 and 304,000 WorldCom reseller customers in the three- and nine-month periods of 2002, respectively, which resulted from its decision to exit the wireless reseller business, and aggressive growth by our primary reseller during 2003.

Approximately 95% of our customers are now using our digital services, up from 90% at September 30, 2002. Our networks have 100% digital coverage and 99% of our network traffic was digital at September 30, 2003, up from 98% at September 30, 2002.

For the three months ended September 30, 2003, the cellular/PCS churn rate was 2.8% an improvement from the 3.0% churn rate for the three months ended September 30, 2002. For the nine months ended September 30, 2003, the cellular/PCS churn rate was 2.6% compared with a 2.9% churn rate for the nine months ended September 30, 2002. Churn rates in 2003 were positively impacted by lower churn rates in our prepaid and reseller customer bases offset by only a minor increase in our postpaid customer base churn rate.

In addition to our cellular and PCS licenses, we own Federal Communications Commission (FCC) licenses to provide data services over a separate frequency band. Our network at this band utilizes a different technology called “Mobitex.” Our Mobitex customer base of 788,000 remained essentially unchanged for the three months ended September 30, 2003 compared with net customer additions of 14,000 in the same prior year period. Although our Mobitex customer churn rate decreased in the current three-month period compared with 2002, gross customer additions were negatively impacted due to the availability of new competitive data products over our and other cellular/PCS networks. We had net Mobitex customer losses of (30,000) in the nine months ended September 30, 2003, compared to net additions of 68,000 in the comparable 2002 period. The net customer decline for the nine-month period was primarily a result of the deactivation of over 40,000 customers by one of our resellers. Our Mobitex customer base was 788,000 at September 30, 2003, compared with 801,000 at September 30, 2002.

Operating Revenue

Total operating revenues increased $175, or 4.6%, to $3,954 for the three months ended September 30, 2003, compared with the three months ended September 30, 2002; and increased $260, or 2.3%, to $11,330 for the nine months ended September 30, 2003, compared with the nine

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
Dollars in Millions

months ended September 30, 2002. The growth in total operating revenues was a result of improved service revenues driven by a larger average cellular/PCS customer base and robust growth in data revenues. Strong customer growth in 2003 also contributed to increased equipment sales. The components of the change in operating revenues are described as follows:

Service revenues. Service revenues are comprised of local service, roaming, long distance and other revenues. Service revenues for the three months ended September 30, 2003 were $3,571, an increase of $46, or 1.3%, compared with $3,525 for the three months ended September 30, 2002. Service revenues for the nine months ended September 30, 2003 were $10,448, an increase of $115, or 1.1%, compared with $10,333 for the nine months ended September 30, 2002.

The local service component of total service revenues includes recurring monthly access charges, airtime usage, including prepaid service when earned, and charges for optional features and services, such as voice mail, mobile-to-mobile calling, roadside assistance, caller ID, handset insurance and data services.

Local service revenues for the three months ended September 30, 2003 were $3,100, an increase of $60, or 2.0%, compared with $3,040 for the three months ended September 30, 2002. Local service revenues for the nine months ended September 30, 2003 were $9,168, an increase of $256, or 2.9%, compared with $8,912 for the nine months ended September 30, 2002. The increase for the three- and nine-month periods was driven by 3.7% and 2.2% increases, respectively, in the average number of cellular/PCS subscribers versus the same prior year periods. The positive revenue impact of the increases in average cellular/PCS customers was mitigated somewhat by a 2% shift in the cellular/PCS customer base mix as of September 30, 2003, when compared with the prior year, from higher ARPU postpaid customers to lower ARPU prepaid and reseller customers. Also, the July 1, 2003 adoption of Emerging Issues Task Force (EITF) 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, resulted in a reclassification of $18 in direct sales channel activation revenues from local service revenues to equipment sales for the three months ended September 30, 2003. See also Note 1, “Summary of Significant Accounting Policies,” in Item 1, Financial Statements.

Increases in data revenues continue to positively impact local service revenues. For the three and nine months ended September 30, 2003, data revenues, while less than 4% of total local service revenues, comprised approximately 60% and 48%, respectively, of the total local service revenues increase. The increase in data revenues is reflective of increased data service penetration and usage of SMS short messaging and other data services with our cellular/PCS customers, as well as increased revenue per customer in our Mobitex data business. For the nine months ended September 30, 2003, there was a 135% growth in cellular/PCS data revenues compared with the same period in 2002.

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

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
Dollars in Millions

Incollect revenues for the three months ended September 30, 2003 were $242, an increase of $33, or 15.8%, compared with $209 for the three months ended September 30, 2002. Incollect revenues for the nine months ended September 30, 2003 were $593, a decrease of $9, or 1.5%, compared with $602 for the nine months ended September 30, 2002. The increase for the three-month period was driven by higher usage in the summer months partially offset by lower rates. Overall, incollect revenues have been negatively impacted as customers migrate to all-inclusive regional and national rate plans, which include roaming in bundled minute plans.

Outcollect revenues for the three months ended September 30, 2003 were $162, a decrease of $29, or 15.2%, compared with $191 for the three months ended September 30, 2002. Outcollect revenues for the nine months ended September 30, 2003 were $467, a decrease of $85, or 15.4%, compared with $552 for the nine months ended September 30, 2002. Outcollect revenues are consistently lower for the three- and nine-month periods as lower negotiated roaming rates continue to offset the impact of increasing volumes.

Long distance revenues for the three months ended September 30, 2003 were $44, a decrease of $8, or 15.4%, compared with $52 for the three months ended September 30, 2002. Long distance revenues for the nine months ended September 30, 2003 were $127, a decrease of $38, or 23.0%, compared with $165 for the nine months ended September 30, 2002. Long distance revenues for the nine months ended September 30, 2003 only comprised approximately 1.2% of total service revenues. Long distance revenues have declined on a compounded quarterly basis by 4.1% since the third quarter of 2002 and continue to decline as long distance rates decrease and our customers migrate to all-inclusive regional and national rate plans that include long distance service in the monthly access charge.

ARPU for the three months ended September 30, 2003 was $50.91, a decrease of $1.26, or 2.4%, compared with $52.17 for the three months ended September 30, 2002. ARPU for the nine months ended September 30, 2003 was $50.93, a decrease of $0.65, or 1.3%, compared with $51.58 for the nine months ended September 30, 2002. Increased sales of lower ARPU “Family Talk” plans, in combination with a higher percentage of lower ARPU reseller and prepaid customers in our 2003 customer base, negatively impacted our overall ARPU when compared with the same periods in 2002. Additionally, the revenue reclassification due to the adoption of EITF 00-21 had an approximate $0.27 negative impact on ARPU for the three-month period ended September 30, 2003. Competitive pricing pressures and on-going year over year reductions in roaming and long distance revenues also continue to negatively impact ARPU.

Equipment sales. Equipment sales for the three months ended September 30, 2003 were $383, an increase of $129, or 50.8%, compared with $254 for the three months ended September 30, 2002. Equipment sales for the nine months ended September 30, 2003 were $882, an increase of $145, or 19.7%, compared with $737 for the nine months ended September 30, 2002. For the three months and nine months ended September 30, 2003, the increases in equipment sales were principally driven by increased handset revenues. For the three months ended September 30, 2003, an over 60% increase in handset revenues was primarily a result of higher unit sales reflecting a nearly 35% increase in cellular/PCS postpaid and prepaid gross customer additions and a significant increase in

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
Dollars in Millions

the sale of “upgrade” handsets compared with the same prior year period. The increased unit sales for upgrades was a function of both our GSM network overlay and our focused efforts to increase the number of our customers under contract in anticipation of wireless local number portability rules becoming operative on November 24, 2003. For the nine months ended September 30, 2003, the increase in handset revenues was primarily the result of higher cellular/PCS postpaid and prepaid gross customer additions. As mentioned earlier, for the three months ended September 30, 2003, equipment sales also increased due to the reclassification of $18 in direct sales channel activation revenues from local service revenues to equipment sales as a result of the adoption of EITF 00-21.

Operating Expenses

Cost of services (exclusive of depreciation). Cost of services primarily includes expenses to monitor, maintain and service our network, landline facilities expense, incollect roaming charges from other carriers and long distance expense. Cost of services for the three months ended September 30, 2003 was $898, an increase of $11, or 1.2%, compared with $887 for the three months ended September 30, 2002. Cost of services for the nine months ended September 30, 2003 was $2,473, an increase of $75, or 3.1%, compared with $2,398 for the nine months ended September 30, 2002. Compared with the same periods in 2002, cost increases for both the three and nine months ended September 30, 2003 were due to increases in local system costs of $70 and $202, respectively, partially offset by decreases in third party system costs. Local systems costs continue to be driven by growth in system minutes of use, system expansion and the increased costs of redundant TDMA and GSM networks required during the current GSM system overlay. When compared with the same prior year periods, system minutes of use increased 19.1% and 16.9% for the three and nine months ended September 30, 2003, respectively. The primary contributor to lower third party system costs was a decrease in incollect roaming costs. These costs decreased for both the three and nine months ended September 30, 2003 by $56 and $125, respectively, when compared with the same periods in 2002. These reductions were a result of lower negotiated roaming rates and cost reductions associated with the Mobile Telecommunications Sourcing Act.

Cost of equipment sales. Cost of equipment sales for the three months ended September 30, 2003 was $606, an increase of $244 or 67.4%, compared with $362 for the three months ended September 30, 2002. Cost of equipment sales for the nine months ended September 30, 2003 was $1,453, an increase of $279 or 23.8%, compared with $1,174 for the nine months ended September 30, 2002. Consistent with the earlier discussion related to equipment sales, for the three months ended September 30, 2003, the increase was driven primarily by higher unit sales associated with the large increase in gross customer additions and upgrade unit sales. Overall, for the nine months ended September 30, 2003, the increased cost of equipment sales was also impacted by higher per unit handset costs driven by a shift to more advanced handsets, such as the dual mode TDMA/ GSM handsets in use during our GSM system conversion and newly introduced feature-rich GSM-only handsets.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended September 30, 2003 were $1,441, an increase of $5, or 0.3%, compared with

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
Dollars in Millions

$1,436 for the three months ended September 30, 2002. Selling, general and administrative expenses for the nine months ended September 30, 2003 were $3,927, a decrease of $183, or 4.5%, compared with $4,110 for the nine months ended September 30, 2002. For the three-month period, increases in selling expenses were almost entirely offset by decreases in costs related to maintaining and supporting our customer base and other administrative costs. For the nine-month period, decreases in selling expenses, costs related to maintaining and supporting our customer base and other administrative costs contributed to the overall $183 decrease when compared to the same period in 2002.

Selling expenses, which include sales, marketing, advertising and commissions expenses, for the three months ended September 30, 2003 were $714, an increase of $93, or 15.0%, compared with $621 for the three months ended September 30, 2002. For the nine months ended September 30, 2003, selling expenses were $1,890, a decrease of $15, or less than 1%, compared with $1,905 for the same period in 2002. For the three-month period ended September 30, 2003, the $93 increase was driven primarily by higher commissions expenses and advertising costs partially offset by lower sales expenses. Higher commissions expenses were consistent with the nearly 35% increase in total cellular/ PCS postpaid and prepaid gross additions compared with the prior year. For the three-month period, the decrease in sales costs were principally due to $21 of costs in the prior year related to the 2002 sales operation reorganization. For the nine-month period, the less than 1% change can be attributed to reduced employee-related costs as a result of the sales operation reorganization in 2002 offset by higher commissions and advertising expenses.

Costs for maintaining and supporting our customer base decreased $79, or 14.1%, for the three months ended September 30, 2003, compared with the three months ended September 30, 2002, and decreased $136, or 9.4%, for the nine months ended September 30, 2003, compared with the nine months ended September 30, 2002. For the three-month period, the $79 decrease was principally due to decreased bad debt expenses offset by increased residuals and upgrade commissions expenses related to our existing customer base. Nearly half of a $126 reduction in bad debt expense for the three-month period can be attributed to the net impact of WorldCom bad debt write-offs in 2002 and a $20 WorldCom bad debt expense recovery in 2003. The increase in upgrade commissions was consistent with the increase in upgrade handset sales as reflected in equipment sales and costs previously discussed. For the nine-month period, reduced costs included lower bad debt expenses, billing expenses and customer service expenses. The lower billing and customer service expenses reflect cost reductions as a result of system conversions and related consolidations in 2002. In addition to the impact of the WorldCom activity, lower bad debt expense was also due to an overall improvement in customer account agings and collections results.

Other administrative costs decreased $9, or 3.6%, for the three months ended September 30, 2003, compared with the three months ended September 30, 2002, and decreased $32, or 4.2%, for the nine months ended September 30, 2003, compared with the nine months ended September 30, 2002. For the three-month period, lower administrative costs can be partially attributed to costs in the prior year related to the 2002 sales operation reorganization and workforce reduction. For the nine months ended September 30, 2003, cost decreases in compensation and benefits expenses, information technology and development costs and other costs related to the 2002 workforce

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
Dollars in Millions

reduction were partially offset by increases in leasehold termination costs associated with the 2002 workforce reorganization and legal settlement costs.

Depreciation and amortization. Depreciation and amortization for the three months ended September 30, 2003 were $521, an increase of $43, or 9.0%, compared with $478 for the three months ended September 30, 2002. Depreciation and amortization for the nine months ended September 30, 2003 were $1,517, an increase of $134, or 9.7%, compared with $1,383 for the nine months ended September 30, 2002. For the three and nine months ended September 30, 2003, depreciation expense increased by $46 and $159, respectively, compared with the corresponding prior year periods. Depreciation expense increases were primarily due to on-going capital spending, including our GSM overlay, in addition to increased depreciation on TDMA assets in 2003 as a result of a review of estimated service lives. See “Critical Accounting Policies and Estimates – Depreciation” and also Note 2, “Property, Plant and Equipment” in Item 1, Financial Statements. For the three and nine months ended September 30, 2003, amortization expense decreased by $3 and $25, respectively, compared with the same periods in 2002. This was primarily a result of certain finite-lived intangible assets becoming fully amortized during 2002.

Interest Expense

Interest expense for the three months ended September 30, 2003 was $197, a decrease of $36, or 15.5%, compared with $233 for the three months ended September 30, 2002. Interest expense for the nine months ended September 30, 2003 was $652, a decrease of $27, or 4.0%, compared with $679 for the nine months ended September 30, 2002. For the three months ended September 30, 2003, interest expense on the debt to our members, SBC and BellSouth, was lower by $36 when compared with the three months ended September 30, 2002. This decrease was the result of a reduction in the fixed interest rate from 7.5% to 6.0% effective July 1, 2003. For the nine months ended September 30, 2003, this decrease was offset primarily by increased interest expense on higher capital lease obligations in 2003. For the three and nine months ended September 30, 2003, the impact of the interest rate swaps was minimal. See also Note 7, “Financial Instruments” in Item 1, Financial Statements.

Minority Interest in Earnings of Consolidated Entities

Minority interest in earnings of consolidated entities for the three months ended September 30, 2003 was $25, a decrease of $2, or 7.4%, compared with $27 for the three months ended September 30, 2002. Minority interest in earnings of consolidated entities for the nine months ended September 30, 2003 was $84, a decrease of $8, or 8.7%, compared with $92 for the nine months ended September 30, 2002. For the nine months ended September 30, 2003 the $8 decrease was principally due to a $10 minority interest impact related to a $22 partnership legal settlement in the first quarter of 2003 offset by a $2 increase due to partnership net income increases compared with 2002.

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
Dollars in Millions

Equity in Net Loss of Affiliates

Equity in net loss of affiliates for the three months ended September 30, 2003 was $87, an increase of $23, or 35.9%, compared with $64 for the three months ended September 30, 2002. Equity in net loss of affiliates for the nine months ended September 30, 2003 was $235, an increase of $46, or 24.3%, compared with $189 for the nine months ended September 30, 2002. For the three months and nine months ended September 30, 2003, the increases are primarily due to increased losses of $27 and $69, respectively, principally related to increased depreciation associated with the Factory venture, offset by reductions of $5 and $25, respectively, from the comparable periods in 2002 as a result of the consolidation of Salmon. Salmon was consolidated, effective January 1, 2003, as a result our early adoption of Financial Accounting Standards Board (FASB) Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). See also Note 5, “Salmon” in Item 1, Financial Statements.

Other, Net

Other, net for the three months ended September 30, 2003 was $4, the same as for the three months ended September 30, 2002. Other, net for the nine months ended September 30, 2003 was $37, an increase of $15, compared with $22 for the nine months ended September 30, 2002. For the three months and nine months ended September 30, 2003, increases include $2 and $8, respectively, in interest income on marketable securities, offset by decreases of $3 and $19, respectively, in Salmon interest income as a result of the Salmon consolidation in 2003. For the nine months ended September 30, 2003, the increase also includes a gain of $23 related to the termination of capital lease obligations, a $3 gain on the disposition of a business and a reduced loss of $6 compared with 2002 as a result of a cost investment write-off in the second quarter of 2002. For the nine-month period, these increases were offset by decreases from 2002 of $5 in income related to a partnership dissolution and $3 in income and gains related to partitioning transactions.

Cumulative Effect of Accounting Change

The cumulative effect of a change in accounting principle during the nine months ended September 30, 2002 was a loss of $32, net of tax, and resulted from an impairment of goodwill related to the Mobitex data business upon the adoption of SFAS No. 142, effective January 1, 2002.

Liquidity and Capital Resources

Cash Flows for the Nine Months ended September 30, 2003, Compared with the Nine Months ended September 30, 2002

Net cash provided by operating activities. Net cash provided by operations for the nine months ended September 30, 2003 was $2,650, an increase of $767 or 40.7%, compared with $1,883 for the nine months ended September 30, 2002.

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
Dollars in Millions

The overall increase in net cash provided by operating activities was primarily due to working capital changes, driven mostly by higher vendor payments by us in the nine months ended September 30, 2002 versus the nine months ended September 30, 2003, and to a lesser degree an increase in operating income excluding depreciation and amortization, resulting from higher operating revenues that more than offset higher cash operating expenses. Working capital was negatively impacted by an increase in handset inventory as a result of higher gross additions and our GSM conversion.

Net cash used in investing activities. Net cash used in investing activities for the nine months ended September 30, 2003 was $2,167, a decrease of $110, or 4.8%, from $2,277 for the nine months ended September 30, 2002.

The primary contributors to the overall decrease in net cash used in investing activities were a $40 decrease in investments in and advances to equity affiliates and a $74 decrease in capital expenditures. The decrease in investments in and advances to equity affiliates for the nine months ended September 30, 2003 primarily reflects a $401 decrease in capital expenditures and cash contributions to our Factory venture as compared to 2002, offset by net advance repayments of $344 in 2002 from Salmon as a result of the partial return by the FCC of deposits related to the 34 challenged licenses. There was also $16 in capital expenditures and cash contributed to our venture with AT&T Wireless Services, Inc. (AT&T Wireless) during the nine months ended September 30, 2003. There were no contributions to this venture for the nine months ended September 30, 2002. See “Capital Expenditures and Other Investments” for a further discussion of our joint venture with AT&T Wireless.

Net cash provided by (used in) financing activities. Net cash used in financing activities for the nine months ended September 30, 2003 was $68, an increase of $367, compared with $299 of net cash provided by financing activities for the nine months ended September 30, 2002.

The primary contributor to the overall increase of net cash used in financing activities was a $419 decrease in contributions received from our members, SBC and BellSouth, for the nine months ended September 30, 2003 when compared to the nine months ended September 30, 2002. This was partially offset by a $2 decrease in external debt repayments, a $23 decrease in net distributions to minority interests and a $27 decrease in commercial paper repayments. There was no commercial paper activity for the nine months ended September 30, 2003. The $2 decrease in external debt repayments is primarily attributable to a $17 payment made in 2002 to retire bonds issued by our Puerto Rico subsidiary, offset by an increase of $15 for capital lease payments.

Capital Expenditures and Other Investments

Network Upgrades and Expansion. The operation of and addition of GSM/General Packet Radio Service/ Enhanced Data Rate for Global Evolution (GPRS/EDGE) technology to our networks will require substantial amounts of capital. During the 2003 fiscal year, we expect to spend an aggregate of $3,400 to $3,800 for capital expenditures and equity investments. These estimates include approximately $1,200 to $1,300 for costs of upgrading our TDMA systems with GSM voice and GPRS/EDGE data technology, $1,600 to $1,700 for network and other capital expenditures

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
Dollars in Millions

and $600 to $800 for equity contributions, primarily for funding our network sharing venture with T-Mobile. Expenditures for additional investment in the TDMA network is limited to markets where additional capacity is needed prior to GSM upgrade. For the nine months ended September 30, 2003, we spent $1,768 for upgrading our TDMA systems and for network and other capital expenditures and $397 for our network sharing ventures with T-Mobile and AT&T Wireless.

The GSM/GPRS/EDGE network upgrade is currently on schedule. More than 90% of our covered POPs currently have access to GSM/GPRS technology and we expect this to be 100% by the end of 2004. At the end of the second quarter of 2003, we announced the world’s first commercial deployment of EDGE technology in our Indianapolis market. We expect 100% coverage of our POPs with this enhanced data speed technology by the end of 2004. We estimate that the total capital cost of our network upgrade will be approximately $2,600 to $2,800 through 2004 when the upgrade project is expected to be completed.

To complement our current GSM/GPRS network overlay, broaden our nationwide coverage and lower our roaming costs, we have negotiated numerous roaming agreements with GSM/GPRS carriers in the last year. In 2003, these include agreements with AT&T Wireless, T-Mobile and Western Wireless Corporation. These agreements enable us to efficiently and immediately expand our GSM/GPRS footprint without incurring additional capital expenditures. By combining our GSM/GPRS footprint with those of other carriers through roaming agreements and joint ventures, GSM is expected to be available in areas that contain approximately 90 percent of the total U.S. population by the end of 2003 and almost 95 percent of the total U.S. population, where virtually all of our customer usage is, by the end of 2004.

Licenses Acquisition. On August 4, 2003, we executed an agreement with NextWave and certain of its affiliates pursuant to which we would purchase FCC licenses for wireless spectrum in 34 markets from NextWave and its affiliates for $1,400 in cash. On September 25, 2003, the U.S. Bankruptcy Court for the Southern District of New York approved the sale. The transaction is subject to various closing conditions, many of which are outside of the parties’ control, including the receipt of all necessary approvals of the FCC. The transaction is expected to close in the first half of 2004.

Investment in Salmon. We and Crowley Digital Wireless, LLC (Crowley Digital) formed Salmon to bid for PCS licenses in an FCC auction that ended in January 2001. Salmon was successful in acquiring 45 licenses covering more than 11 million POPs. We have made secured loans to Salmon, which it used to make full payment on the 45 licenses it received from the FCC. In addition to funding payment for licenses, we have agreed that, upon Salmon’s request, we will provide substantially all of the funding that Salmon will need to build and operate its systems and to fund operating losses. The agreement extends until November 2006, and funding will be provided through secured loans. Salmon made net repayments of advances and loans of $344 for the nine months ended September 30, 2002. See also Note 5, “Salmon” in Item 1, Financial Statements. Advances and loans made for the nine months ended September 30, 2003 were $7. Loans are repayable no later than May 2008. We estimate the costs to build Salmon’s network system to be approximately $350 to $500, of which $10 to $20 relates to 2003, and expect it to be substantially

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
Dollars in Millions

completed by the end of 2006. In addition, we estimate our costs to fund system operating expenses and other operating losses to be approximately $200 to $300 through 2006. Approximately $26 has been incurred to fund system operating expenses and other operating losses from inception through September 30, 2003.

Investment in Venture with T-Mobile (Factory). We and T-Mobile agreed to jointly fund capital expenditures of Factory. Contributions to Factory are generally determined by our proportionate share of the annual capital expenditure requirements based on each party’s incremental growth in minutes of use, and such contributions are accounted for as an increase to our investment. For the three months ended September 30, 2002 and 2003, we made net contributions of assets to Factory of $429 and $367, respectively. For the nine months ended September 30, 2002 and 2003, we made net contributions of assets to Factory of $879 and $469, respectively. We had contractual commitments to contribute cash of $225 to Factory in 2002 and an additional $225 in 2003. The contribution amounts above include $175 and $127 of cash contributions made by us for the nine months ended September 30, 2002 and 2003, respectively, in partial satisfaction of our contractual commitments.

Formation of Joint Venture with AT&T Wireless. In January 2002, we entered into an agreement with AT&T Wireless to form a jointly-controlled and equally-owned venture to build out a GSM voice network with GPRS/EDGE data technologies along a number of major highways in the United States in order to ensure availability of GSM/GPRS/EDGE service to our customers and reduce incollect roaming expenses we pay to other carriers when our customers use their wireless devices when they travel on those highways. We and AT&T Wireless will each buy services from the venture and provide services under our own brand names. As of September 30, 2003, we had an investment in the venture of $19. In 2003 and 2004, we expect to spend an aggregate of approximately $50 for capital expenditures.

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

Debt Service

As of September 30, 2003, we had $12,681 of consolidated indebtedness and capitalized lease obligations. This debt includes $9,678 in unsecured, subordinated member loans from SBC and BellSouth, $2,000 in unsecured senior notes and $949 in capital lease obligations. We entered into $129 of capital lease obligations from December 31, 2002 to September 30, 2003 primarily related to communication towers. In addition, at September 30, 2003, we were obligated to pay capital leases assigned to the Factory venture of $26.

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

Off-Balance Sheet Arrangements

At September 30, 2003, we were obligated to pay capital leases assigned to the Factory venture of $26. We have several investments in unconsolidated affiliates, including our joint ventures with T-Mobile and AT&T Wireless. As required by generally accepted accounting principles (GAAP), we have accounted for our joint venture activity using the equity method of accounting. As a result, the assets and liabilities of these ventures are not included on our consolidated balance sheets and the results of operations of the ventures are not included in our consolidated statements of income, other than as equity in earnings of unconsolidated affiliates.

Effective January 1, 2003, we began consolidating the financial position, results of operations and cash flows of Salmon due to our early adoption of FIN 46. For prior periods presented, Salmon was accounted for using the equity method of accounting.

See Notes 4 and 5 to our consolidated financial statements included in Item 1, Financial Statements.

Capital Resources

We expect to rely on cash provided by operations to fund most of our ongoing operations, business development, debt service and distributions to our members. To the extent that additional cash is required from time to time for these purposes or for acquisitions or other business expansion initiatives, including the acquisition of NextWave spectrum anticipated in the first half of 2004, we may utilize the following sources of external funding: issuances of commercial paper and long-term debt, equity investments and borrowings from SBC and BellSouth and bank borrowings under our revolving credit facility, which we do not expect to use as a normal source of funding. Neither SBC nor BellSouth is obligated or expected to provide additional financing to us, and there is no assurance that any additional loans, if made, would be on a subordinated basis. We believe that we can access the capital markets to the extent necessary to meet our external financing needs.

In order to provide a source of short-term liquidity, our manager’s board has authorized us to issue commercial paper through selected dealers. Our commercial paper program is supported by a $1,500 revolving credit facility, which expires on November 17, 2003. We are currently in discussion with lenders to replace this facility with a $1,000 revolving credit facility.

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
Dollars in Millions

Depending upon the corporate credit ratings assigned to us from time to time by the various rating agencies, any amounts outstanding under our revolving credit facility would bear variable rate interest at a spread above LIBOR ranging from 0.24% to 1.30%. As a result of our current credit ratings, interest would currently accrue on any borrowings under our revolving credit facility at an average rate of LIBOR plus 28 basis points, assuming borrowings under the facility are less than 33% of the $1,500 credit facility, or 38 basis points, assuming higher borrowings. The credit facility contains customary events of default and covenants, including a covenant to maintain a specified leverage ratio as therein defined, a limitation on mergers and sale of all or substantially all of our assets and a negative pledge. We were in compliance with all covenants under our credit facility at September 30, 2003, and there are no other material covenants to which we are subject under other agreements. Based on our current business plans and projections, we believe we will have sufficient operating cash flow to enable us to continue to comply with the covenants in the credit facility and to not have to draw upon it.

As of September 30, 2003, we had no commercial paper or revolving credit facility debt outstanding.

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

Effective January 1, 2003, we implemented the results of a review of the estimated service lives of our remaining TDMA network assets. Useful lives were shortened to fully depreciate all such equipment by December 31, 2008. While we will continue to sell and market TDMA services for the foreseeable future, the amount of future projected cash flows to be derived from the TDMA network assets is highly dependent upon the rate of transition of existing subscribers using TDMA equipment to GSM/GPRS/EDGE-capable equipment, as well as other competitive and technologi-

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
Dollars in Millions

cal factors. We determined that a reduction in the useful lives of these assets is warranted based on the projected transition of network traffic to GSM/GPRS/EDGE. This change in estimate is expected to increase depreciation in 2003 by approximately $90. TDMA equipment acquired after January 1, 2003 will have useful lives not to exceed six years. We will continue to review the useful lives of the TDMA assets throughout the period of transition of subscribers to GSM/GPRS/EDGE-capable equipment to determine whether further changes are warranted.

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

Valuation of Goodwill and Indefinite-Lived Intangible Assets

We review goodwill and indefinite-lived intangible assets for impairment based on the requirements of SFAS No. 142, Goodwill and Other Intangible Assets. In accordance with this statement, goodwill is tested for impairment at the reporting unit level on an annual basis as of October 1st or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. These events or circumstances would include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. In analyzing goodwill for potential impairment, we use projections of future cash flows from the reporting units. These projections are based on our views of growth rates and anticipated future economic conditions and the appropriate discount rates relative to risk and estimates of residual values. We believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. If changes in growth rates, future economic conditions or discount rates and estimates of terminal values were to occur, goodwill may become impaired.

Additionally, impairment tests for indefinite-lived intangible assets, consisting of FCC licenses, are required to be performed on an annual basis or on an interim basis if an event occurs or circumstances change that would indicate the asset might be impaired. In accordance with EITF 02-7, Unit of Accounting for Testing of Impairment of Indefinite-Lived Intangible Assets, impairment tests for FCC licenses are performed on an aggregate basis. We utilize a fair value approach, incorporating discounted cash flows, to complete the test. This approach determines the fair value of the FCC licenses and accordingly incorporates cash flow assumptions regarding the investment in a network, the development of distribution channels, and other inputs for making the business operational. As these inputs are included in determining free cash flows of the business,

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
Dollars in Millions

the present value of the free cash flows is attributable to the licenses. We believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. If any of the cash flow assumptions were to change, FCC licenses may become impaired.

Revenue Recognition

We earn service revenues by providing access to our wireless network (access revenue) and for usage of our wireless system (airtime revenue). Access revenue from postpaid contract customers is billed in advance and recognized ratably over the service period. Airtime revenue, including roaming revenue and long-distance revenue, is billed in arrears based on minutes of use and is recognized when the service is rendered. Prepaid airtime sold to customers is recorded as deferred revenues prior to the commencement of services, and revenue is recognized when airtime is used or expires. Access and airtime services provided are billed throughout the month according to the bill cycle in which a particular subscriber is placed. As a result of bill cycle cut-off times, we are required to make estimates for service revenues earned but not yet billed at the end of each quarter. These estimates are based primarily upon actual and historical minutes of use. Certain rate plans include a rollover feature whereby unused peak minutes do not expire each month but rather are available, under certain conditions, for future use for a period not to exceed one year from the date of purchase. We defer revenue based on an estimate of the portion of minutes expected to be utilized prior to expiration. Our estimate of expected future services is primarily based on historical subscriber usage patterns.

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

Equipment sales consist principally of revenues from the sale of wireless mobile telephone handsets and accessories to new and existing customers and to agents and other third-party distributors. The revenue and related expenses associated with the sale of wireless handsets through our indirect sales channel and accessories are recognized when the products are delivered and accepted by the customer, as this is considered to be a separate earnings process from the sale of wireless services.

We defer non-refundable, up-front activation fees and associated costs to the extent of the related revenues in accordance with Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements. These deferred fees and costs are amortized over the estimated customer relationship period, which is currently estimated to be three years. We have recorded deferred revenues and deferred expenses of equal amount in the consolidated balance sheets. Effective July 1, 2003, we adopted EITF No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. The consensus addresses how to account for arrangements that may involve the delivery or performance of multiple products,

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
Dollars in Millions

services and/or rights to use assets. Revenue arrangements with multiple deliverables are required to be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. The consensus also supersedes certain guidance set forth in SAB 101. We are applying the provisions of this statement on a prospective basis subsequent to that date.

We have determined that the sale of wireless services through our direct sales channel with an accompanying handset constitutes a revenue arrangement with multiple deliverables. Upon adoption of EITF No. 00-21, we began dividing these arrangements into separate units of accounting, including the wireless service and handset. Arrangement consideration received for the handset is recognized as equipment sales when the handset is delivered and accepted by the subscriber. Arrangement consideration received for the wireless service is recognized as service revenues when earned. As the non-refundable, up-front activation fee charged to the subscriber does not meet the criteria as a separate unit of accounting, we allocate the additional arrangement consideration received from the activation fee to the handset (the delivered item) to the extent that the aggregate handset and activation fee proceeds do not exceed the fair value of the handset. Any activation fees not allocated to the handset would be deferred upon activation and recognized as service revenue over the expected customer relationship period, which is currently estimated to be three years. We have determined that the sale of wireless services through our indirect sales channel (agents) does not constitute a revenue arrangement with multiple deliverables. For indirect channel sales, we continue to defer non-refundable, up-front activation fees and associated costs to the extent of the related revenues in accordance with SAB 101. The deferred fees and costs are amortized over the estimated customer relationship period.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the failure of our customers to make required payments. We base our estimates primarily on our historical write-off experience, net of recoveries, and the aging of accounts receivable balances. Our collection policies and procedures vary by credit class and prior payment history of subscribers.

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

Contractual Obligations

Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2002 for a description of our contractual obligations. Material changes to our contractual obligations as of September 30, 2003 from the information set forth in the Annual Report on Form 10-K are described below:

As of July 1, 2003, we executed amended, restated and consolidated subordinate promissory notes to modify the terms of our member loans. These notes to SBC and BellSouth reduced the fixed interest rate from 7.5% to 6.0% and extended the maturity date from March 31, 2005 to June 30, 2008. Although the interest rate decreased, the impact, assuming the notes are not repaid until the new maturity date, will be an increase in interest expense of approximately $1,633 over the lives of the obligations due to the maturity date extension.

CINGULAR WIRELESS LLC

PART I – FINANCIAL INFORMATION

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
Dollars in Millions

Related Party Transactions

We incurred the following related party charges:

	Three months ended		Nine months ended
	September 30,		September 30,
	2002	2003	2002	2003
Type of Service

Interconnect and long distance(1)	$187	$207	$476	$598
Agent commissions and compensation(1)	12	30	39	82
Other services(1)	4	2	15	5
Interest expense on debt due to affiliates(1)	183	146	543	506

(1)	These are charges from SBC and BellSouth and their affiliates.

See also Note 8, “Related Party Transactions,” in Item 1, Financial Statements.

Other Business Matters

WorldCom On August 1, 2003, we received approximately $20 from the sale of WorldCom, Inc. (WorldCom) reseller accounts receivables to a third party, which represents a recovery of receivables that were written off following WorldCom’s filing of a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in July 2002. We have recorded a reduction in bad debt expense of $20, net of transaction fees, resulting from this sale.

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

At September 30, 2003, we had outstanding an aggregate of $9,678 in unsecured, subordinated member loans from SBC and BellSouth with a fixed interest rate of 6.0% and a stated maturity of June 30, 2008. In addition, we currently have outstanding $2,000 of unsecured senior notes with fixed interest rates ranging from 5.625% to 7.125% and with maturity dates between 2006 and 2031. As of September 30, 2003, we had $250 of fixed-to-floating interest rate swaps related to our five-year unsecured senior notes. A change in interest rates of 100 basis points would change our interest expense as a result of the swaps as of September 30, 2003 by $3 per annum. We also have capital leases outstanding of $899 primarily with fixed interest rates of 8% and of $50 with fixed interest rates ranging from 4.55% to 7.08%.

As of September 30, 2003, we had $64 of floating rate borrowings. A change in interest rates of 100 basis points would change our interest expense on these floating rate debt balances as of September 30, 2003 by less than $1 per annum.

We currently have no commercial paper outstanding and we have not borrowed any amounts under our revolving credit facility.

We have Japanese Yen denominated capital lease obligations of $50 at September 30, 2003 and use forward foreign currency exchange contracts to offset foreign exchange gains and losses thereon. The fair values of our foreign currency derivatives are subject to fluctuations in foreign exchange rates. As of September 30, 2003, the approximate fair value of these foreign currency hedging instruments was a loss of $18. The potential gain or loss in the fair value of such financial instruments from a hypothetical 10% decrease or increase in the Japanese Yen relative to the U.S. Dollar would be less than $10 as of September 30, 2003, although this would be primarily offset by the increase or decrease in the fair value of the capital lease obligations. The fair value is based on dealer quotes, considering current exchange rates. There is not a cash flow impact or earnings risk associated with changes in the fair value of these foreign currency hedging instruments and the underlying capital lease obligations.

The risk management discussion above, related to our market risks, contains forward-looking statements and represents, among other things, an estimate of possible changes in fair value that would occur assuming hypothetical future interest rate and foreign currency fluctuations. Future impacts of market risk would be based on actual developments in the financial markets. See “Cautionary Language Concerning Forward-Looking Statements” immediately following Part II of this Quarterly Report.

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

(b) During the evaluation referred to in Item 4(a) above, we have identified no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

CINGULAR WIRELESS LLC

PART II – OTHER INFORMATION

Item 1.     Legal and Regulatory Proceedings

The FCC has adopted rules requiring local number portability that will enable customers to keep their wireline or wireless number when switching to another carrier. These rules obligate wireless carriers to offer number portability to their customers, beginning November 24, 2003.

On October 7, 2003, the FCC released an order addressing some of the wireless-wireless number portability implementation issues. The FCC told wireless carriers to port numbers even if they did not have a written agreement with the other carrier delineating the procedures and processes for such porting. Wireless carriers were also informed that they could not delay a port to collect early termination fees or other amounts owed by a porting customer. The FCC expects that ports will occur within two and one-half hours of a port request being received. The FCC announced that it will address wireline-wireless porting issues in a subsequent order.

We are moving forward with the development of the systems and processes required for us to port in and port out customers if the obligation becomes effective November 24, 2003, as currently scheduled. Porting could significantly increase pricing pressure and our customer churn rate and the resultant costs to retain or add new customers. We expect these costs, consisting mainly of handset subsidies, selling costs and greater staffing of customer care centers, to be higher during the year following the effectiveness of the new mandate. To the extent industry churn remains higher than in the past, we would expect those costs to continue at a significant level.

We are a party to various legal actions and regulatory proceedings relating to matters that are incidental to the conduct of our business. These involve disputes with and inquiries by private parties and governmental entities over patent infringement, agency and reseller relationships, unfair competition, marketing, advertising, promotions, sales, billing and collection practices and potential health effects of wireless phones. On September 9, 2003 an Administrative Law Judge of the California Public Utilities Commission issued a Presiding Officer’s Decision, that recommended a fine of approximately $12, plus potentially significant restitution, against Cingular for alleged violations of California’s consumer protection laws. Cingular has appealed that Decision to the full Commission. Oral argument on the appeal is scheduled for December 8, 2003 with a final Commission vote to follow in late December or possibly in the first quarter of 2004.

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

CINGULAR WIRELESS LLC

PART II – OTHER INFORMATION

Item 2.     Changes in Securities and Use of Proceeds

None.

Item 3.     Defaults upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

None.

Item 5.     Other Information

None.

Item 6.     Exhibits and Reports on Form 8-K

(a) Exhibits

Number	Title

10.14.1	Amended, Restated and Consolidated Subordinated Promissory Notes of SBC and BellSouth dated July 1, 2003.
10.55	Stockholders’ Agreement by and among SBC Communications Inc., BellSouth Corporation and Alloy Management Corp. dated October 2, 2000.
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

*	In accordance with Release No. 34-47551, this exhibit is hereby furnished to the SEC as an accompanying document and is not to be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.

(b) Reports on Form 8-K

CINGULAR WIRELESS LLC

PART II – OTHER INFORMATION

On July 23, 2003, we furnished our results of operations on Form 8-K under “Item 9. Regulation FD Disclosure.”

No other reports on Form 8-K were filed during the three months ended September 30, 2003.

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

While the below list of cautionary statements is not exhaustive, some factors, in addition to those contained throughout this document, that could affect future operating results, financial position and cash flows and could cause actual results to differ materially from those expressed or implied in the forward-looking statements are:

•	the pervasive and intensifying competition in all markets where we operate;
•	problems associated with the transition of our network to higher speed technologies caused by delayed deliveries of infrastructure equipment and handsets, cost overruns, perceived service degradation as more spectrum is devoted to new technologies, customer dissatisfaction with new handsets that operate on multiple networks to accommodate our technology migration, equipment malfunctions and other factors;
•	slow growth of our data services due to lack of popular applications, terminal equipment, advanced technology and other factors;
•	shortages and unavailability of spectrum for new services and geographic expansion;
•	pervasive and prolonged adverse economic and employment conditions in the markets we serve;
•	changes in available technology that make our existing technology obsolete or expensive to upgrade;
•	the final outcome of FCC proceedings, including rulemakings, and judicial review, if any, of such proceedings;
•	impact of local number portability on our growth and churn rates, revenues and expenses;
•	enactment of additional state and federal laws, regulations and requirements pertaining to our operations;
•	availability and cost of capital;
•	impact of any industry consolidation; and
•	the outcome of pending or threatened complaints and litigation.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINGULAR WIRELESS LLC

By:	CINGULAR WIRELESS CORPORATION, as Manager

Date: November 6, 2003

By:	/s/ RICHARD G. LINDNER

Richard G. Lindner
Chief Financial Officer
(Principal Financial Officer)