Form 10-K
period 2003-12-31
CINGULAR WIRELESS LLC
filed 2004-02-24
CIK 1130452

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-31673

Cingular Wireless LLC

Formed under the laws of the State of Delaware

I.R.S. Employer Identification Number 74-2955068

5565 Glenridge Connector, Atlanta, Georgia 30342

Telephone Number: (404) 236-7895

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)     Yes ☐          No ☑

The limited liability company ownership interests of the registrant are not publicly traded. Therefore, there is no aggregate market value for the registrant’s outstanding equity that is readily determinable.

CINGULAR WIRELESS LLC

PART I

Item 1.	Business

Overview

Throughout this document, Cingular Wireless LLC and its subsidiaries are referred to as “we” or “Cingular”.

We are the second largest provider of wireless voice and data communications services in the United States (U.S.) in terms of customers. For the last two years, we reported:

•	U.S. wireless cellular service and personal communication services, or “PCS”, customers totaling 21.9 million at December 31, 2002 and 24.0 million at December 31, 2003;

•	revenues of $14.9 billion in 2002 and $15.5 billion in 2003; and

•	net income of $1.2 billion in 2002 and $1.0 billion in 2003.

As one of the largest digital wireless network operators in the United States, we have access to licenses, either through owned licenses or licenses owned by joint ventures and affiliates, to provide cellular or PCS wireless communications services covering an aggregate of 236 million in population (POPs), or approximately 81% of the U.S. population, including in 45 of the 50 largest U.S. metropolitan areas. We directly provide cellular or PCS services in 43 of the 50 largest U.S. metropolitan areas. We served customers in 50 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands as of December 31, 2003. All of our networks utilize digital technology; at December 31, 2003, 95% of our cellular and PCS customers were using digital service, and over 99% of our cellular and PCS minutes of use were digital in December 2003.

We provide a wide array of wireless services for individual, business and governmental users. Our data services are offered over our cellular/PCS networks and our separate Mobitex network, which on a combined basis had approximately 5.5 million and 6.6 million active users of our data services at December 31, 2002 and 2003, respectively.

On February 17, 2004, we entered into an Agreement and Plan of Merger to acquire AT&T Wireless Services, Inc. (AT&T Wireless) for an aggregate consideration of approximately $41 billion cash. The closing of the acquisition is expected to occur in late 2004 and is subject to the affirmative vote of AT&T Wireless’ shareholders, FCC, Hart Scott Rodino and other regulatory approvals and other customary closing conditions.

On a pro forma basis, the combined company would have had, at December 31, 2003, cellular and PCS spectrum coverage in 49 of the top 50 U.S. markets and operations in 97 of the top 100 U.S. markets (excluding only Richmond, Norfolk and Newport News, VA). Its licenses would encompass a population of 264 million people, and its network and operations would encompass a population of 225 million people. Both companies currently operate the same technologies. We plan that the combined company will provide service under the “Cingular” brand name.

Organizational Structure

The Company

Cingular Wireless LLC is a Delaware limited liability company and has its principal executive offices at Glenridge Highlands Two, 5565 Glenridge Connector, Atlanta, Georgia 30342 (telephone number 404-236-6000). We were formed in April 2000 by our members, SBC Communications Inc. (SBC) and BellSouth Corporation (BellSouth), as the operating company for their U.S. wireless communications joint venture. In October 2000, SBC and BellSouth contributed substantially all of their U.S. wireless businesses

CINGULAR WIRELESS LLC

PART I

Item 1.	Business

to us in exchange for economic ownership interests in us of approximately 60% and 40%, respectively. We began doing business under the “Cingular” brand name in January 2001.

Our Internet website is http://www.cingular.com. (This web site address is an inactive textual reference included for information only and is not intended to be an active link or to incorporate any web site information into this document.) We make available, free of charge, through our website our annual report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such reports are electronically filed with the SEC.

We have adopted a written code of conduct applicable to all directors, officers and employees. In addition, we have a separate Code of Ethics that is applicable to our principal executive, financial and accounting officers, or our “Senior Financial Officers”, responsive to Section 406 of the Sarbanes-Oxley Act of 2002 and the rules of the SEC. The Senior Financial Officer Code of Ethics is available on our website. In the event that we make any substantive changes in, or provide any material waivers from, the provisions of this Code of Ethics, we intend to disclose such events on our website.

Management and Governance

SBC and BellSouth jointly control Cingular Wireless Corporation, a holding company with no material assets of its own other than a 0.0000001% economic interest in us. Its main purpose is to act as our manager and thereby control our management and operations. Our officers are appointed by its board of directors. We do not expect our management structure to change materially as a result of our planned acquisition of AT&T Wireless.

Our Business

We offer a comprehensive range of high-quality wireless voice and data communications services in a variety of pricing plans, including national and regional rate plans as well as prepaid service plans. Our voice and data offerings are tailored to meet the communications needs of targeted customer segments, including youth, family, active professionals, local and regional businesses and major national corporate accounts. The marketing and distribution plans for our services are further targeted to the specific geographic and demographic characteristics of each of our markets.

Voice Services

Postpaid Service. Consumer service is generally offered on a contract basis for one or two year periods. Under the terms of these contracts, service is provided and billed on a monthly basis according to the applicable pricing plan chosen. Our wireless services include basic local wireless communications service, long distance service and roaming services, which enable our customers to utilize other carriers’ networks when they are “roaming” outside our coverage area. We also bill other carriers for providing roaming services to their customers when they utilize our network outside the coverage area of their wireless service provider. We had approximately 19.8 million postpaid contract customers (excluding reseller customers) at December 31, 2002 and 21.3 million on December 31, 2003. In addition to basic wireless voice telephony services, we offer many enhanced features with many of our pricing plans. These features include caller ID, call waiting, call forwarding, three-way calling, no answer/busy transfer and voice mail. In some markets, we make available complementary services for a monthly fee, such as unlimited mobile-to-mobile calling, roadside assistance and handset insurance.

Our primary marketing emphasis is enrolling customers in postpaid service calling plans because such customers generate higher revenue usage and result in a lower customer churn rate than prepaid service customers. Accordingly, a significant component of our strategy consists of developing value-added plan

CINGULAR WIRELESS LLC

PART I

Item 1.	Business

features, ancillary services, unique devices and promotions to attract and retain postpaid customers. In 2003, we introduced an internally developed patent-pending FastForwardSM device that is unique to Cingular. When a Cingular handset is placed in the cradle, the FastForwardSM device automatically forwards all wireless calls to a designated wireline phone number and simultaneously charges the handset battery providing customers who are at a wireline location with the convenience of answering calls to their wireless phones on any wireline phone in that location. Our plans include options that allow off-peak hours to begin at 7:00 p.m. We began to target family members through our FamilyTalkSM promotions, which contributed to a significant portion of our postpaid customer growth, and we continue to promote a “RolloverSM” minutes feature, which allows our customers to carry over any unused “anytime” minutes from month to month for up to one year. We believe that these service offerings further enhance our brand message “Cingular Fits You BestSM” by providing customers with value-added services and the flexibility to tailor those services to fit their specific calling needs.

Prepaid Service. We offer prepaid service to meet the demands of distinct consumer segments, such as the youth market, families and small business customers, who prefer to pay in advance. As of December 31, 2003, prepaid users represented approximately 6% of our total customers. We believe that our prepaid service offering benefits from being part of a national brand, particularly with regard to distribution. Our prepaid strategy focuses on increasing the profitability of this customer segment through offering a wider array of services and features to increase the usage, revenue and retention of these customers. Our KICSM (Keep In Contact) prepaid plan offers features such as long distance, caller ID, call waiting, voicemail and off-network roaming, as well as enhanced features like short messaging, downloadable graphics and ringtones, games and information alerts. At the same time, it retains the benefits of no contract, no credit check, no monthly billing and enhanced ability to control spending. In addition, we continue to focus on increasing the distribution of our prepaid offering to include the Internet, automated replenishment services and strategic retail partners that will allow our prepaid service to truly be a product of convenience.

Consistent with the industry, we experience higher customer churn rates and lower revenue per customer with prepaid customers than our postpaid customers; however, these impacts are somewhat offset by the lower cost of acquiring new prepaid customers, including lower handset subsidies, higher revenue per minute earned and the absence of payment defaults.

Reseller Service. We offer wholesale services to resellers, who purchase wireless services from us for resale to their customers. As of December 31, 2003 the number of customers served through resellers represented approximately 5% of our total customers.

Equipment Sales. We sell a wide variety of handsets, or phones, manufactured by various suppliers for use with our service. We also sell accessories, such as handset faceplates and carrying cases, hands-free devices, batteries, battery chargers and other items. Handsets and accessories are also sold to agents and other third-party distributors for resale.

Data Services

General. Wireless data is the fastest growing area of our business, although its revenues are and for the foreseeable future are expected to be only a small portion of our overall revenue base. We are upgrading our network and coordinating with equipment manufacturers and applications developers to take advantage of continued growth in the demand for wireless data services.

We believe that we are the largest provider of wireless data in the industry in terms of annual revenue. We had approximately 6.6 million customers actively using our data services at December 31, 2003,

CINGULAR WIRELESS LLC

PART I

Item 1.	Business

approximately 789,000 of which we served with advanced applications over our separate Mobitex data network, with the rest using services we offer over our cellular and PCS networks.

Wireless Data Services Offered over our Mobitex Data Network. We believe that we are the largest provider of corporate messaging. We offer value-added wireless data applications to businesses and individuals who have a need for timely data communications to maintain a competitive advantage or increase personal productivity. We are a leader in providing wireless data services for complex businesses such as transportation, telecommunications, utilities and other businesses. Our Mobitex data network covers over 90% of the U.S. metropolitan population, and provides coverage in 99 of the 100 largest metropolitan areas.

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

We sell our customers terminal equipment, such as Blackberry™ hand-held pagers, and specialized devices for use in field/sales force automation, delivery truck and fixed location applications. In addition to collecting equipment fees, we enter into customer contracts with flat or usage-based fees.

Wireless Data Services Offered through our Cellular and PCS Networks. We currently offer wireless e-mail services, short messaging and other data services throughout our cellular and PCS networks. At December 31, 2003, we had over 19 million customers provisioned with wireless Internet and short messaging data services as part of their wireless service. An example of these services is XpressMailSM service, which allows businesses to access their Microsoft Exchange Server™ or Lotus Notes™ corporate e-mail and other desktop applications in real time from Internet-enabled wireless phones or from Blackberry™ handheld devices. We also offer wireless Internet access for use on our digital cellular and PCS networks through a variety of different devices including wireless phones, personal computer (PC) cards, and personal digital assistants (PDA).

Our wireless Internet service gives customers access to timely, personalized information such as news, weather, sports, stocks, directions, restaurant reviews, movie show times, yellow and white pages directories, games and graphics through their wireless handsets. We also offer a range of messaging services to our customers including short messaging and instant messaging with AOL™, multi-media messaging and mobile polling. In 2003, we have enabled our customers to download many applications like games and ringtones directly from their handsets using minimal keystrokes. By making the download process convenient and user-friendly, we make data more accessible to our customer base and hope to increase the penetration of customers using data services as well as repeat customers. Our goal is to provide an array of high quality, productivity-enhancing wireless data services across our cellular and PCS networks through the use of GPRS and EDGE technologies (see definitions of GPRS and EDGE in the following “Our Network” section), similar to and even more robust than those we currently offer across our Mobitex data network.

CINGULAR WIRELESS LLC

PART I

Item 1.	Business

Our Network

Licenses

We have access to licenses to provide cellular and PCS wireless services, both voice and data. We provide both analog and digital cellular services over the 850 megahertz (MHz) band and digital PCS services over the 1900 MHz band. We also have 900 MHz licenses to provide data services over the Mobitex data network. We obtained access to spectrum through application lotteries, mergers, acquisitions, exchanges, ventures, Federal Communications Commission (FCC) auctions and uncontested application grants of cellular licenses.

Coverage

We have access to cellular/PCS licenses in 45 of the 50 largest U.S. metropolitan areas, covering an aggregate of 236 million POPs, or approximately 81% of the of U.S. population, and operate in 43 of the top 50 markets across the country. In addition, we have signed numerous roaming agreements to ensure our customers can receive wireless service in virtually all areas in the United States where cellular/PCS wireless service is available. Our cellular/PCS networks are substantially constructed. Our Mobitex data network covers over 90% of the U.S. metropolitan POPs, including the 50 largest U.S. metropolitan areas.

See “— Regulatory Environment — Factors Relating to Our Industry” for FCC network system build requirements.

Technology

Cellular/PCS Technology. In the U.S. wireless telecommunications industry, there are two principal frequency bands currently licensed by the FCC for transmitting two-way voice and data signals — the 850 MHz band and the 1900 MHz band. The services provided over these two frequency bands are commonly referred to as cellular and PCS, respectively. PCS infrastructure is characterized by shorter transmission distances and closer spacing of cells and towers than in a cellular network to accommodate the different characteristics of the PCS radio signals. However, PCS service does not differ functionally to the user from digital cellular service.

Cellular systems initially provided service solely by means of analog transmissions, and, because of differing digital standards, the FCC requires that cellular radio licensees offer analog service until 2008. PCS systems have been constructed using only digital technology and are not required by the FCC to offer analog service.

Digital systems convert voice or data signals into a stream of digits that is compressed before transmission, thereby enabling a single radio channel to carry multiple simultaneous transmissions. Our experience has shown that digital technology offers many advantages over analog technology, including substantially increased network capacity, lower operating costs per unit, reduced susceptibility to fraud and the opportunity to provide improved data transmissions. Digital service also provides clear benefits to our customers, including improved voice quality, extended battery life, greater call security and lower per-minute costs. Digital service enables enhanced features and services, such as interactive messaging, facsimile, e-mail and wireless connections to computer/data networks and the Internet. A majority of our analog customers have migrated from analog to digital service. During December 2003, digital usage accounted for over 99% of our total usage based on minutes.

Because of the advantages of digital technology, cellular operators have been adding digital communications equipment to their systems for some time and are expected to increase both the footprint and the

CINGULAR WIRELESS LLC

PART I

Item 1.	Business

spectrum dedicated to digital service. We offer analog and digital service in our cellular markets and digital service in our PCS markets.

Third generation wireless communications standards are being developed in response to the expected consumer demand for high-speed data services. These technologies will allow high-speed wireless packet-switched data services and ultimately voice services using Internet protocol, thereby providing customers with greater connectivity and communications capabilities. Packet-switched technology allows for data to be sent and received in bursts, instead of requiring continuous transmission over the network for a duration of the communication, thereby providing the user “always on” connectivity. The introduction of packet-switched technology allows for devices that support simultaneous voice and data communications, e.g., receive voice calls while browsing the Internet. In addition, billing can be based on the quantity of data transmitted, not on the duration of the transmission. These technologies will also allow more robust features for voice communications and increased network capacity.

Currently the largest United States wireless communications providers use the following principal technologies:

•	Global System for Mobile Communications, or “GSM” — used by us, AT&T Wireless and T-Mobile USA, Inc. (T-Mobile). GSM is a digital wireless technology originally developed by the European operator community and later adopted by operators around the world to become by far the world’s most dominant wireless technology. Hardware and software enhancements, referred to as General Packet Radio Service, or “GPRS”, and Enhanced Data Rates for GSM Evolution, or “EDGE”, allow high-speed data communications.

•	Time Division Multiple Access, or “TDMA” — used by us and AT&T Wireless in some markets pending full deployment of, and customer migration to, GSM/GPRS/EDGE.

•	Code Division Multiple Access, or “CDMA” — used by Verizon Wireless and Sprint PCS. CDMA is a technology originally developed by the military, but adapted for commercial usage and licensed by Qualcomm Incorporated.

•	integrated Digital Enhanced Network, or “iDEN”® — used by Nextel.

TDMA, iDEN and GSM technologies work by dividing a single radio frequency into multiple time slots so it can support multiple calls. TDMA allows for up to three calls per frequency, GSM allows for up to eight and iDEN allows up to six. CDMA technology works by encoding individual conversations into a series of digits and then spreading the transmission of the sequence over available spectrum.

These technologies are not currently compatible or interchangeable with each other and require separate types of wireless phones and network infrastructure.

However, the GSM/ANSI-136 Interoperability Team, or “GAIT”, has developed standards promoting the ability to use one phone for both GSM and TDMA voice and data service. We are selling GAIT phones in some markets to facilitate the migration of customers from TDMA to GSM service.

Prior to 2002, our network consisted of both TDMA (approximately 70%) and GSM (approximately 30%) technologies. In October 2001 we announced a plan to overlay GSM/GPRS throughout our TDMA network and upgrade our data network to EDGE, our choice for third generation, or “3G”, wireless technology. EDGE, a faster version of GPRS technology, is expected to provide our customers with greater connectivity and communications capabilities, including faster speeds for accessing the wireless

CINGULAR WIRELESS LLC

PART I

Item 1.	Business

Internet. The following reasons underlie our decision to overlay GSM/GPRS/EDGE technology on our TDMA systems:

•	GSM has up to three times the voice capacity of the TDMA network.

•	We did not believe we could continue to offer competitive voice and data communications services over the long term unless we migrated from TDMA technology. TDMA was not a predominant global technology, and vendor support for this technology was less robust than for CDMA and GSM. With the decision of AT&T Wireless to overlay its TDMA network with, and gradually migrate its customer base to, GSM systems, the prospects for innovative research and development of TDMA systems seemed less likely than for CDMA and GSM systems.

•	Since TDMA systems comprised a relatively small percentage of wireless systems, more substantial economies of scale can be realized by using hardware and software that are more prevalent than TDMA.

•	TDMA technology, standing alone, would not support high-speed/capacity 3G, data systems.

•	GSM technology is compatible with all global GSM systems, and if a wireless handset is capable of operating on international frequencies as well as domestic frequencies, international roaming is possible with the same handset.

While we continue to utilize TDMA in the markets traditionally using this technology, we have substantially completed adding GSM/GPRS/EDGE in those markets and expect to complete this project in 2004.

We decided to overlay GSM/GPRS/EDGE instead of CDMA or iDEN for the following reasons;

•	Since approximately 30% of our network already utilized GSM technology, it would have been substantially more expensive to construct CDMA or iDEN over our entire network than GSM/GPRS/EDGE over about two-thirds.

•	We believe we will be able to offer our customers a greater variety of handset models and communications services by migrating our business offerings to the predominant GSM standard.

•	Technically simpler handsets compared to CDMA (less processing is required), combined with royalties payable to Qualcomm for the use of CDMA technology equate to a slight inherent cost advantage of GSM over CDMA technology.

•	Large commonality of handsets with the rest of the GSM community should result in enhanced development efforts and larger production runs, lowering costs further.

•	While the primary advantage of the iDEN technology is its support of a “push-to-talk” service, we believe that such services can also be supported on GSM technology, and we expect such services to be available from GSM vendors in the near future.

The disadvantages of GSM/GPRS/EDGE versus CDMA are:

•	Current CDMA systems offer greater voice capacities than GSM.

•	GSM/GPSR/EDGE offer higher data speeds than the currently available CDMA 1XRTT technology. Both GSM and CDMA will have technology evolution paths that will offer comparable higher speed throughputs and capacities in the future.

The predominant digital technologies, GSM and CDMA, are dynamic and evolutionary technologies in that a variety of technical enhancements are constantly being developed and implemented to extend the

CINGULAR WIRELESS LLC

PART I

Item 1.	Business

capacity and performance capabilities of each. Because the operation and performance of wireless communications networks and handsets is functionally identical on all digital technologies, we believe that wireless customers are generally unaware of or unconcerned with the particular technology of their chosen wireless carrier. Therefore, we believe that our chosen technology path is fully capable of supporting our business growth strategies in this competitive market.

Mobitex Technology. Our Mobitex data network operates over a 900 MHz network and uses packet-switched technology. We are currently the only U.S. operator of a Mobitex data network.

Spectrum Capacity

We currently own licenses for spectrum in the 850 MHz and 1900 MHz bands. We expect that the demand for our wireless services will grow over the next several years as the demand for both traditional wireless voice services and wireless data and Internet services increases significantly. We anticipate needing access to additional spectrum in selected densely populated markets to meet expected demand for existing services and throughout our network to provide full 3G services beyond EDGE. Some of this additional spectrum requirement would be met by the pending acquisition of 1900 MHz spectrum from NextWave Telecom, Inc. (NextWave) and the pending acquisition of AT&T Wireless. See also Item 7, Management Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Cash Requirements — Licenses Acquisition.

In order to acquire access to additional spectrum, we may participate in future FCC auctions and exchange spectrum with, and lease or purchase spectrum licenses from other wireless carriers. We may also obtain additional spectrum capacity through mergers and acquisitions, joint ventures and alliances. See “Regulatory Environment” and “Factors Relating to Our Business — If we fail to obtain access to additional spectrum, we may not be able to expand the geographic reach of Cingular-branded services, increase our customer base in areas we currently serve or meet the anticipated demand for new services”.

From time to time, we exchange or purchase licenses for spectrum and enter into joint ventures to share networks. Joint ventures such as those described below allow us to enter new markets more quickly and for substantially less capital costs. See also Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Cash Requirements for further information regarding such joint ventures.

Joint Ventures and Spectrum Exchanges / Acquisitions

Salmon PCS

In 2000, we and Crowley Digital Wireless, LLC (Crowley Digital) formed a joint venture, Salmon PCS LLC, (Salmon) to acquire PCS licenses being auctioned by the FCC. We do not control Salmon. Through the auction, Salmon obtained 45 licenses covering over 11 million POPs. Under the terms of this venture, we act as manager of the PCS systems, subject to Crowley Digital’s oversight and control. The management agreement has a term of eight years. In addition, pursuant to a trademark license agreement, Salmon has elected to use our trademarks in its business to offer Cingular-branded services.

Crowley Digital has the right to put its interest in Salmon to us at a price in cash equal to its initial investment plus a specified rate of return. The put right can only be exercised at certain times, and we estimate that the earliest exercise period will begin in February 2006 and the latest exercise period will end in April 2008. We estimate that the fair value of this put obligation was approximately $126 million and $139 million as of December 31, 2002 and 2003, respectively. This obligation is included in “Other noncurrent liabilities” in our consolidated balance sheets.

CINGULAR WIRELESS LLC

PART I

Item 1.	Business

We entered into a credit agreement with Salmon under which, until November 2006, we will provide through secured loans, upon Salmon’s request, substantially all of the capital Salmon will require to pay for the licenses, construct its system and fund working capital requirements. Loans are repayable no later than May 2008, with interest at a rate of 9% per annum, or 14% per annum if Salmon terminates the management agreement or trademark agreement.

Transactions with T-Mobile

In May 2001, we and T-Mobile exchanged FCC licenses covering approximately 36 million POPs each. We received licenses covering 10 MHz of spectrum for the five boroughs of New York City, all of Long Island as well as parts of upstate New York, northeast Pennsylvania, St. Louis, Detroit, Vermont, New Jersey and Connecticut. In exchange, we transferred to T-Mobile licenses covering 10 MHz of spectrum out of the 30 MHz of spectrum that we had in the California and Nevada markets. As a result of the exchange, we gained access to spectrum covering over 20 million additional POPs in the northeastern United States.

Subsequently, in November 2001, we and T-Mobile formed a jointly-controlled venture, GSM Facilities, LLC (GSMF), to allow the companies to share network infrastructure in the California, Nevada and New York City markets. Each of our respective existing networks in these markets, which use GSM technology and cover approximately 56 million POPs, has been contributed to the venture. Both companies have access to the venture’s network infrastructure, and pursuant to the terms of the venture’s commercial arrangements, are able to provide our respective customers access to a weighted average spectrum depth of 39 MHz in these markets. We and T-Mobile buy network services from the venture but each of us retained ownership and control of our own licenses. Funding for capital investments and cash operating expenses of the venture is generally made by us and T-Mobile on a pro rata basis based on network traffic. We also independently market our unique services to customers using our own brand name and utilize our own sales, marketing, billing and customer care operations. In July 2002, we began marketing and providing service in the New York City market and T-Mobile began providing service in California and Nevada through the venture. Our participation in this venture gives our customers access to more spectrum and is expected to result in more robust networks and lower operating expenses and capital expenditures than if we had constructed our own network.

Joint Venture with AT&T Wireless

In January 2002, we entered into an agreement with AT&T Wireless to form a jointly-controlled and equally-owned venture to construct a GSM voice network with GPRS/EDGE data technologies along a number of major highways in order to ensure availability of GSM/GPRS/EDGE service to our customers, and reduce roaming expenses we pay to other carriers when our customers travel on those highways. We and AT&T Wireless will each buy services from the venture and provide services under our own brand names. In March 2003, we and AT&T Wireless contributed licenses and assets of equal value. As of December 31, 2003, we had an investment in the venture of $21 million.

Spectrum Swap with AT&T Wireless

In December 2002, we announced an agreement to transfer to AT&T Wireless our wireless license and operations in Kauai, Hawaii and wireless licenses in Alabama, Idaho, Oklahoma, Mississippi and Washington. In return, we would receive wireless licenses in Alabama, Arkansas, Georgia, Kentucky, Louisiana, Mississippi, Tennessee and Texas. This swap was completed in June 2003. As a result, our licensed coverage area increased by approximately one million POPs.

CINGULAR WIRELESS LLC

PART I

Item 1.	Business

Other Transactions

In December 2003, we acquired three PCS licenses in Florida from Sunshine PCS, for approximately $14 million.

In February 2004, we completed an exchange transaction with Dobson Cellular Systems, Inc. We transferred $22 million cash and wireless property in Michigan to Dobson in exchange for wireless property in Maryland.

In February 2004, we acquired an operational cellular system in Louisiana and other FCC licenses in Louisiana, Arkansas and Texas from Unwired Telecom Corporation. We expect the aggregate consideration for this transaction to be approximately $28 million cash.

Pending Transactions

Acquisition of NextWave licenses. In August 2003, we executed an agreement with NextWave and certain of its affiliates pursuant to which we would purchase FCC licenses for wireless spectrum for $1.4 billion cash. This pending acquisition is for 1900 MHz spectrum licenses in 34 markets covering 83.4 million POPs with all but 3.4 million POPs in existing Cingular licensed areas. The transaction is subject to various closing conditions, some of which are outside of the parties’ control. The transaction is expected to close in the first half of 2004.

Acquisition of AT&T Wireless. In February 2004, we executed an agreement to acquire AT&T Wireless by means of a merger for an aggregate consideration of approximately $41 billion cash. SBC and BellSouth have agreed to provide us all of the funds necessary to pay the merger consideration. The closing of the acquisition is expected to occur in late 2004 and is subject to the affirmative vote of AT&T Wireless’ shareholders, FCC, Hart Scott Rodino and other regulatory approvals and other customary closing conditions. The merger agreement provides that if the conditions to closing are not satisfied by December 31, 2004, it will be terminated, subject to extension to June 30, 2005 by either party if, as of December 22, certain regulatory approvals have not been obtained (in very limited circumstances it may be extended another 60 days). If AT&T Wireless enters into or consummates certain types of business combination transactions within 15 months after a designated termination of the merger agreement, AT&T Wireless would be obligated to pay to BellSouth and SBC an aggregate fee of $1.4 billion.

The agreement provides that Cingular and AT&T Wireless are required to use their best efforts to consummate the merger as promptly as reasonably practicable, and BellSouth and SBC are required to use reasonable best efforts to assist Cingular in obtaining regulatory approval. However, none of us, SBC nor Cingular will be required to take actions required by regulators as a condition to approval of the merger, and we will not be required to close the merger, if the aggregate adverse impacts of required sales of customers or spectrum or any conditions imposed on either BellSouth, SBC and/or Cingular would exceed $8.25 billion. For purposes of calculating the impacts regarding sales of customers or spectrum, the parties have agreed that the adverse impact of (a) any required divestitures of a market would be equal to the number of customers in the market required to be divested multiplied by $825 and (b) any required divestitures of spectrum only would be equal to the amount of spectrum required to be divested multiplied by $0.50 per MHz/POP. Any other adverse impacts on BellSouth, SBC and/or Cingular would be calculated at the time the conditions are imposed. Each of SBC and BellSouth has agreed not to take any action reasonably likely to prevent the closing of the merger.

CINGULAR WIRELESS LLC

PART I

Item 1.	Business

Competition

There is substantial and increasing competition in all aspects of the wireless communications industry. We expect this to continue even after our planned acquisition of AT&T Wireless. We compete for customers based principally on our call quality, service offerings, price, coverage area and customer service.

Our competitors are principally the other national providers of cellular, PCS and other wireless communications services — Verizon Wireless, AT&T Wireless (until the acquisition is consummated), Sprint PCS, Nextel and T-Mobile, which together with us serve almost 80% of the U.S. wireless customers. We also compete with smaller companies, resellers and wireline telephone service providers. Verizon Wireless ranks first among the six national carriers in terms of number of customers served as of December 31, 2003 and first in 2003 revenues and profitability. We ranked second among these carriers according to number of customers served. Although AT&T Wireless had fewer customers, their 2003 revenues slightly exceeded ours.

Some of our competitors have greater financial, technical, marketing, distribution and other resources than we do. In addition, some of the other large providers have more spectrum depth and extensive coverage areas than we do. Some of the indirect retailers who sell our services also sell our competitors’ services. Moreover, we may experience significant competition from companies that provide similar services using other communications technologies and services. Some of these technologies and services are now operational and others are being developed or may be developed in the future.

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

Governmental policy at all levels favors robust competition. For example, under current FCC rules, six or more PCS licensees, two cellular licensees and one or more enhanced specialized mobile radio, or “ESMR”, licensees may operate in each geographic area. This structure has resulted in the presence of multiple competitors in our markets and makes it challenging for us to attract new customers and retain existing ones. In addition, specialized mobile radio, or “SMR”, dispatch system operators have constructed two-way ESMR digital mobile communications systems on existing SMR frequencies in many cities throughout the United States, including most of the markets in which we operate. Wireless number portability rules recently implemented by the FCC that enable customers to retain their wireless local numbers when switching carriers further increase competition.

Our ability to compete successfully will depend, in part, on the quality of our network and marketing efforts and on our ability to anticipate and respond to various competitive factors affecting the industry.

CINGULAR WIRELESS LLC

PART I

Item 1.	Business

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

The primary advantages other carriers have over us are spectrum depth and population coverage. We address this by seeking additional licenses in areas where we are at a spectrum disadvantage, via the following options:

•	by participating in FCC auctions, such as the auction that ended in January 2001 that resulted in our acquiring access, through Salmon, to an additional 45 licenses;

•	by acquiring licenses from other carriers, either by direct purchases, as in Salt Lake City and the pending acquisition of licenses from NextWave, or by swaps for licenses, as in the New York metropolitan markets, in exchange for licenses for spectrum where we have excess capacity;

•	by joint venturing with other carriers to pool spectrum or share network infrastructure, as in our AT&T Wireless and T-Mobile ventures;

•	by leasing spectrum under the FCC’s new spectrum leasing rules; and

•	by acquiring companies that possess strategic assets, such as the planned acquisition of AT&T Wireless.

In addition, because we are in the process of overlaying our TDMA network with GSM/GPRS/EDGE technology and in the process of transitioning our TDMA customers to that new technology, we will operate at somewhat of a disadvantage to other carriers (e.g., Verizon Wireless, Sprint PCS, Nextel and T-Mobile) that utilize an established common technology throughout their networks. We are meeting these challenges by offering cellular and PCS phones that will operate on both TDMA and GSM networks as well as the standard GSM-only and TDMA-only handsets and negotiating roaming agreements to allow our customers to use TDMA or GSM networks of other carriers until our GSM network overlay is completed. At the end of 2003, we had 93% of our POPs currently with cellular or PCS service covered by GSM/GPRS and 20% covered by EDGE.

See “Factors Relating to Our Business — Substantial competition in all aspects of our business could continue to cause reduced pricing and have adverse effects on our profit margins”.

Business Strategies

Our business strategies are to:

•	Expand our Customer Base Profitably. Recent surveys indicate that we have firmly established our brand, showing total brand awareness of approximately 95% as of December 31, 2003, similar to the brand recognition of competitors who have been in the marketplace with their brand substantially longer than we have. We believe that we can capitalize on this brand recognition and our extensive distribution capabilities to attract new customers, including those customers switching service from other wireless

CINGULAR WIRELESS LLC

PART I

Item 1.	Business

carriers. We can offer new innovative product plans that provide both favorable economics and customer value such as our current “rollover” plans. We also benefit from having the largest wireless/wireline service area overlap in the United States as a result of our affiliation with SBC and BellSouth. We intend to further capitalize upon this strength and expand our distribution and bundled product offerings with SBC and BellSouth as well as explore future opportunities to integrate wireless/wireline services such as FastForwardTM. In October 2003, we introduced FastForwardTM, a patented cradle device that plugs into an electrical outlet and acts as charger but when “cradled”, calls to the wireless phone are forwarded to a designated wireline phone.

•	Reduce Costs and Enhance Service by Leveraging Our Large Scale and National Scope. Since our formation, we have made progress in realizing cost savings, including lowering of equipment costs resulting from our combined purchasing power, integration of support and billing systems, reduction of roaming rates and consolidation of customer care facilities, headquarter offices and distribution centers. With major integration projects completed, we are positioned to realize the savings from these efforts while deploying better tools to serve our customers.

•	Increase the Capacity, Speed and Functionality of our Cellular and PCS Networks by Deploying a Common Voice and Data Technology Throughout our Networks. We are currently completing a project of overlaying GSM/GPRS technology throughout our TDMA network to provide a uniform technology platform throughout our coverage area. At December 31, 2003, 93% of our POPs currently with cellular or PCS service had access to GSM voice and GPRS data technology, with the remaining coverage areas to be completed in 2004. In addition, we intend to upgrade our GPRS data capabilities to EDGE to significantly improve data speeds and spectral efficiency. As of the end of 2003, 20% of our POPs currently with cellular or PCS service had EDGE capabilities, with the remainder to be completed in 2004. This transition from GPRS to EDGE is primarily completed through software upgrades.

•	Develop and Promote Advanced Wireless Data Applications Over Multiple Communications Devices. We currently provide advanced data services over our Mobitex and cellular/PCS networks, including interactive messaging and wireless Internet access. Our Mobitex data network services also include specialized business applications for transportation, telecommunications, banking, utilities and other businesses, including mobile field personnel management, remote monitoring, point of sale and other mobile commerce applications. The deployment of GPRS and EDGE throughout the cellular/PCS networks enables us to further expand data applications to our broad base of voice customers using handsets, personal computers and personal digital assistants.

•	Expand our Existing Network Footprint and Capacity Where Economical. We will opportunistically expand our network and services. Where economical, we will pursue acquisition of spectrum from private ownership, as such our planned acquisition of spectrum licenses from NextWave and our planned acquisition of AT&T Wireless, or through FCC auctions. We can also gain access through innovative means such as leasing or spectrum swaps. We also have the ability to expand our service through network sharing ventures, such as our GSMF venture with T-Mobile. See “Our Network”. We are also actively working with other carriers to facilitate a strong GSM/GPRS/EDGE footprint across the continental United States through economical roaming agreements.

Marketing

We are focusing our marketing strategy on promoting the Cingular brand, providing compelling products and services, delivering high-quality service and customer care, leveraging our extensive distribution

CINGULAR WIRELESS LLC

PART I

Item 1.	Business

network and cross-marketing with SBC and BellSouth. With 24 million cellular and PCS customers at December 31, 2003, we also have the opportunity to provide value-added services to a large customer base.

Our advertising utilizes integrated, multi-media tools, including television, radio, newspaper, outdoor, Internet and point of sale. Our advertising objectives include:

•	increasing new customer growth by attracting prospective customers to a Cingular sales channel, and

•	aiding customer retention by reinforcing the value of an existing relationship with Cingular.

In February 2003, we repositioned the brand with “Cingular Fits You BestSM”, a campaign that gives potential customers tangible reasons to choose Cingular. In addition, we began co-branding with SBC and BellSouth in their respective markets. These changes have led to dramatic improvements in brand awareness and brand attributes. An example is our “rollover” advertising that has had great success in building awareness for our unique “rollover” feature where unused anytime minutes rollover from month to month for up to one year. It has also resulted in building important brand attributes that consumers consider when choosing a wireless carrier, such as trust and fairness. We will continue to leverage our brand identity by presenting more compelling and market specific reasons to choose Cingular.

Our marketing strategy is to aggressively sell our voice services based on three basic calling plan structures offered throughout our service areas: Cingular RegionSM and Cingular NationSM rate plans. The plans differ in terms of the geographic areas that are included as the local calling areas. The costs and terms of each plan depend on the customer’s location and the plan selected. We have targeted plans to specific customer segments: Family Talk®, a shared minutes plan; KICSM (Keep In Contact), our prepaid product for those preferring to pay as they use, and a host of plans targeted to various segments of the business-to-business market. In addition, our GSM/GPRS/EDGE migration is nearly complete, making advanced features, products and services available to customers around the country.

Our marketing plans also address the growing communications needs of our existing customers, thereby increasing customer retention. We target specific customer segments with tailored services and offer them a range of high-quality handsets and enhanced features, including wireless data services, additional wireless phones, accessories and new products.

Our strategy for data offerings is to leverage the marketing and operational experience that we have gained as a leader in wireless data services and match our customers’ needs with our existing data products or with customized solutions. We offer an entire suite of consumer data products aimed at enhancing the customer experience, including internet access, picture messaging through multimedia messaging services, short messaging services, games, graphics, polyphonic ringtones and supertones and instant messaging with AOLTM. We also offer a robust line-up of business data services from corporate messaging to customized wireless application access. We market our business data offerings to larger organizations, as well as small and medium-sized businesses.

Sales and Distribution

Our sales and distribution strategy seeks to tailor the mix of direct, indirect and resale distribution channels to match customer shopping preferences to increase customer growth and satisfaction while reducing customer acquisition and retention costs. As of December 31, 2003, we had over 88,000 distribution “points of presence”. These included approximately 1,700 company-owned stores and kiosks, 8,000 authorized agent locations, more than 77,000 national retail points of distribution, including those distributing prepaid services, and more than 1,500 direct business-to-business salespeople. In addition, we have access to the distribution channels of SBC and BellSouth as both sales channels and bundlers of our wireless services with their wireline product offerings. SBC’s Total ConnectionsSM and BellSouth AnswersSM

CINGULAR WIRELESS LLC

PART I

Item 1.	Business

product offerings offer a combination of local phone service and features, long distance, Internet access and Cingular Wireless services, with the customer receiving one consolidated bill. In addition to these traditional channels, we will continue to utilize and expand other channels, such as the Internet and telemarketing.

Customer Care and Satisfaction

The cost of adding new customers is one of the most significant cost elements in the wireless industry. Therefore, satisfying and retaining existing customers are critical to the financial performance of wireless operators. The goal of our customer care, retention and satisfaction programs is to ensure customer convenience and ease of use and to cultivate long-term relationships with our customers. We offer our customers a full range of options for making requests and inquiries to maximize convenience. We also offer complete customer care during extended business hours and emergency service after business hours, as well as a number of other services designed to enhance our relationship with our customers.

In 2004, we will continue to pursue opportunities to enhance customer satisfaction. Our key initiatives include continued expansion of our knowledge base tools, improved call routing initiatives and deployment of a contact management tool.

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

Employees

As of December 31, 2003, we had approximately 39,400 employees. Approximately 22,000 of our employees are represented by the Communications Workers of America, with contracts expiring on various dates between February 2004 and February 2007. Most of the contracts contain no-strike clauses. In most areas of the country and with most job titles, we are contractually required to maintain a position of neutrality and to allow card-check procedures with respect to unionization and will support the determination of our employees. In those areas where our employees are unionized, we have in place contracts that we believe provide us with the flexibility to run our business in an increasingly competitive environment. We consider our relationship with our employees and the Communications Workers of America to be very good.

Intellectual Property

We own the rights to the “Cingular” brand name. We rely on a combination of copyright, patent, trademark, trade secret and other intellectual property rights, together with confidentiality and/or license agreements with our employees, customers and others to protect our proprietary rights. Our trademarks

CINGULAR WIRELESS LLC

PART I

Item 1.	Business

cover our brand name and icon and names of our service and product offerings and have a duration of 10 years with renewal provisions. We also license trademarks for various products and services from either SBC or BellSouth for varying terms. For more information on licenses granted by our member companies to us and licenses we grant to them, see “Item 13. Certain Relationships and Related Transactions”. Our FCC licenses are discussed under “Regulatory Environment”.

Regulatory Environment

The FCC regulates the licensing, construction, operation, acquisition and transfer of wireless systems in the United States pursuant to the Communications Act of 1934 (Communications Act) and its associated rules, regulations and policies.

To obtain the authority to have the exclusive use of radio frequency spectrum in an area within the United States, wireless communications systems must be licensed by the FCC to operate the wireless network and wireless devices in assigned spectrum segments and must comply with the rules and policies governing the use of the spectrum as adopted by the FCC. These rules and policies, among other things, (1) regulate our ability to acquire and hold radio spectrum licenses or to lease spectrum, (2) impose technical obligations on the operation of our network, (3) impose requirements on the ways we provide service to and communicate with our customers, (4) regulate the interconnection of our network with the networks of other carriers, (5) obligate us to permit resale of our services by resellers, if we offer resale opportunities, and to serve roaming customers of other wireless carriers and (6) impose a variety of fees and charges on our business that are used to finance numerous regulatory programs and a substantial part of the FCC’s budget.

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

Wireless systems are subject to Federal Aviation Administration and FCC regulations governing the location, lighting and construction of transmitter towers and antennas and are subject to regulation under federal environmental laws and the FCC’s environmental regulations, including limits on radio frequency radiation from wireless handsets and towers. Zoning and land use regulations, including compliance with historic preservation requirements, also apply to tower siting and construction activities.

Two-way Voice and Data Services. We hold geographic service area licenses granted by the FCC to provide cellular and PCS services. A cellular system operates on one of two 25 MHz frequency blocks in the 850 MHz band that the FCC allocates for cellular radio service. Cellular systems principally are used for two-way mobile voice applications, although they may be used for data applications and fixed wireless services as well. Cellular licenses are issued for either metropolitan statistical areas, or “MSAs”, or rural service areas, two in each area. At present, no entity may hold overlapping cellular licenses in the same rural service area without a waiver from the FCC.

A broadband PCS system operates under licenses issued in the 1900 MHz band. PCS systems generally are used for two-way voice applications, although they may carry two-way data communications and fixed wireless services as well. For the purpose of awarding PCS licenses, the FCC has divided the United

CINGULAR WIRELESS LLC

PART I

Item 1.	Business

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

We must satisfy a range of FCC-specified coverage requirements. For example, a cellular licensee was permitted five years following the grant of its license to provide service to its desired coverage area. The area it served with specified minimum signal strength became its licensed service area. Failure to provide that coverage to the boundaries of its initially licensed service area resulted in reduction of the relevant license area by the FCC. All 30 MHz PCS licensees must construct facilities that offer coverage to one-third of the population of the service area within five years of the original license grants and to two-thirds of the population within 10 years. All 15 MHz and 10 MHz PCS licensees must construct facilities that offer coverage to one-fourth of the population of the licensed area or “make a showing of substantial service in their license area” within five years of the original license grants. A licensee that fails to meet the coverage requirements may be subject to forfeiture of its license.

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

Mobitex Wireless Data Services. We have separate licenses for each of the 900 MHz spectrum blocks that we use to provide most of our business data services. In 2003, the FCC approved our “substantial service” demonstration that we have met the network system build requirements of these licenses. Like other licenses, however, these are renewable every 10 years and require showings of continued “substantial service” and compliance with other license conditions, as described above.

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

CINGULAR WIRELESS LLC

PART I

Item 1.	Business

or voted by non-U.S. citizens or their representatives, by a foreign government or its representatives or by a foreign corporation.

Foreign ownership above the 25% level may be allowed should the FCC find such higher levels not inconsistent with the public interest. The FCC has ruled that higher levels of foreign ownership, even up to 100%, are presumptively consistent with the public interest with respect to investors from certain nations, which are countries that are signatories to the World Trade Organization Agreement on Basic Telecommunications Services. However, the FCC, in adopting that strong presumption, did note the possibility exists that entry by a foreign carrier could be so detrimental as to require the imposition of conditions on entry by such a carrier or even a denial of entry. In addition, the FCC stated it would accord deference to legitimate national security, law enforcement, foreign policy and trade concerns raised by other federal agencies as part of the FCC’s analysis of whether to grant a particular authorization. The FCC has done that in certain cases where the U.S. Department of Justice and the U.S. Federal Bureau of Investigation have raised concerns, requiring the carrier to configure its network(s) to be capable of complying with lawful U.S. process and to make available in the United States certain call and customer data. Foreign ownership by entities from countries other than World Trade Organization member countries must meet a more stringent standard, and there is no assurance that the FCC would find a grant of such an application to be in the public interest. If our foreign ownership were to exceed the permitted level (through foreign ownership of our owners, their transfers of ownership in us or issuances of Class A common stock by our manager), the FCC could revoke our FCC licenses, although we could seek a declaratory ruling from the FCC allowing the foreign ownership or take other actions to reduce our foreign ownership percentage in order to avoid the loss of our licenses. We have no knowledge of any present foreign ownership that exceeds these limitations.

Spectrum Acquisitions and Leasing. Two of the ways by which we can attempt to meet our needs for additional spectrum are by acquiring spectrum licenses held by others or by accessing new spectrum being auctioned and licensed by the FCC. The Communications Act requires the FCC to award new licenses for commercial wireless services to applicants through a competitive bidding process. Therefore, if we need additional spectrum, we plan to acquire the spectrum, indirectly through joint arrangements, or directly in an auction for any new licenses that may become available or by purchasing existing licensed facilities and incorporating them into our system, provided that we are permitted to do so under FCC rules.

The FCC has announced that it will auction spectrum in the 700 MHz band. There are numerous television operators that currently occupy UHF television channels 52-69 in this band. Although these stations have been awarded a second channel to establish digital service, they also have the right to continue operation on the current channel through at least 2006, and potentially longer if various conditions are not met. Absent adoption of new federal legislation or rules that lead to “clearing” of the 700 MHz band earlier than current law requires, or the development of band-clearing mechanisms by these operators for relocation, this spectrum would be of limited use in the short-term for wireless services.

There are additional spectrum bands that may be suitable for our business, but this spectrum has not been allocated and auctions of this spectrum are not imminent.

In early 2004, the FCC’s new spectrum leasing rules become effective. These rules permit license holders to lease the use of their spectrum to others and provide that such holders can meet their network system build requirements through the facilities construction and operating activities of their lessees. The FCC has structured its rules such that it has minimal involvement in leasing activities. For these reasons, we view spectrum leasing as an attractive alternative to license acquisition in areas where we are spectrum constrained.

CINGULAR WIRELESS LLC

PART I

Item 1.	Business

Rates and Services. The FCC does not specify the rates we may charge for our services nor does it require us to file tariffs for our U.S. wireless operations. However, the Communications Act states that an entity, such as us, that provides commercial mobile radio services is a common carrier and is thus subject to the requirements of the Communications Act that it not charge unjust or unreasonable rates nor engage in unreasonable discrimination. The FCC may invoke these provisions to regulate the rates and related terms and conditions under which we provide service. In addition, the Communications Act defines a commercial mobile radio service provider as a common carrier, which makes it subject to a number of other regulatory requirements in its dealings with other carriers and customers. The following requirements impose restrictions on our business and increase our costs as well as the costs of other wireless carriers.

Recent Regulatory Developments. The FCC eliminated the rules limiting the amount of spectrum a wireless carrier can own in a market effective January 1, 2003. As yet, it has not replaced these spectrum limits with published rules or guidelines setting forth how the FCC will review carriers’ spectrum aggregations. The FCC also eliminated the prohibition on ownership of both cellular licenses by a single entity in metropolitan markets. Certain acquisitions of spectrum would remain subject to approval of the U.S. Department of Justice.

The FCC has imposed rules requiring carriers to provide emergency 911 services, including enhanced 911 services that provide to local public safety dispatch agencies the caller’s communications number and approximate location. Providers are required to transmit the geographic coordinates of the customer’s location within accuracy parameters set forth by the FCC, either by means of network-based or handset-based technologies. Providers may not demand cost recovery as a condition of doing so, although they are permitted to negotiate cost recovery if it is not mandated by the state or local governments. Because of the delayed availability of vendor equipment that could reasonably be relied upon to comply with the FCC’s location accuracy rules, we and other wireless carriers negotiated settlement arrangements with the FCC requiring payments to the U.S. Treasury and modified compliance standards and deadlines.

The FCC has established federal universal service requirements that affect commercial mobile radio service operators. Under the FCC’s rules, commercial mobile radio service providers are potentially eligible to receive universal service subsidies for the first time; however, they are also required to contribute to the federal universal service fund and may be required to contribute to state universal service funds. Contributions into the federal fund are based on the interstate and international revenues generated by the properties owned by a commercial mobile radio service provider. For 2003, we had payment obligations into the federal universal service fund of approximately $274 million. Because the amount that we are required to pay into the fund is based on revenues generated by our properties, we anticipate that this amount should continue to increase over time. We recover most of this expense from our customers. Many states also are moving forward to develop state universal service fund programs. A number of these state funds require contributions, varying greatly from state to state, from commercial mobile radio service providers. If these programs expand they will impose a correspondingly growing expense on our business.

The FCC has adopted rules regulating the use of telephone numbers by wireless and other providers as part of an effort to achieve more efficient number utilization. Wireless carriers were required to participate in this “number pooling”, beginning in November 2002.

On November 24, 2003, the FCC’s rules on wireless local number portability became operative, enabling wireless customers to keep their wireless number when switching to another carrier. These rules require wireless carriers to offer number portability to their customers in the top 100 MSAs now and to all other customers no later than May 24, 2004. These rules will likely increase competition, costs and customer churn.

CINGULAR WIRELESS LLC

PART I

Item 1.	Business

The FCC has adopted rules requiring wireless providers to provide functions to facilitate electronic surveillance by law enforcement officials pursuant to the Communications Assistance for Law Enforcement Act of 1995. These obligations are likely to result in significant costs to us for the purchase, installation and maintenance of network software and other equipment needed.

The Communications Act and the FCC’s rules grant various rights and impose various obligations on commercial mobile radio service providers when they interconnect with the facilities of local exchange carriers. Generally, commercial mobile radio service providers are entitled to “reciprocal compensation” in connection with the termination of wireline-originated local traffic, in which they are entitled to collect the same charges for terminating wireline-to-wireless local traffic on their system similar to the charges that the local exchange carriers levy for terminating wireless-to-wireline local calls. Interconnection agreements are typically negotiated by carriers, but in the event of a dispute, state public utility commissions, courts and the FCC all have a role in enforcing the interconnection provisions of the Communications Act. Although we have interconnection agreements in place with the major local exchange carriers in virtually all of our service areas, those agreements are subject to modification, expiration or termination in accordance with their terms. Moreover, we are negotiating and must continue to negotiate interconnection agreements with a number of independent telephone companies in our service areas. Until these agreements are concluded, we must accrue for contractual liabilities associated with the resulting unpaid invoices from those companies. Additionally, as we expand our coverage footprint, we will be required to negotiate interconnection arrangements with other wireline carriers.

The FCC has reallocated 30 MHz of spectrum from the 2 gigahertz (GHz) Mobile Satellite Service or MSS for fixed and mobile services. The FCC now proposes to combine part of the 1990-2000 MHz portion of that spectrum, which is adjacent to the upper limit of the base-to-mobile portion of the PCS C Block, with part of the currently unlicensed PCS spectrum at 1910-1920 MHz, which is adjacent to the upper limit of the mobile-to-base portion of the PCS C Block, to create a new PCS “G” Block. If adopted by the FCC, the new PCS “G” Block could be licensed to other wireless competitors. One plan would grant the PCS “G” block to Nextel in return for it relinquishing certain of its spectrum in the 700/800/900 MHz bands to alleviate public safety interference concerns. Another plan would grant the spectrum in specific locations to Multipoint Distribution Service licensees who are being displaced by the FCC to make room for new Advanced Wireless Service spectrum allocations in the 2 GHz band. Other possible allocations, including the auctioning of that paired spectrum, may be considered by the FCC in its decision making process.

The FCC has also decided to allow MSS licensees in three separate MSS bands to add an ancillary terrestrial component to their existing or proposed mobile satellite offering. The FCC has conditioned the deployment of the terrestrial offering such that it has to be integrated with the satellite offering of a licensee. In addition, satellites must be launched and operational before the terrestrial service can be initiated. It is likely that the satellite proponents will ask the FCC to minimize or eliminate these conditions which could permit them to forego their satellite service in favor of deploying a terrestrial network and offering service in direct competition with our cellular and PCS services.

State Regulation and Local Approvals. With the rapid growth and penetration of wireless services has come a commensurate surge of interest on the part of state legislatures and state public utility commissions and local governmental authorities in regulating our industry. This interest has taken the form of efforts to regulate customer billing, termination of service arrangements, advertising, filing of “informational” tariffs, certification of operation, use of handsets when driving, service quality, sales practices, and many other areas. We anticipate that this trend will continue. It will require us to devote legal and other resources to working with the states to respond to their concerns while minimizing any new regulation that could increase our costs of doing business.

CINGULAR WIRELESS LLC

PART I

Item 1.	Business

While the Communications Act generally preempts state and local governments from regulating entry of, or the rates charged by, wireless carriers, it also permits a state to petition the FCC to allow it to impose commercial mobile radio service rate regulation when market conditions fail adequately to protect customers and such service is a replacement for a substantial portion of the telephone wireline exchange service within a state. No state currently has such a petition on file. In addition, the Communications Act does not expressly preempt the states from regulating the “terms and conditions” of wireless service.

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

Further, states have become more active in imposing new taxes on wireless carriers, such as gross receipts taxes, and fees for items such as the use of public rights of way. These taxes and fees are generally passed through to our customers and result in higher costs to our customers.

Factors Relating to Our Business

Substantial competition in all aspects of our business could continue to cause reduced pricing and have adverse effects on our profit margins. There is substantial and increasing competition in all aspects of the wireless communications industry. We expect this to continue even after our planned acquisition of AT&T Wireless. Competition continues to intensify as wireless carriers include more equipment discounts and bundled services in their offerings, including more minutes and free long distance and roaming services. This contributes to downward pressure on revenue growth and profit margins, and we expect this trend to continue.

Our competitors are principally five other national carriers doing business as Verizon Wireless, AT&T Wireless (until the acquisition is consummated), Sprint PCS, Nextel Communications and T-Mobile, respectively, and a large number of regional providers of cellular, PCS and other wireless communications services, resellers and wireline telephone service providers. NextWave holds a substantial number of radio spectrum licenses to provide PCS service, and it may sell the licenses to our competitors, form ventures and/or construct wireless data networks, which would increase competition for wireless data customers.

FCC regulations and government policy in general promote robust competition, and new rules or changes to existing rules, such as rules providing for spectrum leasing and requiring wireless local number portability for customers changing wireless local carriers, could increase this trend and result in higher churn and lower margins.

CINGULAR WIRELESS LLC

PART I

Item 1.	Business

Many of our competitors have substantial financial, technical, marketing, distribution and other resources. As a response to the intensifying competition, the need for cost reduction and the requirements for additional radio spectrum, we believe that the industry may consolidate to some extent in the next several years. This may produce larger and more formidable competitors with greater financial ability to continue to reduce prices to increase their customer base. As a result, our market share and profit margins may decrease.

New wireless data technologies, such as “Wi-Fi”, are being developed and deployed by competitors, which may make our wireless data offerings less attractive.

If we do not successfully complete the acquisition of AT&T Wireless, we will miss an opportunity to achieve significant growth in the near term. We agreed to acquire AT&T Wireless for a number of reasons, including the following:

•	AT&T Wireless fills in our spectrum and network footprints by covering areas where we do not have licenses or network infrastructure;

•	AT&T Wireless adds depth to our spectrum position, enhancing our ability to offer future high-speed data services and reduce capital expenditures;

•	AT&T Wireless’ customer base, which has a stronger business customer component than ours, adds a complementary customer mix to our customer base;

•	AT&T Wireless’ average revenue per user, or “ARPU”, is higher than our customers’ ARPU;

•	AT&T Wireless gives us added size and scale to compete more effectively in the industry and to procure more significant cost economies from vendors; and

•	the merger will reduce our incollect roaming costs that we incur because of our broader post-acquisition footprint.

While we believe we have the ability to compete vigorously in the marketplace now, we believe that we must grow, either internally or through acquisition, to achieve our goal of becoming the pre-eminent wireless carrier. Failure to consummate the AT&T Wireless acquisition would place additional challenges on us to reach this position through internal growth or other acquisitions. This result would be exacerbated by the combination of other of the major wireless competitors.

While there are risks in not closing the acquisition of AT&T Wireless, the consummation of the transaction poses significant challenges and risks. As a result of our acquisition agreement and efforts to close the transaction, our business could suffer over the near term as a result of factors, including:

•	customer churn could increase if customers experience or anticipate service deterioration arising from delayed or ineffective merger integration;

•	competition could increase as other carriers focus more on emphasizing and exaggerating potential service degradation;

•	required changes in the business to achieve regulatory approval for the acquisition could hinder our growth; and

•	although we expect to achieve significant capital and operating cost synergies after the next several years, the implementation of integration efforts, transaction-related costs and possible continued deterioration of AT&T Wireless’ operating results will initially reduce our operating performance and margins.

CINGULAR WIRELESS LLC

PART I

Item 1.	Business

We will not control the operations of AT&T Wireless prior to closing. Therefore, we cannot implement policies to improve its operating performance. If its management fails to execute its strategies and policies to optimize the value of its business, we could acquire a company with unsatisfactory performance and growth prospects.

Delays in closing the acquisition of AT&T Wireless would prevent us from owning it and implementing our policies and integration initiatives. Such delays could make the integration efforts more challenging, prolong the period before we begin realizing cost synergies from the combination of the two companies, increase our operating costs, increase customer churn, lower the value of the combined companies and, depending on the severity of the delays, could jeopardize the acquisition.

Factors that could delay the closing of the acquisition include:

•	prolonged proceedings before the FCC pertaining to license transfers or before the U.S. Department of Justice pertaining to anti-trust clearance; and

•	litigation challenging the acquisition agreement.

Because we cannot control the policies, strategies and operations of AT&T Wireless until the closing of the transaction, we are unable to take action to address previously disclosed problems at AT&T Wireless or otherwise maximize the value of the business that we will acquire. If the management of AT&T Wireless is not successful in meeting its own operational challenges, its customer growth and financial results could suffer and our ability to achieve cost reductions, efficiently integrate the two businesses and restore customer and financial growth after the closing could be significantly jeopardized. Actual or perceived operational problems at AT&T Wireless and adverse publicity about the timing of and issues pertaining to the acquisition could result in increased customer churn and decreased customer additions to both businesses.

Two other national wireless competitors could enter into an agreement to combine their operations, and if our regulatory approval process is significantly extended, circumstances could arise that could result in the FCC and the U.S. Department of Justice approving that transaction before reaching a decision with respect to ours. If that occurs, there would be a heightened risk that those regulatory authorities might disapprove our acquisition of AT&T Wireless.

In order to obtain regulatory consents to consummate the acquisition of AT&T Wireless, we and/or AT&T Wireless may be required to make divestures of assets or take other actions that would diminish the value of the acquisition to us. In general, we can terminate the merger agreement only for misrepresentations, breaches and developments prior to the closing that are material and adverse. We are excused from taking actions to satisfy regulatory conditions only if the aggregate adverse effects on us, SBC and BellSouth would be substantial.

There is no assurance we would be able to obtain what we consider fair value for any required divestitures. Consequently, we could be required to close the transaction and acquire a substantially less valuable AT&T Wireless than currently exits.

Furthermore, adverse effects on SBC and BellSouth are included in the calculation of net adverse effects. As a result, SBC and BellSouth could require us to terminate the acquisition even if there is no devaluation of the acquisition to us if they were required to take certain actions adverse to their own interests as a condition of regulatory approval.

Acquisitions, including AT&T Wireless, could be costly and time consuming to integrate. One element of our strategy is to expand the geographic coverage of our network, which we could achieve by obtaining

CINGULAR WIRELESS LLC

PART I

Item 1.	Business

access to additional spectrum through acquiring wireless carriers or forming joint ventures or alliances with the existing businesses of other wireless providers. Integrating existing operations that we could acquire into our own operations may be difficult, time consuming and costly.

The challenges to integrate AT&T Wireless into us include:

•	demonstrating to customers that the transaction will not result in adverse changes in client service standards or business focus;

•	integration and rationalization of separate analog, TDMA and GSM network systems;

•	consolidating and rationalizing corporate information technology (IT) and administrative infrastructures;

•	combining product offerings;

•	coordinating sales and marketing efforts to communicate our capabilities effectively;

•	preserving distribution, marketing or other important relationships and resolving potential conflicts that may arise;

•	coordinating and rationalizing research and development activities to enhance introduction of new products and technologies with reduced cost;

•	minimizing the diversion of management attention from ongoing business concerns;

•	persuading employees that business cultures are compatible, maintaining employee morale and retaining key employees; and

If we do not successfully address these integration challenges in a timely manner, we may not realize the anticipated benefits or synergies of the transaction to the extent, or in the timeframe, anticipated. The size and scale of the proposed merger with AT&T Wireless increase both the scope and consequences of ongoing integration risks.

Our initiatives to migrate customers to a new technology could result in heightened customer churn and lower profits. Our networks currently utilize two distinct digital voice technologies — GSM and TDMA. In order to adopt a single standard across our networks, we are concluding the process of adding GSM technology to all of our networks. GSM is the predominant global standard and offers substantial cost efficiencies to us and our customers. As we encourage customers to migrate from TDMA to GSM service, they may perceive shortcomings in the coverage and quality of GSM service, compared to TDMA service, which could cause them to switch from our service to the offerings of a competitor.

As we dedicate more resources to new GSM voice technology, our TDMA offerings could become less attractive, resulting in a loss of customers and reduced profitability. We expect to continue operating our TDMA network for the foreseeable future as customers migrate to GSM technology. Due to our decision to overlay our TDMA network with GSM technology and to encourage our customers to migrate to GSM service, we expect not to upgrade our TDMA network with the same robust features that we will provide on our GSM networks. Furthermore, as we dedicate more spectrum to GSM, our remaining TDMA customers may experience difficulties in using our services. In addition, as we introduce and market GSM service, we may price GSM products and services at more attractive levels than TDMA products and services to encourage our customers to migrate to GSM service. Manufacturers are not expected to produce innovative TDMA handsets with the same multiplicity of features and attractiveness of design as handsets using other technologies. All of these potential developments could drive our TDMA customers to our competitors instead of to our GSM offerings and thereby reduce our market share and profitability.

CINGULAR WIRELESS LLC

PART I

Item 1.	Business

If we fail to obtain access to additional spectrum, we may not be able to expand the geographic reach of Cingular-branded services, increase our customer base in areas we currently serve or meet the anticipated demand for new services. We expect to acquire substantial spectrum from the pending NextWave license and AT&T Wireless acquisitions in 2004. Over the long term, however, we may need more licensed spectrum to support high speed data and other advanced services, expand our geographic reach, to meet an expected increasing volume of customer usage and to increase our customer base. If we cannot obtain access to new markets through auctions, spectrum exchanges or leasing, acquisitions, joint ventures or other means, it could impede our growth. In addition, an inability to add spectrum in some of our existing markets could adversely affect the quality of service if the demand for wireless communications continues to increase at a rapid rate. There are no spectrum auctions scheduled in the near future at which we could obtain needed spectrum, and there can be no assurance that we will be able to obtain access to additional spectrum from secondary market sources on acceptable terms. Therefore, we cannot give assurance that we will be successful in obtaining access to the additional spectrum needed to expand our geographic coverage and meet the growing needs of our business.

If our roaming partners do not complete their GSM networks and remain viable operators, our ability to provide national GSM coverage could be jeopardized. As a result, our customers might conclude that our service is less satisfactory than that of a competitor with a more substantial national footprint, and our growth, churn rate and profit margin might suffer.

Even upon the completion of our GSM/GPRS overlay project, we will have to rely on roaming agreements with other GSM/GPRS service providers to provide national GSM/GPRS coverage. We have negotiated agreements with these carriers to provide roaming services in certain geographic areas at rates substantially more favorable than TDMA network roaming rates. Some of these carriers are still building their GSM/GPRS networks. If those carriers are delayed or prevented from completing their GSM/GPRS networks, or if they cease doing business, our GSM/GPRS customers might be unable to roam on those networks when out of their home service areas, or they may have to roam on carriers’ networks with which we have less favorable roaming agreements.

We are committing a substantial amount of capital to upgrade our wireless voice networks to offer advanced data services, but there can be no assurance that widespread demand for these services will develop. While demand for our advanced data services is growing, it is currently a small portion of our revenues. Continued growth in wireless data services is dependent on increased development and availability of popular applications and improved availability of handsets and other wireless devices with features, functionality and pricing desired by customers. EDGE is a new technology and a limited number of applications and devices designed to operate on this technology are currently available. If applications and devices are not developed and become commercially accepted, our revenues and competitive position would be materially and adversely affected. We cannot give assurance that in the near future there will be widespread demand for advanced wireless data services or that data revenues will constitute a significant portion of our total revenues, nor can we provide assurance that this demand will develop at a level that will allow us to earn a reasonable return on our investment.

Our choice for the next generation of technology, EDGE, is a new technology and could quickly become obsolete and/or not commercially accepted, which could result in a delay in offering new services. New high-speed 3G wireless services are now being offered by wireless carriers in the United States. We expect that 3G services will combine the attributes of faster speed, greater data capability, better portability and greater functionality than services provided over existing second-generation networks. We have chosen EDGE as our 3G technology, but we believe that there will be multiple, competing technological standards, several options within each standard, vendor-proprietary variations and rapid technological innovation. Other technologies could emerge as preferred data networks for some services and, if those

CINGULAR WIRELESS LLC

PART I

Item 1.	Business

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

Because some of our operations are conducted through joint ventures with other companies, we cannot control all aspects of our business, and disputes with our partners may damage our reputation as a nationwide brand. Despite our commitments to provide substantial funds to joint venture affiliates, we do not have control of their managements. In addition, we have ventures to share infrastructure and save us a large portion of the cost of building and maintaining our own network in certain areas where we own wireless licenses, such as in California, Nevada and the New York metropolitan area. If we experience disagreements with our partners, it could adversely affect our ability to serve our customers in those areas and profitably grow our business.

Our network sharing ventures may impede our ability to compete effectively in the covered territories. We share network infrastructure in some areas, e.g., California, Nevada and New York City, with joint venture partners. As a result, both our customers and our partners’ customers use the same network infrastructure in these areas. If the combined demand for service through the joint ventures far exceeds the network capacity, temporary degradation of service and loss of customers may result until capacity is increased.

Our business expansion and network upgrade will require substantial additional capital, and we cannot assure you that we will be able to obtain funding at a satisfactory cost. We will require substantial capital for acquisitions of systems, construction of network infrastructure, concluding our technology migration and upgrade plan, expanding our network capacity, investing in joint venture affiliates and making other capital investments. In addition, we will be required to make distributions to SBC and BellSouth under our limited liability company agreement to cover their tax liabilities that may arise from their interests in us to the extent that we generate taxable income, which will deplete cash available for these projects.

The actual amount of capital required may vary materially from our current estimates. Unforeseen delays, cost overruns, regulatory changes, engineering and technological changes, legal costs and judgments and other factors may also require additional funds.

As a result of the cash needs described above, we may need to incur significant amounts of additional debt or to raise equity. Incurring substantial amounts of additional debt, failing to improve our operating performance and perceived uncertainties surrounding the acquisition, SBC and BellSouth financing and our integration of AT&T Wireless and the NextWave licenses could result in negative actions by the major credit rating agencies, which could increase our cost of borrowing. In addition, we may not be able to obtain debt or equity funds on satisfactory terms from the capital markets, from other sources or from SBC or BellSouth, neither of which has any obligation to provide us additional funding, besides the agreement to provide funding for the AT&T Wireless acquisition. The failure to obtain financing could result in, among other things:

•	delay or abandonment of our business development and expansion or network upgrade plans; or

•	failure to meet regulatory network system build requirements or to continue to provide service in all or portions of some of our markets, any of which could result in slower business growth and loss of competitive position.

Failure of certain of our key suppliers to deliver equipment and services could adversely affect our ability to operate our business. We depend upon various key suppliers to provide us with equipment and services that we need to continue our network upgrade and operate our business. Some of these suppliers have

CINGULAR WIRELESS LLC

PART I

Item 1.	Business

experienced financial and business difficulties, and if these or any of our other suppliers fail to provide equipment or service to us on a timely basis, we may be unable to provide services to our customers in a competitive manner. If we are unable to obtain the hardware and software we need to construct licensed territories, our licenses may be at risk of termination for failure to satisfy the requirements contained in our FCC licenses regarding the construction of our networks.

We have an agreement with Research in Motion Limited, or “RIM”, to purchase Blackberry™ hand-held devices for use in our data communications business. A trial court has held that, in litigation against RIM by various patent holders, these devices infringe several patents. If we cannot obtain these or comparable devices from RIM on a reasonable financial basis, it could impair our profit margins and disrupt our wireless data business.

The potential impact of unionization and organizing activities, which we expect to increase, could adversely affect our costs and results of operations. All of our businesses, excluding ventures, are subject to various agreements with the Communications Workers of America (CWA). These agreements contain provisions requiring us to maintain neutrality if the union conducts an organizing campaign and requiring us to allow employees to vote to unionize by presenting authorization cards rather than participating in a more difficult secret ballot process conducted by the National Labor Relations Board. In an effort to gain recognition in the areas not already covered by a contract, union activity may increase. We believe that no other national wireless provider currently employs a unionized workforce to any significant extent. We have major labor agreements with the CWA covering approximately 8,000 employees that expire in early 2004. At the expiration of the agreements, a work stoppage could prevent us from providing service to our customers in the areas covered by the expired contracts and possibly result in customer loss and a reduction in revenue.

Factors Relating to Our Industry

We may be adversely affected by the significant changes that we expect the wireless communications industry to undergo. The wireless communications industry is experiencing significant changes. These include evolving industry standards, ongoing improvements in the capacity and quality of digital technology, shorter development cycles for new services, evolution to 3G standards, changes in end-user needs and preferences and high costs and customer churn due to implementation of wireless local number portability. Also, alternative technologies are developing for the provision of services to customers that may provide wireless communications services or alternative services superior to those available from us. Accordingly, there can be no assurance that technological changes will not materially adversely affect us.

Our industry will continue to be adversely affected if the economic slowdown persists. While the economies of the United States and many other nations are improving, they continue suffering from sluggish employment growth. There can be no assurance that this will not continue to adversely affect the industry.

Our operations are subject to substantial government regulation, which could significantly increase our costs and increase customer churn. Many aspects of our business are regulated to varying degrees by the FCC and some state and local regulatory agencies. The adoption or change of regulations could significantly increase our costs and increase customer churn. For example, the FCC, together with the Federal Aviation Administration, regulates tower marking and lighting. In addition, the FCC and the states are increasingly looking to the wireless industry to fund various initiatives, including universal service programs, local telephone number portability, services for the hearing-impaired and emergency 911 networks. Furthermore, many states have imposed significant taxes on the wireless industry and are regulating customer billing matters. We are also subject to environmental protection and health and safety regulation, including limits on radio frequency energy from wireless handsets and towers. The failure to

CINGULAR WIRELESS LLC

PART I

Item 1.	Business

comply with any of these regulations, even if hardware and software solutions are not readily available from manufacturers and suppliers, can result in significant penalties.

The FCCs local number portability regulations did not include specific rules governing the process, and the wireless carriers have had to negotiate inter-carrier agreements with each other addressing procedures for transferring numbers when customers change carriers. Because the software and automated processes are new and the procedures are non-standardized throughout the industry there have been and may continue to be delays or malfunctions in the process of transferring numbers when customers change carriers. This may continue to exacerbate churn and expenses and slow customer growth. It has and could continue to reduce revenues, since carriers are not allowed to condition number portability on bringing delinquent accounts current.

A high rate of customer churn would negatively impact our business. Wireless communications services providers, including us, experience varying rates of customer churn. We believe that customers change wireless providers for the following reasons: call quality, service offerings, price, coverage area and customer service. A high rate of churn would adversely affect our results of operations because of loss of revenue and because the cost of adding a new customer, which generally includes a commission expense and/or a handset subsidy, is a significant factor in income and profitability for participants in the wireless industry. We believe industry-wide churn has increased slightly with the implementation of wireless local number portability. Churn from this new regulatory initiative could increase substantially over time as service contracts expire and customers become more familiar and comfortable with the processes involved in changing carriers. Carriers are not allowed to condition number portability on bringing delinquent accounts current. We expect to incur significant expenses to improve customer retention and reduce churn by subsidizing product upgrades and/or reducing pricing to match competitors’ initiatives, upgrading our network and providing improved customer service.

Concern about alleged health risks relating to radio frequency energy may harm our prospects. A number of studies have been conducted to examine the health effects of wireless phone use, and some persons have construed some of the studies as indicating that wireless phone use causes adverse health effects or that wireless phones’ safety has not been established. Some media reports have also suggested that radio frequency energy from wireless handsets, accessories and cell sites may be associated with various health problems, including cancer. In addition, lawsuits have been filed against us and other participants in the wireless industry alleging actual and potential adverse health consequences as a result of wireless phone usage. Some of these lawsuits allege other related claims, including negligence, strict liability, conspiracy and the misrepresentation of or failure to disclose these alleged health risks. If consumers’ health concerns over radio frequency energy increase, they may be discouraged from using wireless handsets, and regulators may impose restrictions on the location and operation of cell sites. These concerns could have an adverse effect on the wireless communications industry and expose wireless providers to further litigation, which, even if not successful, can be costly to defend. Additional studies of radio frequency energy are ongoing and new studies are anticipated. Any negative findings in these studies could increase the risks described above. In addition, an adverse outcome or settlement in the existing and/or any further litigation against us or any other provider of wireless services could have a material adverse effect on our results of operations, financial condition and/or prospects.

State and local legislation regarding wireless phone use while driving may adversely affect us. Many states and municipalities have proposed, and several, including New York State, New Jersey and the District of Columbia have enacted, legislation that requires the use of a hands-free accessory while driving an automobile, which may discourage use and could decrease our revenues from customers who now use their phones when driving. Such legislation, if adopted and enforced throughout the areas we serve, may reduce, in the short term, sales, usage and revenues. In addition, allegations that using wireless phones

CINGULAR WIRELESS LLC

PART I

Item 1.	Business

while driving may impair drivers’ attention may lead to potential litigation relating to traffic accidents and further governmental regulation, which could adversely affect our results of operations.

A number of our FCC licenses to provide wireless services are subject to renewal and potential revocation in the event that we violate applicable laws. A number of our licenses are subject to renewal, generally some each year, upon the expiration of the 10-year period for which they are granted, and we cannot assure you that the FCC will renew them. In addition, FCC rules require all wireless licensees to meet specified network system build requirements, and failure to comply with these and other requirements in a given license area could result in termination or cancellation of our license for that license area or the imposition of fines by the FCC. If any of our licenses are forfeited or revoked, we would not be able to provide service in that area unless we contract to resell wireless services of another provider, utilize roaming agreements or lease spectrum from other carriers.

Equipment failure and disasters may adversely affect our operations. A major equipment failure or a disaster that affects our wireless telephone switching offices, microwave links, third-party owned local and long distance networks on which we rely, our cell sites or other equipment or the networks of other providers on which our customers roam could have a material adverse effect on our operations. While we have insurance coverage for some of these events, our inability to operate our wireless system, even for a limited time period, may result in a loss of customers or impair our ability to attract new customers, which would have a material adverse effect on our business, results of operations and financial condition.

The restricted supply of new telephone numbers could limit or delay our growth. The supply of new telephone numbers in some areas of the United States is near exhaustion due, in large part, to competitive wireline carriers having obtained large blocks of numbers and rapidly growing customer demand for additional numbers for wireless handsets and pagers as well as for second voice lines, Internet access and private branch exchange systems, or private telephone networks used within enterprises. Many states have imposed restrictions on carriers’ access to additional numbers, creating shortages and delay in obtaining needed number resources. If we are unable to obtain a sufficient supply of new telephone numbers, our ability to increase our customer base would be adversely affected.

Factors Relating to Our Arrangements with SBC and BellSouth

SBC and BellSouth may transfer their controlling interests in us and cease to be subject to certain obligations that benefit us, including exclusivity provisions. Under our limited liability company agreement and the stockholders’ agreement among our manager, SBC and BellSouth, each of SBC and BellSouth will cease to be subject to many of the restrictions imposed on it in the limited liability company agreement that benefit and protect us, such as restrictions on competition and acquisitions of other wireless businesses, once its ownership interest falls below 10%. Although both SBC and BellSouth are subject to a number of transfer restrictions, each of them may, under the circumstances described in our limited liability company agreement, sell its interests in us and its common stock in our manager to third parties, subject to a right of first refusal of the respective other party, or spin-off or split-off its interests in us or its stock in our manager to its shareholders. In addition, we may lose any competitive advantage we currently gain from our agency relationships and service bundling offerings with SBC and BellSouth.

SBC and BellSouth may compete with us in the areas of fixed wireless voice and data services and may resell our services under their own brand names inside their service territories after specified future dates. SBC and BellSouth have agreed in our limited liability company agreement to engage in the provision of U.S. mobile wireless voice and data services only through us and our subsidiaries, but the agreement is subject to significant exceptions, including an exception that permits them to market and sell fixed wireless

CINGULAR WIRELESS LLC

PART I

Item 1.	Business

voice and fixed wireless data services and to market and sell wireless services in areas in which we, our subsidiaries or Salmon are not providing services pursuant to FCC licenses. SBC and BellSouth may also amend the agreement to provide that they can engage in other competitive activities, such as “Wi-Fi” wireless data service. SBC and BellSouth are permitted to resell our services under their own brand names outside their service territories. In addition, if BellSouth or SBC terminates its wireless agency agreement, it may resell our wireless services in its respective service territories.

The arrangements that we have with SBC and BellSouth were established by SBC and BellSouth, and may not be as advantageous as similar agreements negotiated with unaffiliated third parties. We have entered into various agreements with SBC and BellSouth and their respective affiliates that are material to the conduct of our business, and we may enter into additional agreements with them in the future. For example, we have entered into agency agreements with SBC and BellSouth that include pricing and other terms. Although we believe that these agreements, as a whole, are as advantageous to us as those that could otherwise be obtained, we have no independent verification that these agreements are as advantageous as similar agreements negotiated with unaffiliated third parties.

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

SBC and BellSouth control all important decisions affecting our governance and our operations and may fail to agree on important matters. Under the terms of our limited liability company agreement, our management is exclusively vested in our manager. Both the board of directors and the strategic review committee of our manager are comprised of four directors: two elected by SBC and two elected by BellSouth. Substantially all important decisions of our manager must be approved by its strategic review committee. It is possible that the committee may be deadlocked regarding matters that are very important to us. Although deadlocks are to be resolved by the chief executive officers of SBC and BellSouth, if they cannot agree, inaction or disputes may result, which could, among other things, result in us losing important opportunities.

SBC and BellSouth may have conflicts of interest with us. Conflicts of interest may arise between us and SBC and BellSouth when we are faced with decisions that could have different implications for us and SBC or BellSouth, including technology decisions, financial budgets, repayment of member loans from SBC and BellSouth, the payment of distributions by us and other matters. They may also take action that favors their businesses and the interests of their shareholders over our wireless business and the interests of our debt holders. Because SBC and BellSouth control us, conflicts of interest could be resolved in a manner adverse to us or our debt holders. Therefore, we may not always be able to use our resources in the best interest of advancing our business.

Item 2.	Properties

We lease our corporate headquarters buildings in Atlanta, Georgia. We also maintain administrative and sales offices, customer care call centers, retail sales locations, switching centers, cell tower sites and data centers throughout the United States. Most locations are generally leased to provide maximum flexibility.

CINGULAR WIRELESS LLC

PART I

Item 2.	Properties

Switching centers and data centers are frequently owned due to their critical role in our operations and high set-up and relocation costs.

As of December 31, 2003, we operated a direct distribution channel comprised of approximately 1,700 company-operated stores and kiosks. We have one central handset and accessory distribution center located in Memphis, Tennessee. Network properties included 200 switches and 21,700 cell sites.

We believe that our facilities are in good operating condition and are currently suitable and adequate for our business operations.

Item 3.	Legal Proceedings

In September 2003, an Administrative Law Judge of the California Public Utilities Commission issued a Presiding Officer’s Decision that recommended a fine of approximately $12 million, plus potentially significant restitution to customers, against Cingular for alleged violations of California’s consumer protection laws. Cingular has appealed that Decision to the full Commission.

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

Item 4.	Submission of Matters to a Vote of Security Holders

None

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

There is no established trading market for our ownership interests. SBC owns approximately 60% of our ownership interests and BellSouth owns approximately 40% of our ownership interests. Cingular Wireless Corporation, our manager, owns the remaining 0.0000001% ownership interest in us.

We are required to make periodic distributions to our members on a pro rata basis in accordance with each member’s ownership interest in amounts sufficient to permit members to pay the tax liabilities resulting from allocations of income tax items from us. During 2001, we made distributions to members of $47 related to 2000 tax liabilities and $592 related to 2001 tax liabilities. Since we did not generate taxable income to the members in 2002 and 2003, we made no distributions in either year.

Additionally, we are required to distribute to our members 50% of our “excess cash”, as defined in our operating agreement, at the end of each fiscal year. Excess cash consists of funds generated from our operations, less forecasted cash needs for the upcoming fiscal year and distributions made to the members for their tax payments. In all years presented, we were not required to make any distributions of excess cash to the members and do not anticipate being required to make any such distributions in 2004.

Item 6.	Selected Financial Data

The following selected financial data should be read in conjunction with the Cingular Wireless LLC consolidated financial statements and the notes thereto contained herein in “Item 8. Financial Statements and Supplemental Data”, the information contained herein in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the information contained herein in “Item 1. Business — Factors Relating to our Business, — Factors Relating to our Industry and — Factors Relating to Our Arrangements with SBC and BellSouth”. Historical results are not necessarily indicative of future results.

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 6.	Selected Financial Data

Selected Historical Financial Information — Cingular Wireless LLC

The following table presents selected historical consolidated financial and operating data of Cingular Wireless LLC from the date of its formation, April 24, 2000. The financial data presented in this table is derived from the historical financial statements and related notes, which are included in this document. The results for the period April 24, 2000 to December 31, 2000 presented below include the contributed SBC and BellSouth Domestic Wireless Groups’ wireless operations from October 2, 2000; there were no meaningful results of operations of Cingular Wireless LLC prior to that date.

To be consistent with emerging industry practices, the historical Cingular Wireless LLC consolidated statements of income for all periods presented have been reclassified to reflect billings to our customers for the Universal Service Fund (USF) and other regulatory fees as operating revenues and the costs related to payments into the associated regulatory funds as operating expenses. See also “Operating Expenses — Cost of Services” below. Operating income and net income for all periods have been unaffected.

	Period from
	April 24, 2000	Year Ended December 31,
	to December 31,
	2000	2001	2002	2003

	(Dollars in millions, except for operating data)
Statements of Income Data
Total operating revenues	$3,085	$14,268	$14,903	$15,483
Total operating expenses(1)	2,704	11,720	12,382	13,194

Operating income	381	2,548	2,521	2,289
Income before provision for income taxes and cumulative effect of accounting changes	128	1,700	1,251	1,050
Net income(2)	127	1,692	1,207	1,022
Balance Sheet Data
Total assets	$17,981	$22,530	$24,122	$25,526
Total long-term debt	11,280	12,466	12,546	12,592
Cash Flow Data
Net cash provided by operating activities	$1,062	$3,665	$3,592	$3,686
Net cash used in investing activities	(1,218)	(3,945)	(3,585)	(3,368)
Net cash provided by financing activities	282	721	334	(87)
Capital expenditures(3)	959	3,156	3,085	2,734
Operating Data
Licensed cellular/PCS POPs (in millions) (end of period)(4)	189	219	219	236
Total cellular/PCS customers (in millions) (end of period)(5)	18.6	21.6	21.9	24.0
Net additions, cellular/PCS customers (in millions)	0.7	1.9	0.4	2.1
Cellular/PCS customer churn(6)	2.8%	2.9%	2.8%	2.7%
Average cellular/PCS revenue per user (ARPU)(7)	$51.69	$52.91	$52.14	$51.32
Ratio of earnings to fixed charges(8)	1.49	2.73	2.12	2.00

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 6.	Selected Financial Data

(1)	Subsequent to November 2001, depreciation expense related to the assets transferred to GSMF is classified as a component of equity in net loss of affiliates and is no longer included in operating expenses.

(2)	For the year ended December 31, 2002, net income includes a cumulative effect of accounting change, net of tax, of $32 upon the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. See Note 4 to the Cingular Wireless LLC audited financial statements included in Item 8.

(3)	Capital expenditures do not include capital expenditures and cash contributions related to our infrastructure venture, GSMF. See Note 5 to the Cingular Wireless LLC audited financial statements included in Item 8.

(4)	Licensed POPs refers to the number of people residing in areas where we have licenses to provide cellular or PCS service.

(5)	Cellular/PCS customers include customers served through reseller agreements. In 2001, cellular/PCS customers include customers associated with additional wireless businesses subsequently contributed by our members.

(6)	Cellular/PCS customer churn is calculated by dividing the aggregate number of cellular/PCS customers who cancel service during each month in a period by the total number of cellular/PCS customers at the beginning of each month in that period.

(7)	ARPU is defined as cellular/PCS service revenues during the period divided by average cellular/PCS customers during the period. This metric is used to compare the recurring revenue amounts generated on our network to prior periods and internal targets. We believe that this metric provides useful information concerning the performance of our initiatives to attract and retain high value customers and the use of our network.

(8)	Earnings consist of income before income taxes, extraordinary gain (loss), cumulative effect of accounting changes and fixed charges. Fixed charges include interest expense, capitalized interest and the portion of rent expense representing interest.

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 6.	Selected Financial Data

Selected Historical Financial Information — SBC Domestic Wireless Group

The following table presents selected historical consolidated financial and operating data of the SBC Domestic Wireless Group. The statements of operations and cash flow data for the year ended December 31, 1999 and the period ended October 2, 2000 are derived from the audited financial statements of the SBC Domestic Wireless Group. We derived the operating data from unaudited financial reports of the SBC Domestic Wireless Group.

The historical financial information includes the results of operations and cash flows for the SBC Domestic Wireless Group for all periods, retroactively restated to reflect the mergers of SBC with the wireless businesses of Pacific Telesis Group, Southern New England Telecommunications Corporation and Ameritech Corporation (Ameritech) as poolings of interests. Historical financial information also includes the results of operations and cash flows for acquisitions from their dates of acquisition and includes the results of operations and cash flows from various disposed assets until their dates of disposition. The revenues and expenses presented below have not been adjusted for the USF and other regulatory fees as previously noted in the historical financial information for Cingular Wireless LLC as such amounts are immaterial.

	Year Ended	Period Ended
	December 31,	October 2,
	1999	2000

	(Dollars in millions, except for
	operating data)
Statements of Operations Data
Total operating revenues	$7,376	$6,100
Total operating expenses	6,074	4,812

Operating income	1,302	1,288
Income before provision for income taxes, extraordinary gain and cumulative effect of accounting changes	929	917
Net income(1)(2)(3)	$1,921	$586
Cash Flow Data
Net cash provided by operating activities(4)	$1,861	$620
Net cash provided by (used in) investing activities	1,268	(2,528)
Net cash provided by (used in) financing activities	(3,083)	1,965
Capital expenditures	988	704
Operating Data
Total cellular/PCS customers (in millions) (end of period)(5)	11.2	13.2
Cellular/PCS customer churn(6)	2.4%	2.6%
Average cellular/PCS revenue per user (ARPU)(7)	$50.37	$51.23

(1)	In October 1999, SBC completed the required disposition, as a condition of the Ameritech merger, of 20 Midwestern cellular properties, including the competing cellular licenses in Chicago, Illinois, and St. Louis, Missouri and other markets. The SBC Domestic Wireless Group recorded an extraordinary gain of $1,379 on this sale, net of taxes of $960.

(2)	In September 2000, adjustments related to calculations of the 1999 gain on the required disposition of the 20 Midwestern cellular properties following the Ameritech merger referred to in note (1) above resulted in an additional extraordinary gain of $36, net of taxes of $24.

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 6.	Selected Financial Data

(3)	The SBC Domestic Wireless Group’s results in 1999 include the effect of conforming the adoption date for postretirement accounting between SBC and Ameritech. This change was recorded in the third quarter of 1999, retroactive to January 1, 1999, as a cumulative effect of accounting change of $14, net of taxes.

(4)	Net cash provided by operating activities for the period ended October 2, 2000 reflects a tax payment of $1,102 associated with the sale of the 20 Midwestern cellular properties referenced in note (1).

(5)	Cellular/PCS customers include customers served through reseller agreements.

(6)	Cellular/PCS customer churn is calculated by dividing the aggregate number of cellular/PCS customers who cancel service during each month in a period by the total number of cellular/PCS customers at the beginning of each month in that period.

(7)	Average revenue per user (ARPU) is defined as cellular/PCS service revenues during the period divided by average cellular/PCS customers during the period. This metric is used to compare the recurring revenue amounts generated on our network to prior periods and internal targets. We believe that this metric provides useful information concerning the performance of our initiatives to attract and retain high value customers and the use of our network.

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 6.	Selected Financial Data

Selected Historical Financial Information — BellSouth Domestic Wireless Group

The following table presents summary historical consolidated financial and operating data of the BellSouth Domestic Wireless Group. The statements of operations and cash flow data for the year ended December 31, 1999 and the period ended October 2, 2000 are derived from the audited financial statements of the BellSouth Domestic Wireless Group. We derived the operating data from unaudited financial reports of the BellSouth Domestic Wireless Group.

The historical financial information for the BellSouth Domestic Wireless Group includes the results of operations and cash flows for various significant acquisitions from their dates of acquisition and includes the results of operations and cash flows from various disposed assets until their dates of disposition. The revenues and expenses presented below have not been adjusted for the USF and other regulatory fees as previously noted in the historical financial information for Cingular Wireless LLC as such amounts are immaterial.

		Period
	Year Ended	Ended
	December 31,	October 2,
	1999	2000

	(Dollars in millions, except
	for operating data)
Statements of Operations Data
Total operating revenues	$3,573	$3,102
Total operating expenses(1)	3,680	2,723

Operating income	(107)	379
Income (loss) before provision for income taxes	(132)	194
Net income	$(87)	$114
Cash Flow Data
Net cash provided by operating activities	$545	$826
Net cash used in investing activities	(322)	(1,347)
Net cash provided by (used in) financing activities	(295)	553
Capital expenditures	590	461
Other Operating Data
Total cellular/PCS customers (in millions) (end of period)(2)	4.9	5.7
Cellular/PCS customer churn(3)	2.9%	2.5%
Average cellular/PCS revenue per user (ARPU)(4)	$58.08	$58.47

(1)	Total operating expenses include a provision for asset impairment in 1999. This provision represents non-cash charges associated with disposals of infrastructure equipment in 14 wireless markets in the southeastern United States. This charge of $320 was recorded to adjust these assets to their fair market value, as required under SFAS 121, and was estimated by discounting the expected future cash flows of these assets through the date of disposal. This equipment was replaced with new equipment.

(2)	Cellular/PCS customers include customers served through reseller agreements.

(3)	Cellular/PCS customer churn is calculated by dividing the aggregate number of cellular/PCS customers who cancel service during each month in a period by the total number of cellular/PCS customers at the beginning of each month in that period.

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 6.	Selected Financial Data

(4)	Average revenue per user (ARPU) is defined as cellular/PCS service revenues during the period divided by average cellular/PCS customers during the period. This metric is used to compare the recurring revenue amounts generated on our network to prior periods and internal targets. We believe that this metric provides useful information concerning the performance of our initiatives to attract and retain high value customers and the use of our network.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our Business

We earn revenues and generate our primary source of cash through offering a comprehensive variety of high-quality wireless voice and data communications services. Our services are available in a variety of postpaid pricing plans and prepaid service arrangements. Our voice and data offerings are tailored to meet the communications needs of targeted customer segments, including youth, family, active professionals, local and regional businesses and major national corporate accounts. The marketing and distribution plans for our services are further targeted to the specific geographic and demographic characteristics of each of our markets.

We serve approximately 24.8 million voice and data customers, including customers served over our Mobitex network, and are the second-largest provider of wireless voice and data communications services in the United States, based on the number of wireless customers. We have access to licenses to provide cellular or PCS wireless communications services covering an aggregate population of 236 million, or approximately 81% of the U.S. population, including in 45 of the 50 largest U.S. metropolitan areas. We provide cellular or PCS services in 43 of the 50 largest U.S. metropolitan areas.

On February 17, 2004, we entered into an Agreement and Plan of Merger providing for the acquisition by our manager, Cingular Wireless Corporation, of AT&T Wireless Services, Inc. (AT&T Wireless) for an aggregate consideration of approximately $41,000 cash. The closing of the acquisition is expected to occur in late 2004 and is subject to the affirmative vote of AT&T Wireless’ shareholders, FCC, Hart Scott Rodino and other regulatory approvals and other customary closing conditions. On a pro forma basis, the combined company would have had, at December 31, 2003, cellular and PCS spectrum coverage in 49 of the top 50 U.S. markets and operations in 97 of the top 100 U.S. markets (excluding only Richmond, Norfolk and Newport News, VA). Its licenses would encompass a population of 264 million people and its network and operations would encompass a population of 225 million people. Both companies currently operate the same technologies. We plan that the combined company will provide service under the “Cingular” brand name.

Industry and Operating Trends

We compete for customers based principally on price, service offerings, call quality, coverage area and customer service. We face substantial and increasing competition in all aspects of our business. Our competitors are principally five national (Verizon Wireless, AT&T Wireless, Sprint PCS, Nextel Communications and T-Mobile) and a large number of regional providers of cellular, PCS and other wireless communications services, resellers and wireline service providers. In addition, we may experience significant competition from companies that provide similar services using other current or future communications technologies and services. Our management focuses on the key wireless industry drivers of customer penetration, ARPU, operating income and reputation within the wireless industry to evaluate our performance.

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overall, intense industry competition and market saturation will likely cause the wireless industry’s customer growth rate to moderate in comparison with historical growth rates. While the wireless telecommunications industry does continue to grow, a high degree of competition exists among the six national carriers, their affiliates and smaller regional carriers. This competition and other factors, such as the implementation of wireless local number portability, will continue to put pressure upon pricing, margins and customer churn (See Note 6 to “Selected Historical Financial Information — Cingular Wireless LLC” for a definition of customer churn) as the carriers compete for potential customers. Future carrier revenue growth is highly dependent upon the number of net customer additions a carrier can achieve and the average revenue per user (ARPU) derived from its customers. The effective management of customer churn is also paramount in minimizing customer acquisition costs and maintaining and improving margins.

At the beginning of 2003, we reorganized our marketing and sales operations to more effectively address local market needs. We also increased the emphasis on our affiliation with our members, SBC Communications Inc. (SBC) and BellSouth Corporation (BellSouth), and increased co-branding our services with their offerings in areas where our wireless markets overlap with their wireline markets, thereby increasing our sales channels. As a result of these strategies, in combination with the introduction of a more meaningful brand message, “Cingular Fits You BestSM”, improved execution at the market level and promotion of service offerings such as “Family Talk” plans, we saw the number of our customer additions increase. During 2003, our cellular/PCS net customer additions were the highest since our formation and represent a significant improvement over our 2002 performance.

Our margins in 2003 were lower than the prior year as a result of a number of factors. We had increased operating expenses that were driven by acquisition costs related to higher cellular/PCS gross customer additions and extensive customer retention and customer service initiatives in anticipation of wireless local number portability. Also negatively impacting our margins were increased network system operating costs as a result of ongoing growth in customer usage and incremental costs related to our current network system upgrade. Additionally, as we continued to expand our network and further complete our network system upgrade to add Global System for Mobile Communication (GSM) technology in our Time Division Multiple Access (TDMA) networks, depreciation expense increased as a result of our ongoing capital spending and a reduction in our TDMA asset lives. Partially offsetting these expense increases were modest revenue growth, focused cost control efforts and the positive impacts of prior and ongoing system and process consolidations.

The impacts of competition and wireless service penetration will continue to pressure revenue growth and margins. We expect cost increases to continue due to higher network system usage and redundant expenses related to operating dual networks while migrating our customer base from TDMA to GSM. We also expect higher depreciation expense due to our ongoing capital spending. If we are successful in continuing to grow our customer base, our acquisition costs will increase. We also expect increased costs to maintain and support our existing customer base, including customer care initiatives to improve our level of service and support wireless local number portability. We expect these and other cost increases to be partially offset by ongoing efforts to reduce general and administrative expenses as well as decreased roaming costs as a result of lower negotiated roaming rates with other carriers.

We expect that our costs for 2004 will increase as a result of the preparation to complete the acquisition of AT&T Wireless and that the integration of and accounting for the transaction will result in higher costs for the next several years. Thereafter, we expect cost savings from the elimination of redundant facilities, staff, functions, capital expenditures and other resources.

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Wireless local number portability was implemented on November 24, 2003 and, although we are seeing number porting transactions that are significantly less than many predicted, it is still early in the process of implementation. We have already incurred costs related to the preparation for and implementation of wireless local number portability, and we expect customer retention costs, consisting primarily of handset subsidies, selling costs and greater staffing of customer care centers, to be higher during the year following the inception of the new portability mandate. To the extent industry churn remains higher than in the past, we would expect those costs to continue at a significant level.

We face many challenges and opportunities in the future and are focused on the following key initiatives:

•	successfully completing the merger with AT&T Wireless and integrating its business operations;

•	growing our customer base profitably by offering wireless voice and data products and rate plans that provide both customer value and favorable economics;

•	increasing the capacity, speed and functionality of our network through the completion of our GSM/General Packet Radio Service (GPRS)/Enhanced Data Rates for GSM Evolution (EDGE) network overlay and improving overall network coverage and performance;

•	increasing wireless data penetration and usage through the development and promotion of advanced wireless data applications and interfaces;

•	improving the Cingular customer experience and our reputation in the industry by focusing on all customer-impacting aspects of our business including network performance, sales, billing and customer service;

•	maintaining effective cost controls by continually evaluating the cost structure of our business and driving efficiencies through our large size and national scope; and

•	continuing the expansion of our existing footprint and network capacity by obtaining access to additional spectrum, primarily through spectrum exchanges, purchases, spectrum leasing, mergers, acquisitions and joint ventures.

Operating Revenues

Service Revenues. Service revenues consist of revenues from the provision of wireless voice and data services. For all the periods presented, revenues from voice services accounted for more than 90% of our consolidated voice and data service revenue.

Service revenues, which we record when services are provided, include revenues from:

•	recurring monthly access charges;

•	airtime usage, including prepaid service;

•	long distance charges;

•	charges for optional features and services such as voice mail, unlimited mobile-to-mobile calling, roadside assistance, caller ID and data services;

•	roaming charges we bill to our customers for their use of our and other carriers’ networks, which we refer to as “incollect roaming” revenues; and

•	roaming charges we bill to other wireless service providers whose customers use our network, which we refer to as “outcollect roaming” revenues.

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Revenues from data services, as a percent of total service revenues, have not been material in any of the periods presented. We expect that trend to continue, although revenues from our wireless data services did increase nearly 60% in 2003. We expect to see growth in wireless data services in the upcoming year as a result of the increased availability and usage of GPRS and EDGE across our network and the introduction of new data applications for business and consumer use, including access to e-mail, Internet content, mobile commerce and location-based services.

To be consistent with emerging industry practices, our consolidated statements of income for all periods presented have been reclassified to reflect billings to our customers for the Universal Service Fund (USF) and other regulatory fees as service revenues and the costs related to payments into the associated regulatory funds as cost of services expenses. See also “Operating Expenses — Cost of Services” below. Operating income and net income for all periods have been unaffected.

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

We must increasingly reduce expense growth in order to protect profit margins. We believe that our industry position enables us to negotiate roaming, long distance and local network connection fees and handset and network infrastructure purchase arrangements on favorable terms.

Cost of Services. Cost of services includes network costs related to voice and data transmissions and includes the costs to monitor, maintain and service our network and wireline facilities expense. In addition, cost of services includes the costs related to payments into the USF and other regulatory funds. Cost of services also includes roaming charges and long distance expense for services provided by other telecommunications carriers. Overall, we expect these third-party costs to continue to decrease as increased usage, stimulated by national rate plans’ inclusion of free roaming and long distance services, is more than offset by lower negotiated roaming and long distance rates.

Cost of Equipment Sales. Cost of equipment sales includes the cost of handsets and accessories. Some of our third party distributors purchase handsets and accessories from us, nominally above cost. However, we generally sell handsets below cost to customers who purchase through direct sales channels, such as our company stores, as an inducement to customers who agree to one-year and two-year subscription contracts or in connection with other promotions. As a result, revenues from equipment sales are more than offset by the related cost of equipment sales, resulting in a net subsidy to customers. In addition, we have actively focused on selling services to new customers and upgrading existing customers to digital handsets and service, which increase network capacity and lower our operating cost per minute. The trend in the cost of equipment sales generally follows the trend in gross customer additions but is also impacted by changes in the cost of handsets. Overall, we have seen the cost of handsets decline; however, as we complete our GSM/GPRS/EDGE network upgrade and introduce new data offerings, we expect to see an increase in higher cost, feature-rich handsets for both new and existing customers. As one of the largest

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

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

Selling, General and Administrative. Selling, general and administrative expenses include all operating costs and expenses not included in the other operating cost and expense categories, such as:

•	sales and marketing costs, including the costs of advertising and promotions;

•	distribution expenses, including the costs to maintain retail locations and the commissions paid to our own sales force as well as agents and other third party distributors; and

•	other administrative costs such as accounting and billing operations, customer service and other overhead costs.

Depreciation and Amortization. Depreciation and amortization expense includes non-cash expenses relating to the depreciation of property, plant and equipment and the amortization of intangibles, such as customer lists and, prior to 2002, FCC licenses and goodwill. Depreciation and amortization expense excludes depreciation related to assets used in our joint ventures. See “— Equity in Net Income (Loss) of Affiliates, Net” below. Depreciation expense pertaining to assets used in our business has been generally increasing as a result of our capital expenditures and recognition of shorter TDMA asset lives. We expect this expense to continue to increase in the foreseeable future as we make substantial capital expenditures to expand and upgrade our network and make other investments. See “— Liquidity and Capital Resources” below for a discussion of our capital expenditures and other investments.

Other Income (Expenses)

Interest Expense. Interest expense includes interest costs related primarily to our indebtedness and capital leases.

Minority Interest in Earnings of Consolidated Entities. Minority interest reflects the share of operating income (loss) allocated to members or partners in our consolidated entities.

Equity in Net Income (Loss) of Affiliates, Net. We have non-controlling equity investments in various entities. The largest of these are as follows:

•	In November 2000, we made an equity investment, and as of December 31, 2003 had a non-controlling equity interest, in Salmon PCS LLC, (Salmon). Because we do not control Salmon, through December 31, 2002, we accounted for this investment using the equity method and recorded profits or losses in our income statement as equity in net income (loss) of affiliates. However, in January 2003, we adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46) and consolidated the financial position, results of operations and cash flows of Salmon, effective January 1, 2003. We did not restate any previously issued financial statements. The FASB revised FIN 46 in December 2003, which did not impact us. For additional information regarding Salmon, see also Note 5, “Investments in and Advances to Equity Affiliates,” in Item 8, Financial Statements and Supplemental Data — Historical Financial Statements — Cingular Wireless LLC.

•	In November 2001, we formed a jointly-controlled infrastructure venture with T-Mobile, GSM Facilities, LLC (GSMF). In July 2002, we commenced commercial operations in New York City and T-Mobile commenced operations in California and Nevada. Because we do not independently control this venture, we account for this investment using the equity method. This venture is structured to generate operating losses approximating the amount of the depreciation on the assets that have been contributed to it and non-reimbursed interest expense.

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We expect to record a significant equity in net loss of affiliates over the next several years relating to our GSMF infrastructure venture.

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

Consolidated Results of Operations

Year Ended December 31, 2003, Compared with the Year Ended December 31, 2002

Customer Base

	Year Ended
	December 31,		Change*

Customers	2002	2003	Fav(Unfav)%

	(In thousands)
Cellular/PCS Customers
Beginning of Period	21,596	21,925	329	1.5%

Gross Additions
Postpaid	6,162	7,161	999	16.2
Prepaid	1,313	1,343	30	2.3
Reseller	351	881	530	151.0

Total Gross Additions	7,826	9,385	1,559	19.9
Net Additions (Losses)
Postpaid	827	1,526	699	84.7
Prepaid	(22)	114	136	603.7
Reseller	(445)	476	921	207.3

Total Net Additions	360	2,116	1,756	488.0
Other Adjustments	(31)	(14)	17	57.3

End of Period	21,925	24,027	2,102	9.6

Mobitex Data Network Customers
Beginning of Period	733	817	84	11.5
Gross Additions	416	328	(88)	(21.3)
Net Additions (Losses)	84	(28)	(112)	(133.7)

End of Period	817	789	(28)	(3.5)%

*	The percentage change is based on the actual whole numbers

We had over 24 million cellular/PCS customers at the end of 2003, representing a growth of 2.1 million cellular/PCS customers from the prior year end. The 2.1 million increase in our cellular/PCS customer

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

base represents the highest annual increase since our formation. In addition, the number of cellular/PCS postpaid gross and net customer additions for the year, 7.2 million and 1.5 million, respectively, also represents our highest annual growth in these customer segments. We believe the significant improvement in customer growth, when compared with the prior year, resulted from the following business initiatives implemented in late 2002 and early 2003:

•	reorganization of our marketing and sales operations to more effectively address local market needs;

•	introduction of a more meaningful brand message — “Cingular Fits You BestSM”;

•	increased emphasis on our affiliation with our parent companies and co-branding and more effectively utilizing their sales channels in those areas where our wireless markets overlap with their wireline markets; and

•	more effective marketing execution such as the “Family Talk” rate plan offer introduced in the third quarter of 2003.

Prepaid and reseller customer growth also improved significantly over the prior year. Prepaid customer growth in 2003 was positively impacted by our KIC (Keep in Contact) prepaid plan launched in the fourth quarter of 2002. We also had a 68% growth in our reseller customer base during the year. The increase in reseller customers compared with the prior year can be attributed both to aggressive growth by our primary reseller during 2003 and to a loss of approximately 371,000 WorldCom Inc. (WorldCom) reseller customers in 2002, most of which occurred when WorldCom made the decision to exit the wireless reseller business in the second half of 2002.

Approximately 95% of our customers are now using our digital services, up from 92% at the end of the prior year. Our networks have 100% digital coverage and over 99% of our network traffic was digital at the end of 2003.

For the year ended December 31, 2003, the cellular/PCS churn rate was 2.7%, a slight improvement from the 2.8% churn rate for the prior year. Churn rates in 2003 were positively impacted by lower churn rates in our prepaid and reseller customer bases while our postpaid customer base churn rate remained essentially unchanged.

In addition to our cellular and PCS licenses, we own Federal Communications Commission (FCC) licenses to provide data services over a separate frequency band. Our network at this band utilizes a different technology called “Mobitex”. Although our Mobitex customer churn rate only increased modestly compared with 2002, gross customer additions were negatively impacted due to the availability of new competitive data products over our and other cellular/PCS networks. Additionally, our Mobitex customer churn rate was unfavorably impacted in 2003 as a result of the deactivation of over 40,000 customers by one of our resellers.

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Historical Consolidated Data — For the years ended December 31, 2002 and 2003.

	Year Ended
	December 31,		Change

	2002	2003	$	%

Operating Revenues
Local service revenue — voice	$11,814	$12,133	$319	2.7%
Data revenue	286	454	168	58.7

Total local service revenue	12,100	12,587	487	4.0
Incollect roamer revenue	776	757	(19)	(2.4)
Long distance	209	171	(38)	(18.2)

Subscriber revenue	13,085	13,515	430	3.3
Outcollect revenue	701	586	(115)	(16.4)
Other revenue	136	122	(14)	(10.3)

Other service revenue	837	708	(129)	(15.4)

Wireless service revenue	13,922	14,223	301	2.2

Equipment sales	981	1,260	279	28.4

Total operating revenues	14,903	15,483	580	3.9

Operating expenses
Cost of services (excluding depreciation)	3,571	3,652	81	2.3
Cost of equipment sales	1,535	2,031	496	32.3
Selling, general and administrative	5,426	5,422	(4)	(0.1)
Depreciation and amortization	1,850	2,089	239	12.9

Total operating expenses	12,382	13,194	812	6.6

Operating income	2,521	2,289	(232)	(9.2)

Other income (expenses):
Interest expense	(911)	(856)	55	(6.0)
Minority interest in earnings of consolidated entities	(123)	(101)	22	(17.9)
Equity in net loss of affiliates	(265)	(323)	(58)	21.9
Other, net	29	41	12	41.4

Total other income (expenses)	(1,270)	(1,239)	31	(2.4)

Income before provision for income taxes and cumulative effect of accounting change	1,251	1,050	(201)	(16.1)
Provision for income taxes	12	28	16	133.3

Income before cumulative effect of accounting change	1,239	1,022	(217)	(17.5)
Cumulative effect of accounting change, net of tax	(32)	—	32	(100.0)

Net income	$1,207	$1,022	$(185)	(15.3)%

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operating Revenues

Total operating revenues, consisting of service revenues and equipment sales, increased $580, or 3.9%, to $15,483 for the year ended December 31, 2003, compared with $14,903 for the prior year. The growth in service revenues was driven by a larger average cellular/PCS customer base, robust growth in data revenues and increased regulatory fee revenues. Strong customer growth and a significant increase in handset upgrade activity in 2003 also contributed to increased equipment sales. These increases were offset by lower roaming revenues. The components of the change in operating revenues are described as follows:

Service revenues. Service revenues, comprised of local service, roaming, long distance and other revenues, increased $301, or 2.2%, compared with the prior year.

The local service component of total service revenues includes recurring monthly access charges, airtime usage, including prepaid service, and charges for optional features and services, such as voice mail, mobile-to-mobile calling, roadside assistance, caller ID, handset insurance and data services. It also includes billings to our customers for the USF and other regulatory fees.

Key drivers impacting the 2003 increase in local service revenues include a 3.6% increase in the average number of cellular/PCS customers, a 14.4% increase in local minutes of use per customer and a continuing shift toward all-inclusive rate plans that include roaming and long distance at no additional charge. In addition, local service revenues related to billings to our customers for the USF and other regulatory fees increased $161 over the prior year. However, we experienced an equivalent increase in Cost of services expenses for the associated costs into the appropriate regulatory funds. See also “Operating Expenses — Cost of services” below. Notwithstanding the positive revenue impact of the increase in average cellular/PCS customers, we saw a decrease in our cellular/PCS ARPU. This decrease was driven by the popularity and growth of our lower ARPU “Family Talk” rate plans and a 1.6% shift in the cellular/PCS customer base mix as of December 31, 2003, when compared with the prior year end, from higher ARPU postpaid customers to lower ARPU prepaid and reseller customers. Other factors negatively impacting local service revenues include increased revenue deferrals associated with our popular “rollover” rate plans and the impact of the July 1, 2003 adoption of Emerging Issues Task Force (EITF) 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. This adoption resulted in a reclassification of $35 in direct sales channel activation revenues from local service revenues to equipment sales for the year ended December 31, 2003. See also Note 1, “Summary of Significant Accounting Policies,” in Item 8, Financial Statements and Supplemental Data — Historical Financial Statements — Cingular Wireless LLC.

Increases in data revenues also continue to positively impact local service revenues. For the year ended December 31, 2003, data revenues, while less than 4% of total local service revenues, comprised over a third of the increase in total local service revenues compared with the prior year. In 2003, there was a 118% growth in cellular/PCS data revenues compared with 2002. The increase in data revenues is reflective of increased data service penetration and usage of SMS short messaging and other data services with our cellular/PCS customers, as well as increased revenue per customer in our Mobitex data business.

Roaming revenues, both incollect and outcollect revenues, declined for the year ended December 31, 2003 when compared with the prior year. Overall, reduced roaming revenues were a function of lower negotiated roaming rates which more than offset an increase in roaming minutes. Incollect revenues also continued to be negatively impacted as a result of roaming minutes being bundled with all-inclusive regional and national rate plans.

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Long distance revenues, for the year ended December 31, 2003, comprised only 1.2% of total service revenues and declined from the prior year primarily as a function of the inclusion of “free” long distance minutes in many of our regional and national rate plans.

Cellular/PCS ARPU for the year ended December 31, 2003 was $51.32, a decrease of $0.82, or 1.6%, compared with $52.14 for the year ended December 31, 2002. Increases in ARPU related to higher customer usage and increased regulatory fee revenues were more than offset by decreases discussed below, thereby resulting in an overall ARPU reduction. As noted above in the discussion of local service revenues, increased sales of lower ARPU “Family Talk” plans in the second half of the year, in combination with a higher percentage of lower ARPU reseller and prepaid customers in our 2003 customer base, negatively impacted our overall ARPU when compared with the prior year. Additionally, the impact of increased revenue deferrals associated with our “rollover” rate plans plus the impact of the adoption of EITF 00-21 also had a negative impact on ARPU. Other unfavorable impacts include on-going competitive pricing pressures and the reductions in roaming and long distance revenues, as previously noted.

Equipment sales. The increase in equipment sales were principally a result of higher unit sales reflecting a nearly 13.8% increase in cellular/PCS postpaid and prepaid gross customer additions and a significant increase in the sale of upgrade handsets to our existing customers compared with the prior year. The increased unit sales for upgrades was a function of both our GSM network conversions and our focused efforts to retain high value customers and to increase the number of our customers under contract prior to the implementation of wireless local number portability in late November 2003. As mentioned earlier in the discussion on local service revenues, for the year ended December 31, 2003, equipment sales also increased $35 due to the impact of the adoption of EITF 00-21.

Operating Expenses

Cost of services (exclusive of depreciation). The cost of services increase for the year ended December 31, 2003 compared with the prior year was due to an increase in local system costs of $215 partially offset by a $134 decrease in third party system costs (i.e, roaming and long distance costs). Local system cost increases were driven by a 19.1% growth in system minutes of use, system expansion and the increased costs of redundant TDMA and GSM networks required during the current GSM system overlay. Local system costs were also impacted by a $161 increase over the prior year in costs related to payments into the USF and other regulatory funds. As previously noted in the discussion on service revenues, revenues were also increased by an equivalent amount. The effect of this $161 increase in local system costs in 2003 is almost entirely offset by $151 in impairment losses recorded in the prior year related to long-lived assets utilized in our Mobitex data network and certain TDMA network assets. The primary contributor to lower third party system costs was a $132 decrease in incollect roaming costs compared with the prior year. This reduction was a result of lower negotiated roaming rates plus cost reductions associated with the Mobile Telecommunications Sourcing Act that more than offset increased volumes.

Cost of equipment sales. Consistent with the prior discussion related to equipment sales, for the year ended December 31, 2003, the increase in cost of equipment sales was driven primarily by higher unit sales associated with the large increase in non-reseller gross customer additions and upgrade unit sales. Upgrade costs increased over 55% for the year, driven not only by higher unit sales but also by higher per unit handset costs due to a shift to more advanced handsets, such as the dual mode TDMA/GSM handsets in use during our GSM system conversion and newly introduced feature-rich GSM-only handsets.

Selling, general and administrative expenses. Selling, general and administrative expenses for the year ended December 31, 2003 were flat when compared with the prior year as increases in selling expenses

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

were offset by decreases in costs related to maintaining and supporting our customer base and other administrative costs.

Selling expenses, which include sales, marketing, advertising and commission expenses, for the year ended December 31, 2003, were $2,608, an increase of $103, or 4.1%, compared with $2,505 for the prior year. This increase was driven primarily by higher commission expenses and advertising costs partially offset by lower sales expenses. Higher commission expenses were consistent with the 13.8% increase in total cellular/PCS postpaid and prepaid gross additions compared with the prior year. Higher advertising costs were driven by increased costs in the latter part of the year related to wireless number portability implementation and the promotion of our “Fast Forward” product offering. The decrease in sales costs was principally due to reduced employee-related costs as a result of our sales operation reorganization in 2002.

Costs for maintaining and supporting our customer base decreased $67, or 3.5%, for the year ended December 31, 2003, compared with the prior year. This cost decrease was principally due to lower bad debt and billing expenses offset by increased residuals and upgrade commission expenses related to our existing customer base. Lower bad debt expense of $145 was primarily due to an overall improvement in customer account agings and collections results and the net impact of WorldCom bad debt write-offs of $39 in 2002 and a $20 WorldCom bad debt expense recovery in August 2003. Lower billing expenses reflect cost reductions in the current year as a result of system conversions and related consolidations in 2002. The increase in upgrade commissions was consistent with the increase in upgrade activity, as previously discussed.

Other administrative costs decreased $40, or 4.0%, for the year ended December 31, 2003, compared with the prior year. Cost decreases include lower compensation and benefits expenses and lower information technology and development expenses. These decreases were partially offset by higher legal settlement costs.

Depreciation and amortization. For the year ended December 31, 2003, depreciation expense increased by $266, compared with the prior year, primarily due to on-going capital spending, including our GSM overlay, in addition to increased depreciation on TDMA assets in 2003 as a result of a review of estimated service lives. See “Critical Accounting Policies and Estimates — Depreciation” and also Note 3, “Property, Plant and Equipment” in Item 8, Financial Statements and Supplemental Data — Historical Financial Statements — Cingular Wireless LLC. For the year ended December 31, 2003, amortization expense decreased by $27, primarily as a result of certain finite-lived intangible assets becoming fully amortized during the prior year.

Interest Expense

For the year ended December 31, 2003, interest expense on the debt to our members, SBC and BellSouth, was lower by $73 when compared with the prior year. This decrease was the result of a reduction in the fixed interest rate from 7.5% to 6.0% effective July 1, 2003. This $73 decrease was offset primarily by a reduction in capitalized interest and an increase in interest expense on higher capital lease obligations in 2003. For the year ended December 31, 2003, the impact of the interest rate swaps was minimal. See also Note 9, “Financial Instruments” in Item 8, Financial Statements and Supplemental Data — Historical Financial Statements — Cingular Wireless LLC.

Minority Interest in Earnings of Consolidated Entities

For the year ended December 31, 2003, the $22 decrease was due to lower overall net income of our consolidated entities compared with 2002, including a $10 minority interest impact related to a $22 partnership legal settlement in the first quarter of 2003.

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Equity in Net Loss of Affiliates

For the year ended December 31, 2003, the increase from the prior year in equity in net loss of affiliates was primarily due to an increased loss of $88, principally related to higher depreciation expense associated with our capital expenditures at the GSMF venture, offset by a reduction of $29 as a result of the consolidation of Salmon. Salmon was consolidated, effective January 1, 2003, as a result our early adoption of FIN 46. See also Note 6, “Salmon” in Item 8, Financial Statements and Supplemental Data — Historical Financial Statements — Cingular Wireless LLC.

Other, Net

For the year ended December 31, 2003, the $12 increase in Other, net from the prior year includes a $9 increase in interest income on marketable securities. A one-time $23 gain in 2003 was offset by a decrease of $23 in interest income from Salmon as a result of its consolidation in 2003.

Cumulative Effect of Accounting Change

The cumulative effect of a change in accounting principle during the year ended December 31, 2002 was a loss of $32, net of tax, and resulted from an impairment of goodwill related to the Mobitex data business upon the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142), effective January 1, 2002.

Year Ended December 31, 2002, Compared with the Year Ended December 31, 2001

Customer Base

In 2002, we experienced lower customer growth due in part to a slowing economy and increased wireless penetration and competition in the United States.

Cellular/PCS customers were 21.9 million at December 31, 2002, an increase of 1.4% from the 21.6 million customers at December 31, 2001. Net cellular/PCS customer additions in 2002 were 360,000, a decrease of 1,561,000, or 81.3%, from the 1,921,000 net customer additions in 2001. The decrease in net customer additions was primarily a function of a 1.1 million, or 12.3%, reduction in gross customer additions from 2001. The decrease in 2002 was a result of intense industry competition, impacts of the economic slowdown, and the continued decline in our analog, prepaid and reseller customer bases. We lost approximately 266,000 reseller customers after WorldCom exited the reseller business during the year, and an additional approximately 130,000 WorldCom customers became our direct customers. We believe that a number of internal business initiatives also contributed to our negative growth trends in 2002, including;

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

During the year ended December 31, 2002, our postpaid customer base increased 928,000, or 4.9%, including the approximately 130,000 former WorldCom reseller customers who transferred to us after WorldCom exited the reseller business. The prepaid and reseller customer bases decreased by 23,000, or 1.6%, and 577,000, or 45.1% respectively, during the year.

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For the year ended December 31, 2002, the cellular/PCS churn rate was 2.8% compared with a 2.9% churn rate for 2001. The lower churn in 2002 was reflective of our efforts to acquire and maintain quality non-reseller postpaid customers. This lower churn was partially offset by the continued deterioration of our prepaid and reseller customer base, primarily as a result of WorldCom’s exiting the reseller business, which had a negative impact on churn in 2002.

We had approximately 5.5 million customers using our data services at December 31, 2002. The number of our Mobitex data network customers increased to approximately 817,000 at December 31, 2002, an 11.5% increase from 733,000 customers at year-end 2001. Net customer additions for the year ended December 31, 2002 were 84,000, a decrease of 47.5% from the 160,000 net customer additions in the prior year. Most of these customers are business customers, and the decline in net additions was primarily due to the economic slowdown.

Historical Consolidated Data — For the years ended December 31, 2001 and 2002.

	Year Ended
	December 31,		Change

	2001	2002	$	%

Operating Revenues
Local service revenue — voice	10,780	11,814	1,034	9.6%
Data revenue	193	286	93	48.2

Total local service revenue	10,973	12,100	1,127	10.3
Incollect roamer revenue	884	776	(108)	(12.2)
Long distance	223	209	(14)	(6.3)

Subscriber revenue	12,080	13,085	1,005	8.3
Outcollect revenue	940	701	(239)	(25.4)
Other revenue	209	136	(73)	(34.9)

Other service revenue	1,149	837	(312)	(27.2)

Wireless service revenue	13,229	13,922	693	5.2

Equipment sales	1,039	981	(58)	(5.6)

Total operating revenues	14,268	14,903	635	4.5

Operating expenses
Cost of services (excluding depreciation)	2,912	3,571	659	22.6
Cost of equipment sales	1,652	1,535	(117)	(7.1)
Selling, general and administrative	5,235	5,426	191	3.6
Depreciation and amortization	1,921	1,850	(71)	(3.7)

Total operating expenses	11,720	12,382	662	5.6

Operating income	2,548	2,521	(27)	(1.1)

Other income (expenses):
Interest expense	(822)	(911)	(89)	10.8
Minority interest in earnings of consolidated entities	(122)	(123)	(1)	0.8

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Year Ended
	December 31,		Change

	2001	2002	$	%

Equity in net loss of affiliates	(68)	(265)	(197)	289.7
Other, net	164	29	(135)	(82.3)

Total other income (expenses)	(848)	(1,270)	(422)	49.8

Income before provision for income taxes and cumulative effect of accounting change	1,700	1,251	(449)	(26.4)
Provision for income taxes	8	12	4	50.0

Income before cumulative effect of accounting change	1,692	1,239	(453)	(26.8)
Cumulative effect of accounting change, net of tax	—	(32)	(32)	—

Net income	$1,692	$1,207	(485)	(28.7)%

Operating Revenues

Total operating revenues, consisting of service revenues and equipment revenues, increased $635, or 4.5%, to $14,903 for the year ended December 31, 2002, compared with $14,268 for the prior year. An increase in 2002 service revenues, as a result of a higher average number of customers, was partially offset by reduced equipment revenues, primarily attributable to reduced gross customer additions. Although total operating revenues increased, the rate of increase declined during 2002, reflecting slower customer growth and lower prices for our services driven by increasing competition. The components of the change in operating revenues are described below.

Service Revenues. Service revenues are comprised of local service, roaming, long distance and other revenues. For the year ended December 31, 2002, service revenues were $13,922, an increase of $693, or 5.2%, compared with $13,229 for the prior year. Of the $693 increase, $203 can be attributed to the contribution of a Puerto Rico wireless business from SBC in September 2001.

Local service revenues for the year ended December 31, 2002 were $12,100, an increase of $1,127, or 10.3%, compared with $10,973 for the prior year. The increase was primarily driven by a 6.8% increase in the average number of cellular/PCS customers versus 2001 and the continued migration of our customers to all-inclusive rate plans that include roaming and long distance at no additional charge. The increase was also driven by a 26.2% increase in local minutes of use per customer, driven by plans offering increasing numbers of minutes of service for a flat, monthly fee. Additionally, $156 from the provision of handset insurance through a new subsidiary and $181 due to the September 2001 contribution by SBC of the Puerto Rico wireless business also contributed to the increase from the prior year. Data service revenues, a component of local service revenues, increased 48.2% in 2002, from $193 in 2001 to $286 in 2002.

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

PART II (Dollars in Millions)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Outcollect revenues for the year ended December 31, 2002 were $701, a decrease of $239, or 25.4%, compared with $940 for the prior year. This decline was primarily a function of reductions in roaming rates with major roaming partners and the building out of other carriers’ networks, which reduces the need of their customers to roam on our network. The impact of our infrastructure venture, GSMF, also contributed $26 to the decrease from 2001.

Long distance revenues for the year ended December 31, 2002 comprised only approximately 1.5% of total service revenues. These revenues declined as our customers continued to migrate to all-inclusive rate plans that include long distance service in the monthly access charge.

Other revenues for the year ended December 31, 2002 were $136, a decrease of $73, or 34.9% compared with $209 for the prior year. The decrease in 2002 includes a reduction of $23 in administrative and program revenues related to the formation of a captive handset insurance company in 2002. Other decreases from 2001 include a $17 reduction in management fees as a result of the contribution of the Puerto Rico wireless business in September 2001 and a $13 decrease in local exchange carrier (LEC) reciprocal compensation revenues as a result of our infrastructure joint venture, GSMF.

ARPU for cellular/PCS service declined by $0.77 to $52.14, or 1.5%, from $52.91 for the year ended December 31, 2001. Our strategy of targeting, acquiring and retaining non-reseller postpaid customers resulted in an increase in customer revenues. This increase, however, was offset by reductions in revenues from bundled services and outcollect and other revenues, thereby reducing overall service ARPU. The consolidation of Puerto Rico operating results in our financial statements, beginning September 2001, also adversely affected ARPU as a result of the heavy concentration of prepaid customers in Puerto Rico. Of the $0.77 decline in ARPU, $0.18 of the decline can be attributed to the dilutive ARPU impact of the Puerto Rico consolidation.

Equipment sales. Equipment sales for the year ended December 31, 2002 were $981, a decrease of $58, or 5.6%, compared with $1,039 for the prior year. This decrease was primarily the result of a 5.0% decline in non-reseller gross additions from 2001.

Operating Expenses

Cost of services (exclusive of depreciation). Cost of services for the year ended December 31, 2002 was $3,571, an increase of $659, or 22.6%, compared with $2,912 for the prior year. Cost increases in 2002 were driven by a 36% increase in system minutes of use and higher roaming and long distance costs. These increases were a result of customer migration to digital rate plans that include more minutes, free long distance calling and free roaming. Increases in 2002 over the prior year also include $151 in impairment losses related to our long-lived assets utilized in our Mobitex data network and certain TDMA network assets and $93 related to the provision of handset insurance through the new captive insurance subsidiary. See “Critical Accounting Policies and Estimates” for further discussion of impairment losses related to property, plant and equipment. Although systems costs increased due to increased minutes of use, efficiencies attributable to digital networks contributed to decreasing per-minute costs.

Cost of equipment sales. Cost of equipment sales for the year ended December 31, 2002 was $1,535, a decrease of $117, or 7.1%, compared with $1,652 for the prior year. Consistent with the trend in equipment revenues, this decrease was primarily the result of a 5.0% decline in non-reseller gross additions compared with 2001. This year over year cost decrease was also driven by more favorable per-unit pricing in 2002 resulting from our combined purchasing power as well as industry trends. These decreases were offset to a limited degree by increased upgrade equipment costs in 2002.

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

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

The increase of $41 in other administrative costs was primarily due to higher information technology (IT) and development costs.

Selling expenses, which include sales, marketing, advertising and commissions expenses, increased $15 from 2001. Increases in 2002 include $41 in advertising and agent costs associated with the launch of Cingular Wireless service in New York City and $28 related to the reorganization of the sales operation and related workforce reductions. Costs in 2001 included $70 related to the Cingular brand launch.

Depreciation and amortization. Depreciation and amortization for the year ended December 31, 2002 were $1,850, a decrease of $71, or 3.7%, compared with $1,921 for the prior year. Depreciation expense increased $148 and was comprised primarily of increased depreciation associated with new capital assets, partially offset by a reduction in depreciation as a result of the transfer of assets to our network infrastructure venture, GSMF. Beginning in November 2001, the operating losses of GSMF, which include depreciation, were reflected as a component of equity in net loss of affiliates. For the year ended December 31, 2002, amortization expense decreased by $219 compared with the prior year. This was primarily attributable to the cessation of amortizing goodwill and wireless licenses as a result of our January 1, 2002 adoption of SFAS No. 142.

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

Equity in Net Loss of Affiliates, Net

Equity in net loss of affiliates for the year ended December 31, 2002 was $265, an increase of $197, compared with $68 for the prior year. The increase primarily reflects additional equity losses of $209 associated with the investment in our network infrastructure venture, GSMF, which was formed in the fourth quarter of 2001. This increase was partially offset by a $14 reduction in losses related to our Salmon joint venture.

Other, Net

Other, net for the year ended December 31, 2002 was $29, a decrease of $135, compared with $164 for the prior year. The decrease was primarily due to a $76 gain associated with the distribution of assets to us

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

at fair value following a partnership dissolution in 2001, a reduction of $27 in interest income and gains from partitioning transactions and a $19 decrease in interest income on advances to Salmon.

Cumulative Effect of Accounting Change

Cumulative effect of change in accounting principle, net of tax, was a loss of $32 during the year ended December 31, 2002 and resulted from an impairment of goodwill related to the Mobitex data business upon the adoption of SFAS 142.

Liquidity and Capital Resources

Cash Flow Analysis

Cash Flows for the Year Ended December 31, 2003, Compared with the Year Ended December 31, 2002

	Year Ended
	December 31,		Change

	2002	2003	$	%

Net cash provided by operating activities	$3,592	$3,686	$94	2.6%
Net cash used in investing activities	(3,585)	(3,368)	217	(6.1)
Net cash provided by (used in) financing activities	334	(87)	(421)	(126.0)

Net increase in cash and cash equivalents	341	231	(110)	(32.3)
Cash and cash equivalents at beginning of period	567	908	341	60.1

Cash and cash equivalents at end of period	$908	$1,139	$231	25.4%

Net cash provided by operating activities. The overall increase in net cash provided by operating activities was primarily due to working capital changes, driven mostly by lower vendor payments by us in the year ended December 31, 2003 versus the year ended December 31, 2002. Working capital was negatively impacted in 2003 by an increase in handset inventory as a result of higher gross customer additions, our GSM conversion and preparatory initiatives for local wireless number portability. Cash generated from operations was our primary source of funds in 2003 and 2002.

Net cash used in investing activities. The primary contributors to the overall decrease in net cash used in investing activities were a decrease of $351 in capital expenditures and a decrease of $50 due to a contractor engineering deposit in the prior year. These decreases were offset by a $166 increase in investments in and advances to equity affiliates and a $19 increase in license acquisitions.

The increase in investments in and advances to equity affiliates for the year ended December 31, 2003 primarily reflects a $248 decrease in capital expenditures and cash contributions to our GSMF venture as compared to 2002, offset by net advance repayments of $396 in 2002 from Salmon as a result of the return by the FCC of deposits related to the 34 challenged licenses. Capital expenditures and cash contributed to our venture with AT&T Wireless Services, Inc. totaled $18 for the year ended December 31, 2003. There were no contributions to this venture for the year ended December 31, 2002.

Cash needs for acquisitions of licenses increased by $19 in 2003 when compared with 2002. Acquisitions in 2003 consisted primarily of cash payments of $25 for spectrum in Kansas, Texas, Arizona and Florida. In 2002, there was limited acquisition activity of $6.

Net cash provided by (used in) financing activities. The primary contributor to the overall increase of net cash used in financing activities was a $489 decrease in contributions received from our members, SBC and BellSouth, for the year ended December 31, 2003, compared to year ended December 31, 2002. This

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

was partially offset by a $46 decrease in net distributions to minority interests, principally due to the return of cash to fund GSM overlay construction in partnership markets, and a $27 decrease in commercial paper repayments. There was no commercial paper activity for the year ended December 31, 2003. There was also an increase of $4 in external debt repayments for the year ended December 31, 2003. The $4 increase is primarily attributable to an increase of $21 for capital lease payments, offset by a $17 payment made in 2002 to retire bonds issued by our Puerto Rico subsidiary.

We expect to have significant cash needs over the next several years, as described in “Cash Requirements.”

Cash Flows for the Year Ended December 31, 2002, Compared with the Year Ended December 31, 2001

	Year Ended December
	31,		Change

	2001	2002	$	%

Net cash provided by operating activities	$3,665	$3,592	$(73)	(2.0)%
Net cash used in investing activities	(3,945)	(3,585)	360	(9.1)
Net cash provided by financing activities	721	334	(387)	(53.7)

Net increase in cash and cash equivalents	441	341	(100)	(22.7)
Cash and cash equivalents at beginning of period	126	567	441	350.0

Cash and cash equivalents at end of period	$567	$908	$341	60.1%

Cash and cash equivalents for the year ended December 31, 2002 was $908, an increase of $341, or 60.1%, compared with $567 for the year ended December 31, 2001.

Net cash provided by operating activities. Net cash generated by operations for the year ended December 31, 2002, was $3,592, a decrease of $73, or 2.0%, compared with $3,665 for the year ended December 31, 2001. Cash generated from operations was our primary source of funds in 2002 and 2001.

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

Advances and investments in equity affiliates of $450 in 2002 decreased $135 from $585 in 2001. In 2002, an increase of $641 for cash and funding of capital expenditures contributed to our infrastructure venture, GSMF, was offset by a $780 decrease related to our Salmon investment. In 2001, we made advances and investments in Salmon of $384. In 2002, Salmon made net advance repayments of $396, consisting of two repayments totaling $421 partially offset by $25 in additional advances. The $421 repayment by Salmon was as a result of the return to Salmon, by the FCC, of license deposits related to 34 challenged licenses.

Cash needs for acquisitions of businesses and licenses decreased by $283 in 2002 when compared with 2001. Acquisitions of $289 in 2001 consisted primarily of net cash payments of $146 for the remaining

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

10% ownership stake in our Washington/Baltimore property and $140 for the Salt Lake/Provo license acquisition. In 2002, there was limited acquisition activity.

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

Cash Requirements

Acquisition of AT&T Wireless. In February 2004, we agreed to acquire AT&T Wireless for an aggregate consideration of approximately $41,000 cash. SBC and BellSouth have agreed to provide us sufficient cash resources to fund the transaction.

Network Upgrades and Expansion. The operation, upgrade and expansion of our networks will continue to require substantial amounts of capital over the next several years. For the year ended December 31, 2003, we spent $2,734 for our GSM/GPRS/EDGE network upgrade plus other network and non-network capital expenditures and $619 for equity contributions to our network sharing ventures with T-Mobile and AT&T Wireless. We anticipate that our 2004 capital investments for completing our network upgrade and funding other ongoing capital expenditures and equity investments will not differ materially from our 2003 investments. As our GSM overlay is substantially complete at December 31, 2003, our primary focus in 2004 will be on improving network quality, expanding our GSM/GPRS/EDGE coverage and adding EDGE upgrades to our network. We anticipate only a minimal amount of expenditures on TDMA equipment.

Our GSM/GPRS/EDGE network upgrade is currently on schedule with 93% of our POPs currently with cellular or PCS service covered by GSM/GPRS at the end of 2003. At the end of the second quarter of 2003, we announced the world’s first commercial deployment of EDGE technology in our Indianapolis market. Subsequent to that launch, we launched EDGE in a number of other markets. We have approximately 20% of our POPs currently with cellular or PCS service covered at December 31, 2003. We expect 100% coverage of our POPs with GSM/GPRS/EDGE technology by the end of 2004.

To complement our current GSM/GPRS/EDGE network overlay, broaden our nationwide coverage and lower our roaming costs, we have negotiated numerous roaming agreements with GSM/GPRS carriers since beginning our overlay project. In 2003, these include agreements with AT&T Wireless, T-Mobile and Western Wireless Corporation. These agreements enable us to efficiently and immediately expand our GSM/GPRS footprint without incurring additional capital expenditures. By combining our GSM/GPRS footprint with those of other carriers through roaming agreements and joint ventures, GSM/GPRS was

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

available in areas that contained approximately 90 percent of the total U.S. population at the end of 2003 and we anticipate coverage in areas containing almost 95% of the total U.S. population, where virtually all of our customer usage is, by the end of 2004.

Licenses Acquisition. In August 2003, we executed an agreement with NextWave Telecom, Inc. (NextWave) and certain of its affiliates pursuant to which we would purchase FCC licenses for wireless spectrum in 34 markets for $1,400 cash. The transaction is subject to various closing conditions, some of which are outside of the parties’ control. The transaction is expected to close in the first half of 2004.

Investment in Salmon. We and Crowley Digital Wireless, LLC (Crowley Digital) formed Salmon to bid for PCS licenses in an FCC auction that ended in January 2001. Salmon was successful in acquiring 45 licenses covering more than 11 million POPs. We have made secured loans to Salmon, which it used to make full payment on the 45 licenses it received from the FCC. See also Note 6, “Salmon” in Item 8, Financial Statements and Supplemental Data — Historical Financial Statements — Cingular Wireless LLC. We estimate the costs to build Salmon’s network system to be approximately $350 to $500, of which $9 was expended in 2003 and $23 to date, and expect it to be substantially completed by the end of 2006. In addition, we estimate our costs to fund system operating expenses and other operating losses to be approximately $200 to $300 through 2006. Approximately $29 has been incurred to fund system operating expenses and other operating losses from inception through December 31, 2003.

Investment in Venture with T-Mobile. In November 2001, we and T-Mobile formed a jointly-controlled infrastructure venture, GSMF, to allow the companies to share network infrastructures in the California, Nevada and New York City metropolitan area markets. We and T-Mobile buy access to the venture’s network infrastructure but each of us has retained ownership and control of our own FCC licenses. Although the networks we contributed to the venture are constructed and operational, we are required on a regular basis to invest additional capital to modify and expand the network and to fund cash operating expenses.

We and T-Mobile agreed to jointly fund capital expenditures of GSMF. Contributions to GSMF are generally determined by our proportionate share of the annual capital expenditure requirements based on each party’s incremental growth in network usage, and such contributions are accounted for as an increase to our investment. For the years ended December 31, 2002 and 2003, we made net capital contributions of cash and assets to GSMF of $707 and $612, respectively. We had contractual commitments to contribute cash of $225 to GSMF in both 2002 and 2003. The net capital contribution amounts above include these cash contributions made by us for the years ended December 31, 2002 and 2003, respectively, in full satisfaction of our contractual commitments.

Formation of Joint Venture with AT&T Wireless. In January 2002, we entered into an agreement with AT&T Wireless to form a jointly-controlled and equally-owned venture to construct a GSM voice network with GPRS/EDGE data technologies along a number of major highways in the United States in order to ensure availability of GSM/GPRS/EDGE service to our customers and reduce incollect roaming expenses we pay to other carriers when our customers use their wireless devices when they travel on those highways. We and AT&T Wireless each buy services from the venture and provide services under our own brand names. As of December 31, 2003, we had an investment in the venture of $21. In 2004, we expect to spend approximately $25 for capital expenditures.

Purchase of California/Nevada Tower Leasehold Interests. In February 2003, we acquired leasehold interests in 545 communications towers in California and Nevada from SpectraSite, Inc. (SpectraSite) for $81 in cash. SpectraSite had previously acquired these leasehold interests from an affiliate of SBC in 2000, and we leased a portion of the tower space indirectly from SpectraSite. GSMF’s financial statements

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

include $247 of capital lease obligations and $208 of related leased assets. Subsequent to February 2003, the payments on the leases were assigned from the affiliate of SBC to a subsidiary of the company.

Contractual Obligations. The following table provides a summary of our contractual commitments as of December 31, 2003.

		Payments Due by Period

	Total	2004	2005-2006	2007-2008	After 2008

Long Term Debt(1)	$16,323	$765	$1,927	$10,758	$2,873
Capital Lease Obligations(2)	2,830	130	180	185	2,335
Operating Leases(3)	2,363	431	711	459	762
Purchase Obligations(4)	628	371	156	73	28
Other Long-term Obligations(5)	1,586	1,400	186	0	0

Total	$23,730	$3,097	$3,160	$11,475	$5,998

(1)	Long-term debt payouts include interest of $4,581. The “3-5 years” amount includes $9,678 of debt due to SBC and BellSouth with a maturity date of June 30, 2008. See Note 8 to the audited consolidated financial statements included in Item 8. We do not expect SBC and BellSouth to require any repayment if it would impair our debt ratings or impair our working capital or if we cannot advantageously raise debt or equity proceeds from external financing sources.

(2)	Capital lease obligations include executory costs and interest. See Note 8 to the Cingular Wireless LLC audited consolidated financial statements included in Item 8.

(3)	Operating lease payouts do not include payments due under renewals to the original lease term. See Note 16 to the audited Cingular Wireless LLC consolidated financial statements included in Item 8.

(4)	Purchase obligations exclude purchase orders entered into in the ordinary course of business for network equipment, handsets and other items.

(5)	Other Long-Term obligations include the purchase from NextWave of FCC licenses for wireless spectrum for $1,400 cash in 2004 and the expected payout of the Crowley put option of $186 in 2006. See Note 6 to the Cingular Wireless LLC audited consolidated financial statements included in Item 8 for further discussion of the Crowley put option.

We have vendor contracts for the acquisition and installation of infrastructure for our GSM/GPRS/EDGE overlay. Under these agreements, we have made good faith capital expenditure commitments for 2004. However, since there is no penalty for not achieving the contemplated levels of expenditures under these vendor agreements, we are not contractually obligated to spend these amounts and, therefore, these amounts are not included in the table above.

As of December 31, 2003, our defined benefit pension plans were fully funded. Therefore, we do not anticipate any cash funding needs to meet minimum required funding thresholds in 2004. We anticipate minimal funding in 2005 and approximately $60 – $90 of funding each year beginning in 2006. These amounts are not included in the table above. We do not fund our post-retirement benefit plans. See Note 15 to the Cingular Wireless LLC audited consolidated financial statements included in Item 8.

Debt Service. As of December 31, 2003, we had $12,687 of consolidated indebtedness and capitalized lease obligations. This debt includes $9,678 in unsecured, subordinated member loans from SBC and BellSouth, $2,000 in unsecured senior notes and $955 in capital lease obligations. We entered into $143 of capital lease obligations for the year ended December 31, 2003, primarily related to communication towers.

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Member loans are subordinated to our senior notes, any other capital markets debt and any debt outstanding under our bank credit facility. We may prepay the member loans or refinance them with senior debt (other than with the proceeds from our bank credit facility or senior loans from SBC or BellSouth) at any time if we are not in default under our senior debt.

As of July 1, 2003, we executed amended, restated and consolidated subordinated promissory notes to modify the terms of our member loans. These notes to SBC and BellSouth reduced the fixed interest rate from 7.5% to 6.0% and extended the maturity date to June 30, 2008. This change will result in a reduction of interest expense of approximately $145 per annum.

Off-Balance Sheet Arrangements. At December 31, 2003, we were obligated to pay certain capital leases assigned to the GSMF venture of $28. We have investments in unconsolidated affiliates, principally our joint ventures with T-Mobile and AT&T Wireless. As required by generally accepted accounting principles (GAAP), we have accounted for our joint venture activity using the equity method of accounting. As a result, the assets and liabilities of these ventures are not included on our consolidated balance sheets and the results of operations of the ventures are not included in our consolidated statements of income, other than as equity in earnings of unconsolidated affiliates.

Effective January 1, 2003, we began consolidating the financial position, results of operations and cash flows of Salmon due to our early adoption of FIN 46. For prior periods presented, Salmon was accounted for using the equity method of accounting.

Capital Resources

At December 31, 2003, we had a commercial paper program and a $1,000 unsecured 364-day revolving bank credit facility to support the commercial paper program. Depending upon the corporate credit ratings assigned to us from time to time by the various rating agencies, any amounts outstanding under our revolving credit facility would bear variable rate interest at a spread above LIBOR ranging from 0.24% to 1.30%. As a result of our current credit ratings, interest would currently accrue on any borrowings under our revolving credit facility at an average rate of LIBOR plus 28 basis points, assuming borrowings under the facility are less than 33% of the $1,000 credit facility, or 38 basis points, assuming higher borrowings. The credit facility contains customary events of default and covenants, including a covenant to maintain a specified leverage ratio, as therein defined, a limitation on mergers and sale of all or substantially all of our assets and a negative pledge. The credit agreement provides that each lender will have the option to terminate its commitment to make additional loans and declare all outstanding amounts to be due and payable upon a change in control (as defined) or upon the consummation of a merger or similar transaction involving us or Cingular Wireless Corporation, our manager, with any of the five other largest wireless carriers in the United States, determined based on the number of customers of such carrier as of June 30, 2003. Our acquisition of AT&T Wireless would trigger this option. We plan to renegotiate this provision with the banks prior to the closing of the acquisition. We cannot provide assurance as to the outcome of this initiative. We were in compliance with all covenants under our credit facility at December 31, 2003, and there are no other material covenants to which we are subject under other agreements. Based on our current business plans and projections, we believe we will have sufficient operating cash flow to enable us to continue to comply with the covenants in the credit facility and to not have to draw upon it.

On February 17, 2004, Standard & Poor’s placed both our long-term and short-term ratings on review for possible downgrade, while both Moody’s Investor Services and Fitch Ratings placed our long-term ratings on review for possible downgrade. To the extent the credit rating agencies downgrade our ratings, it may

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

be more difficult to access the commercial paper market and our cost of borrowings from all sources may increase.

As of December 31, 2003, we had no commercial paper or revolving credit facility debt outstanding.

Accounts Receivable Secured Borrowing. In December 2003, we established an accounts receivable secured borrowing program that we can use to obtain financing not to exceed $400, collateralized by customer trade accounts receivable and related contract rights. The program is a 364-day financing arrangement that is renewable with the consent of the facility lenders. Under the program, designated Cingular entities can sell their customer trade accounts receivable and related contract rights on a non-recourse, revolving basis to our special-purpose, wholly owned, bankruptcy-remote subsidiary. The subsidiary has pledged its interest in these receivables to, and may borrow against these receivables from, asset-backed commercial paper conduit lenders, whose obligations to issue commercial paper and lend the proceeds to the subsidiary are backed by commitments from commercial banks. Loans will be made to the subsidiary at varying interest rates based on the ratings of our senior notes. These rates would range from .275% to 1.25% over the borrowing cost of the conduit lenders. As a result of our current credit ratings, interest would currently accrue on any borrowings under our accounts receivable secured borrowing at .275% over the borrowing cost of the conduit lenders. We intend to use the proceeds from this financing arrangement for general corporate purposes, including for the acquisition of the spectrum licenses from NextWave. This financing arrangement is subject to customary secured borrowing covenants, does not have a termination provision that is based on the credit ratings of Cingular’s senior unsecured long-term notes and will be recorded as an on balance sheet transaction. We are currently in compliance with the covenants and have no amounts outstanding under this financing arrangement.

We expect to rely on cash provided by operations to fund most of our ongoing operations, business development, debt service and distributions to our members. To the extent that additional cash is required from time to time for these purposes or for acquisitions or other business expansion initiatives, including the acquisition of NextWave spectrum anticipated in the first half of 2004, we may utilize the following sources of external funding: accounts receivable secured borrowing, commercial paper, long-term debt, short-term bank loans, equity investments and borrowings from SBC and BellSouth and bank borrowings under our revolving credit facility, which we do not expect to use as a normal source of funding. Neither SBC nor BellSouth is generally obligated or expected to provide additional financing to us, and there is no assurance that any additional loans, if made, would be on a subordinated basis. We believe that we can access the capital markets to the extent necessary to meet our external financing needs.

Current plans for the AT&T Wireless acquisition contemplate that we will not be required to raise cash or issue securities to fund the transaction. SBC and BellSouth have agreed to fund, from their internal sources, and potential asset sales, and, to the extent required, from third party borrowing provide our manager with, the cash required for the acquisition. However, because of uncertainties concerning the specific financing plans for the acquisition, potential changes to our capital structure, progress and success of integrating AT&T Wireless with us, realization of capital and cost synergies and other considerations, there can be no assurance that our credit ratings will not be lowered and our external financing ability adversely affected.

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

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

circumstances. Actual results may differ from those estimates under different assumptions or conditions. The various policies that are important to the portrayal of our financial condition and results of operations include:

Property, Plant & Equipment — Depreciation

Nature of Critical Estimate Item

The wireless communications industry is capital intensive. Depreciation of operating assets constitutes a substantial operating cost for us. The cost of our property, plant and equipment, principally wireless communications equipment, is charged to depreciation expense over estimated useful lives.

Assumptions/Approach Used

We depreciate our wireless communications equipment using the straight-line method over estimated useful lives. We periodically review changes in our technology and industry conditions, asset retirement activity and salvage values to determine adjustments to estimated remaining useful lives and depreciation rates.

Effective January 1, 2003, we implemented the results of a review of the estimated service lives of our remaining TDMA network assets. Useful lives were shortened to fully depreciate all such equipment by December 31, 2008. While we will continue to sell and market TDMA services for the foreseeable future, the amount of future projected cash flows to be derived from the TDMA network assets is highly dependent upon the rate of transition of existing customers using TDMA equipment to GSM/GPRS/EDGE-capable equipment, as well as other competitive and technological factors. We determined that a reduction in the useful lives of these assets is warranted based on the projected transition of network traffic to GSM/GPRS/EDGE. This change in estimate increased depreciation in 2003 by $91. TDMA equipment acquired after January 1, 2003 will be assigned estimated useful lives not to exceed six years.

Effect if Different Assumptions Used

Actual economic lives may differ from our estimated useful lives. Periodic reviews could result in a change in our depreciable lives and therefore our depreciation expense in future periods.

We continue to review the useful lives of the TDMA assets throughout the period of transition of customers to GSM/GPRS/EDGE-capable equipment to determine whether further changes are warranted. We believe useful lives of our TDMA assets are appropriate as of December 31, 2003.

Property, Plant & Equipment — Valuation of Long-Lived Assets

Nature of Critical Estimate Item

We review long-lived assets, consisting primarily of property, plant and equipment, for impairment based on the requirements of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). This impairment review is performed whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. For assets we intend to hold and use, if the total of the expected future undiscounted cash flows from the asset group is less than the carrying amount of the asset group, a loss is recognized for the difference between the fair value and the carrying value of the asset group. For assets we plan to dispose of, a loss is recognized if the carrying amount of the assets in the disposal group is more than fair value, net of the costs of disposal.

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Assumptions/ Approach Used

In analyzing impairment, significant assumptions used in determining the undiscounted cash flows of our property, plant and equipment include:

•	identification of the asset group subject to the impairment;

•	cash flows attributed to the asset group;

•	future cash flows of the asset group which incorporate our views of growth rates for the related business and anticipated future economic conditions; and

•	period of time over which the assets will be held and used.

Similar assumptions are used to determine the fair value of our property, plant and equipment. In addition, an estimated discount rate is used to incorporate the time value of money and risk inherent in the future cash flows. We believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value.

Effect if Different Assumptions Used

The use of different estimates or assumptions within our undiscounted cash flow model (e.g., growth rates, future economic conditions, estimates of terminal values) could result in undiscounted cash flows that are lower than the current carrying value of our asset group, thereby requiring the need to compare the carrying values of the asset group to its fair value.

The use of different discount rates when determining the fair value of our property, plant and equipment would result in different values for our property, plant and equipment, and impact any related impairment charges.

In the fiscal year ended December 31, 2002, we recognized impairment charges associated with our Mobitex data business and with certain TDMA network infrastructure assets. No impairment charges were recognized in the fiscal year ended December 31, 2003.

Goodwill — Valuation

Nature of Critical Estimate Item

We review goodwill for impairment based on the requirements of SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142). In accordance with SFAS 142, goodwill is tested for impairment at the reporting unit level on an annual basis as of October 1st or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. These events or circumstances would include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors.

Assumptions/ Approach Used

In accordance with SFAS 142, we are required to test goodwill at the reporting unit level as defined by reference to our operating segment determined under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. We have one reporting unit, wireless communications services, for which we test goodwill for impairment.

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In analyzing goodwill for potential impairment, we use projections of future cash flows from our reporting unit to determine whether its estimated value exceeds its carrying value. These projections of cash flows are based on our views of growth rates and anticipated future economic conditions and the appropriate discount rates relative to risk and estimates of residual values. We believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value.

We were not required during 2003 to test goodwill for impairment at an interim date.

Effect if Different Assumptions Used

The use of different estimates or assumptions within our discounted cash flow model (e.g., growth rates, future economic conditions or discount rates and estimates of terminal values) when determining the fair value of the reporting unit could result in different values and may affect any related goodwill impairment charge.

For the 2003 goodwill impairment test performed as of October 1, the fair value of our reporting unit was significantly in excess of its carrying value.

FCC Licenses — Valuation of Indefinite-Lived Intangible Assets

Nature of Critical Estimate Item

We review indefinite-lived intangible assets for impairment based on the requirements of SFAS 142. Impairment tests for indefinite-lived intangible assets, consisting of FCC licenses, are required to be performed on an annual basis or on an interim basis if an event occurs or circumstances change that would indicate the asset might be impaired. We estimate the fair value of our FCC licenses in the aggregate, using a discounted cash flow model.

Assumptions/ Approach Used

In accordance with EITF 02-7, Unit of Accounting for Testing of Impairment of Indefinite-Lived Intangible Assets, impairment tests for FCC licenses are performed on an aggregate basis. We currently hold FCC licenses in 56 markets where we do not currently provide service. The majority of these licenses were granted to Salmon PCS in October 2001. As we plan to construct an operational network in these licensed territories in the near future, these licenses are included in the aggregate test based on their strategic importance to our future business plans. The carrying value of licenses in markets where we do not currently provide service at December 31, 2003 was $496.

We estimate the fair value of our FCC licenses using a discounted cash flow model. This approach used in determining the fair value of the FCC licenses includes the following assumptions:

•	start-up model assumption with FCC licenses as the only asset owned by us;

•	cash flow assumptions incorporated in regard to investment in a network, the development of distribution channels and customer base, and other critical inputs for making the business operational. These assumptions underlying these inputs are based upon a combination of historical results and trends, new industry developments and our business plans. As these inputs are included in determining free cash flows of the business, the present value of the free cash flows of the business, after investment in the network, customers, etc. is attributable to the licenses.

•	weighted average cost of capital for a start-up asset; and

•	long-term rate of growth for our business.

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. We corroborate our determination of fair value of the FCC licenses, using the discounted cash flow approach described above, with other market-based valuation metrics.

The fair value of any FCC licenses not included in the aggregation is determined by obtaining recent market data on recent FCC license transactions, if available, and deriving estimates of fair value for each license based on certain characteristics of the license and the related market, including geographic location, market size, megahertz frequency and population density.

Effect if Different Assumptions Used

If any legal, regulatory, contractual, competitive, economic, or other factors were to limit the useful life of our indefinite-lived FCC licenses, we would be required to test these intangible assets in accordance with SFAS 144.

The use of different estimates or assumptions within our discounted cash flow model when determining the fair value of our FCC licenses could result in different values for our FCC licenses and may affect any related impairment charge.

For the 2003 FCC license impairment test performed as of October 1, the fair value of the group of aggregated licenses was significantly in excess of its carrying value.

A change in management’s future business plans or disposition of one or more FCC licenses could result in the requirement to test certain FCC licenses for impairment on an individual basis rather than on an aggregate basis.

Accounts Receivable — Allowance for Doubtful Accounts

Nature of Critical Estimate Item

We maintain allowances for doubtful accounts for estimated losses resulting from the failure of our customers to make required payments.

Assumptions/ Approach Used

We base our estimates primarily on our historical write-off experience, net of recoveries, and the aging of accounts receivable balances. Our collection policies and procedures vary by credit class and prior payment history of customers.

Effect if Different Assumptions Used

Management believes that the allowance for doubtful accounts is adequate to cover estimated losses in customer accounts receivable balances under current conditions. However, changes to the allowances for doubtful accounts may be necessary in the event that the financial condition of our customers improves or deteriorates. Additionally, changes may be necessary if we adjust our credit standards for new customers. Either of these situations may result in write-off patterns that differ from our historical experience.

Service Revenues — Rollover

Nature of Critical Estimate Item

Certain customer rate plans include a rollover feature whereby unused anytime minutes do not expire each month but rather are available, under certain conditions, for future use for a period not to exceed one year

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

from the date of purchase. We defer revenue based on an estimate of the portion of minutes expected to be utilized prior to expiration.

Assumptions/Approach Used

Historical customer usage patterns over the prior six month period, which have been demonstrated to be consistent and which we view to be reliable for purposes of gauging predictive behavior, allow us to estimate the number of minutes expected to be utilized, as well as those which are likely to expire or be forfeited. No deferral of revenue is recorded for the minutes that are expected to expire or be forfeited, as no future performance is expected to be required by us, nor is there any obligation to refund or redeem for value expired rollover minutes. We record an obligation for those rollover minutes we estimate will be utilized based on a weighted-average of the per minute airtime implicit in the price of our rollover rate plans.

The balance of the rollover deferral was $31 and $103 as of December 31, 2002 and 2003, respectively.

Effect if Different Assumptions Used

If there is a change in future calling behavior of our customers or rollover rate plan pricing, our estimate of the future obligation associated with rollover minutes to be deferred would change.

We have discussed the development and selection of these critical accounting policies with the Audit Committee of the Board of Directors and the Audit Committee has reviewed the disclosure of these critical accounting policies in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Related Party Transactions

We incurred the following related party charges:

	Year Ended December 31,

Type of Service	2001	2002	2003

Interconnect and long distance(1)(2)	$385	$663	$815
Agent commissions and compensation(1)	33	46	103
Transition services(1)	267	17	—
Other services(1)	44	68	77
Interest expense on debt due to affiliates(1)	735	726	653

(1)	These are charges from SBC and BellSouth, and their affiliates. See Note 8 to the Cingular Wireless LLC audited consolidated financial statements included in Item 8 for further discussion related to interest expense on debt due to affiliates.

(2)	The increase in interconnect and long distance in 2002 and in 2003 resulted primarily from redundant expenses related to operating dual networks while transitioning our network from TDMA to GSM and the selection of SBC and BellSouth as preferred long distance service providers.

For the year ended December 31, 2002, SBC and BellSouth made cash capital contributions to us of $499 for general corporate purposes.

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Recent Accounting Pronouncements

See the section, New Accounting Standards, in Note 1. “Summary of Significant Accounting Policies” in Item 8, Financial Statements and Supplemental Data — Historical Financial Statements — Cingular Wireless LLC.

Item 7a.	Quantitative and Qualitative Disclosure About Market Risk

The majority of our financial instruments are medium- and long-term fixed rate notes and member loans. Fluctuations in market interest rates can lead to significant fluctuations in the fair value of these fixed rate instruments. In addition, we are exposed to market risks, primarily from changes in interest rates and to a lesser degree from foreign currency exchange rates. To manage exposure to these fluctuations, manage capital costs, control financial risks and maintain financial flexibility over the long term, we engage from time to time in hedging transactions that have been authorized by the board of directors of our manager. We do not anticipate any significant changes in our objectives and strategies with respect to managing such exposures. We do not use derivatives for trading purposes, to generate income or to engage in speculative activity.

At December 31, 2003, we had outstanding an aggregate of $9,678 in unsecured, subordinated member loans from SBC and BellSouth with a fixed interest rate of 6.0% and a stated maturity of June 30, 2008. In addition, we currently have outstanding $2,000 of unsecured senior notes with fixed interest rates ranging from 5.625% to 7.125% and with maturity dates between 2006 and 2031. As of December 31, 2003, we had $250 of fixed-to-floating interest rate swaps related to our five-year unsecured senior notes. A change in interest rates of 100 basis points would change our interest expense as a result of the swaps as of December 31, 2003 by $3 per annum. We also have capital leases outstanding of $908 primarily with a fixed interest rate of 8% and of $47 with fixed interest rates ranging from 4.86% to 7.08%.

As of December 31, 2003, we had $64 of floating rate borrowings. A change in interest rates of 100 basis points would change our interest expense on floating rate debt balances as of December 31, 2003 by less than $1 per annum.

We currently have no commercial paper outstanding and we have not borrowed any amounts under our revolving credit facility or accounts receivable secured borrowing facility. However, we may have future interest rate risk associated with the issuance of commercial paper or borrowings under our revolving credit facility or accounts receivable secured borrowing. Commercial paper and loans under the secured borrowing facility are issued at a pre-determined spread to LIBOR, depending on our credit ratings. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.

The fair values of our foreign currency derivatives are subject to fluctuations in foreign exchange rates. We use forward foreign currency exchange contracts to offset foreign exchange gains and losses on Japanese Yen-denominated capital lease obligations. As of December 31, 2003, the approximate fair value of these foreign currency hedging instruments was a loss of $15. The potential gain or loss in the fair value of such financial instruments from a hypothetical 10% decrease or increase in the Japanese Yen relative to the U.S. Dollar would be less than $10 as of December 31, 2003, although this would be primarily offset by the decrease or increase in the fair value of the capital lease obligations. The fair value is based on dealer quotes, considering current exchange rates. There is not a cash flow impact or earnings risk associated with changes in the fair value of the foreign currency hedging instruments and the underlying capital lease obligations.

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 7a.	Quantitative and Qualitative Disclosure About Market Risk

The risk management discussion above, related to our market risks, contains forward-looking statements and represents, among other things, an estimate of possible changes in fair value that would occur assuming hypothetical future foreign currency fluctuations. Future impacts of market risk would be based on actual developments in the financial markets. See “Cautionary Language Concerning Forward-Looking Statements” following Part IV of this Annual Report.

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.	Financial Statements and Supplemental Data

Historical Financial Statements
Cingular Wireless LLC
Report of Independent Auditors	70
Consolidated Statements of Income for the years ended December 31, 2001, 2002, and 2003	71
Consolidated Balance Sheets as of December 31, 2002 and 2003	72
Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2002, and 2003	73
Consolidated Statements of Changes in Members’ Capital for the years ended December 31, 2001, 2002, and 2003	74
Notes to Consolidated Financial Statements	75
GSM Facilities LLC
Report of Independent Auditors — Ernst & Young LLP	112
Report of Independent Auditors — PricewaterhouseCoopers LLP	113
Consolidated Statements of Operations for the period from November 1, 2001 (inception) through December 31, 2001 and for the years ended December 31, 2002 and 2003	114
Consolidated Balance Sheets as of December 31, 2002 and 2003	115
Consolidated Statements of Cash Flows for the period from November 1, 2001 (inception) through December 31, 2001 and for the years ended December 31, 2002 and 2003	116
Consolidated Statements of Changes in Members’ Capital for the period from November 1, 2001 (inception) through December 31, 2001 and for the years ended December 31, 2002 and 2003	117
Notes to Consolidated Financial Statements	118
Financial Statement Schedule
Cingular Wireless LLC
Schedule II — Valuation and Qualifying Accounts	126

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.	Financial Statements and Supplemental Data

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareowners

Cingular Wireless Corporation, Manager of
     Cingular Wireless LLC

We have audited the accompanying consolidated balance sheets of Cingular Wireless LLC as of December 31, 2002 and 2003 and the related consolidated statements of income, changes in members’ capital, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15a(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cingular Wireless LLC at December 31, 2002 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 4 to the financial statements, in 2002 the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

                                                         /s/ ERNST & YOUNG LLP

Atlanta, Georgia

February 6, 2004, except for
Note 18, as to which
the date is February 17, 2004

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.	Financial Statements and Supplemental Data

CINGULAR WIRELESS LLC

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,

	2001	2002	2003

	(Dollars in millions)
Operating revenues:
Service revenues	$13,229	$13,922	$14,223
Equipment sales	1,039	981	1,260

Total operating revenues	14,268	14,903	15,483
Operating expenses:
Cost of services (excluding depreciation of $1,291, $1,396 and $1,672, which is included below)	2,912	3,571	3,652
Cost of equipment sales	1,652	1,535	2,031
Selling, general and administrative	5,235	5,426	5,422
Depreciation and amortization	1,921	1,850	2,089

Total operating expenses	11,720	12,382	13,194

Operating income	2,548	2,521	2,289
Other income (expenses):
Interest expense	(822)	(911)	(856)
Minority interest in earnings of consolidated entities	(122)	(123)	(101)
Equity in net loss of affiliates	(68)	(265)	(323)
Other, net	164	29	41

Total other income (expenses)	(848)	(1,270)	(1,239)

Income before provision for income taxes and cumulative effect of accounting change	1,700	1,251	1,050
Provision for income taxes	8	12	28

Income before cumulative effect of accounting change	1,692	1,239	1,022
Cumulative effect of accounting change, net of tax	—	(32)	—

Net income	$1,692	$1,207	$1,022

See accompanying notes.

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.	Financial Statements and Supplemental Data

CINGULAR WIRELESS LLC

CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2003

	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$908	$1,139
Accounts receivable — net of allowance for doubtful accounts of $163 and $130	1,520	1,592
Inventories	126	273
Prepaid expenses and other current assets	177	296

Total current assets	2,731	3,300
Property, plant and equipment, net	10,146	10,939
FCC licenses, net	7,387	7,769
Goodwill	844	849
Other intangible assets, net	307	155
Investments in and advances to equity affiliates	2,316	2,288
Other assets	391	226

Total assets	$24,122	$25,526

LIABILITIES AND MEMBERS’ CAPITAL
Current liabilities:
Debt maturing within one year	$45	$95
Accounts payable	1,043	904
Due to affiliates, net	45	54
Advanced billing and customer deposits	446	538
Accrued liabilities	1,208	1,596

Total current liabilities	2,787	3,187
Long-term debt:
Debt due to affiliates	9,678	9,678
Other long-term debt, net of discount	2,868	2,914

Total long-term debt	12,546	12,592
Other noncurrent liabilities	681	604

Total liabilities	16,014	16,383
Minority interests in consolidated entities	567	659
Members’ capital:
Members’ capital	7,721	8,664
Receivable for properties to be contributed	(178)	(178)
Accumulated other comprehensive loss	(2)	(2)

Total members’ capital	7,541	8,484

Total liabilities and members’ capital	$24,122	$25,526

See accompanying notes.

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.	Financial Statements and Supplemental Data

CINGULAR WIRELESS LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2001	2002	2003

	(Dollars in millions)
Operating activities
Net income	$1,692	$1,207	$1,022
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,921	1,850	2,089
Provision for doubtful accounts	333	404	259
Asset impairments	—	151	—
Gain on disposition of businesses	(97)	(8)	(3)
Minority interest in earnings of consolidated entities	122	123	101
Equity in net loss of affiliates	68	265	323
Cumulative effect of accounting change, net of tax	—	32	—
Changes in operating assets and liabilities:
Accounts receivable	(541)	(280)	(331)
Other current assets	113	21	(230)
Accounts payable and other current liabilities	90	(420)	290
Pensions and post-employment benefits	6	91	55
Other, net	(42)	156	111

Net cash provided by operating activities	3,665	3,592	3,686
Investing activities
Construction and capital expenditures	(3,156)	(3,085)	(2,734)
Investments in and advances to equity affiliates, net	(585)	(450)	(616)
Dispositions of assets	85	6	7
Acquisitions of businesses and licenses, net of cash received	(289)	(6)	(25)
Contractor engineering deposit	—	(50)	—

Net cash used in investing activities	(3,945)	(3,585)	(3,368)
Financing activities
Net repayment of debt due to affiliates	(1,148)	—	—
Proceeds from issuance of Senior Notes, net of issuance costs	1,973	—	—
Net repayment of commercial paper	(672)	(27)	—
Net repayment of long-term debt	(37)	(59)	(64)
Distributions to members	(639)	—	—
Net distributions to minority interests	(126)	(79)	(33)
Contributions from members	1,370	499	10

Net cash provided by (used in) financing activities	721	334	(87)

Net increase in cash and cash equivalents	441	341	231
Cash and cash equivalents at beginning of period	126	567	908

Cash and cash equivalents at end of period	$567	$908	$1,139

See accompanying notes.

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.	Financial Statements and Supplemental Data

CINGULAR WIRELESS LLC

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

(Dollars in millions)
Balance at December 31, 2000	$2,265
Net income	1,692
Contributions from members	2,534
Distributions to members	(639)
Other comprehensive loss	(2)

Balance at December 31, 2001	5,850
Net income	1,207
Contributions from members, net	484

Balance at December 31, 2002	7,541
Net income	1,022
Distributions to members, net	(79)

Balance at December 31, 2003	$8,484

See accompanying notes.

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

CINGULAR WIRELESS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2001, 2002 and 2003
(Dollars in Millions)

1.     Summary of Significant Accounting Policies

Basis of Presentation

Cingular Wireless LLC (the Company) is a Delaware limited liability company formed by SBC Communications Inc. (SBC) and BellSouth Corporation (BellSouth) as the operating company for their U.S. wireless joint venture. The parties entered into an agreement to form the Company in April 2000, subject to regulatory approvals. Cingular Wireless Corporation acts as the Company’s manager and controls the Company’s management and operations. The Company provides Cingular-branded wireless voice and data communications services, including local, long-distance, and roaming services using both cellular and personal communications services (PCS), and equipment to customers in 36 states. In addition, the Company provides enhanced and interactive data services over a proprietary “Mobitex” network utilizing base stations and satellite transmission facilities. All of the Company’s operations, which serve customers in 50 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands, are conducted through subsidiaries or ventures.

On October 2, 2000, SBC and BellSouth (the members) and certain of their subsidiaries contributed substantially all of their U.S. wireless assets in exchange for approximately 60% and 40% economic interests, respectively, in the Company, and the Company began doing business under the “Cingular” brand name in January 2001. SBC and BellSouth share joint voting control of the Company’s operations by virtue of their 50/50 ownership of, and the terms of the stockholders’ agreement pertaining to, Cingular Wireless Corporation. All assets and liabilities contributed to the venture have been recorded at their historical basis of accounting. The Company recorded estimated receivables for wireless operations to be contributed to the Company after the formation date.

As provided for in the Contribution and Formation Agreement between the Company, SBC and BellSouth, additional contributions of wireless operations and assets in certain markets were made during 2001 (see Note 2). The contribution by SBC of wireless operations and assets in the Arkansas markets, or an equivalent amount in cash if such assets are not contributed, was still pending as of December 31, 2003. The Company has recorded amounts to be contributed as “Receivable for properties to be contributed” in the consolidated balance sheets. Until such time as the contribution is made, the Company continues to manage the properties for a fee. Fees received for managing the Arkansas markets for the years ended December 31, 2001, 2002 and 2003 were $28, $22 and $30, respectively. For the wireless businesses contributed in 2001, the Company received management fees in 2001 of $22 for services provided prior to the actual dates of contribution. These consolidated financial statements include charges from SBC and BellSouth for certain expenses pursuant to various agreements (see Notes 11 and 15). These expenses are considered to be a reasonable reflection of the value of services provided or the benefits received by the Company.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect the amounts reflected in the consolidated financial statements and accompanying notes. The Company bases its estimates on historical experience, where applicable, and other assumptions that we believe are reasonable

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

CINGULAR WIRELESS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in Millions)

under the circumstances. Actual results could differ from those estimates under different assumptions or conditions. Estimates are used when accounting for certain items such as revenue, allowance for doubtful accounts, depreciation and amortization, valuation of inventory, pensions and other benefits, investments and asset impairment.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, variable interest entities in which the Company is the primary beneficiary as defined by Financial Accounting Standards Board (FASB) Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), and voting interest entities in which the Company exercises control. Other parties’ interests in consolidated entities are reported as minority interests. All significant intercompany transactions are eliminated in the consolidation process.

The equity method is used to account for investments that are not consolidated but in which the Company exercises significant influence.

Segments

The Company manages the business as one reportable business segment, wireless communications services, which also is a single operating segment. The Company operates only domestically.

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

Revenue Recognition

The Company earns service revenues by providing access to its wireless network (access revenue) and for usage of its wireless system (airtime revenue). Access revenue from postpaid contract customers is billed in advance and recognized ratably over the service period. Airtime revenue, including roaming revenue and long-distance revenue, is billed in arrears based on minutes of use and is recognized when the service is rendered. Prepaid airtime sold to customers is recorded as deferred revenues prior to the commencement of services, and revenue is recognized when airtime is used or expires. Access and airtime services provided are billed throughout the month according to the bill cycle in which a particular subscriber is placed. As a result of bill cycle cut-off times, the Company is required to make estimates for service revenues earned but not yet billed at the end of each month. These estimates are based primarily upon historical minutes of use.

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

CINGULAR WIRELESS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in Millions)

Certain rate plans include a rollover feature whereby unused anytime minutes do not expire each month but rather are available, under certain conditions, for future use for a period not to exceed one year from the date of purchase. We defer revenue based on an estimate of the portion of minutes expected to be utilized prior to expiration. Historical subscriber usage patterns over the prior six month period, which have been demonstrated to be consistent and which the Company views to be reliable for purposes of gauging predictive behavior, allow the Company to estimate the number of minutes to be utilized, as well as those which are likely to expire or be forfeited. No deferral of revenue is recorded for the minutes that are expected to expire or be forfeited, as no future performance is expected to be required by the Company, nor is there any obligation to refund or redeem for value expired rollover minutes. The balance of the rollover deferral as of December 31, 2002 and 2003 was $31 and $103, respectively, and has been included in “Advanced billings and customer deposits” in the consolidated balance sheets.

Roaming revenues include revenues from Company customers who roam outside their selected home coverage area, referred to as “incollect” roaming revenues, and revenues from other wireless carriers for roaming by their customers on the Company’s network, referred to as “outcollect” roaming revenues.

The Company offers enhanced services including caller ID, call waiting, call forwarding, three-way calling, no answer/busy transfer, text messaging and voice mail. Generally, these enhanced features generate additional revenues through monthly subscription fees or increased wireless usage through utilization of the features. Other optional services, such as mobile-to-mobile calling, roadside assistance and handset insurance, may also be provided for a monthly fee. These enhanced features and optional services may be bundled with package rate plans or sold separately. Revenues for enhanced services and optional features are recognized as earned. Service revenues also include billings to our customers for Universal Service Fund (USF) and other regulatory fees (see also Reclassifications).

Equipment sales consist principally of revenues from the sale of wireless mobile telephone handsets and accessories to new and existing customers and to agents and other third-party distributors. The revenue and related expenses associated with the sale of wireless handsets and accessories through our indirect sales channel and accessories are recognized when the products are delivered and accepted by the agent or third-party distributor, as this is considered to be a separate earnings process from the sale of wireless services.

Effective July 1, 2003, the Company adopted Emerging Issues Task Force (EITF) No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (see also New Accounting Standards). The Company is applying the provisions of this statement on a prospective basis subsequent to that date.

The Company determined that the sale of wireless services through our direct sales channel with an accompanying handset constitutes a revenue arrangement with multiple deliverables. Upon adoption of EITF No. 00-21, the Company began dividing these arrangements into separate units of accounting, including the wireless service and handset. Arrangement consideration received for the handset is recognized as equipment sales when the handset is delivered and accepted by the subscriber. Arrangement consideration received for the wireless service is recognized as service revenues when earned. As the non-refundable, up-front activation fee charged to the subscriber does not meet the criteria as a separate unit of accounting, the Company allocates the additional arrangement consideration received from the activation fee to the handset (the delivered item) to the extent that the aggregate handset and activation

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

CINGULAR WIRELESS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in Millions)

fee proceeds do not exceed the fair value of the handset. Any activation fees not allocated to the handset would be deferred upon activation and recognized as service revenue over the expected customer relationship period, which is currently estimated to be three years. The Company determined that the sale of wireless services through our indirect sales channel (agents) does not constitute a revenue arrangement with multiple deliverables. For indirect channel sales, the Company continues to defer non-refundable, up-front activation fees and associated costs to the extent of the related revenues in accordance with Securities and Exchange Commission (SEC) Staff Accounting Bulletin Number 101 (SAB 101), Revenue Recognition in Financial Statements and EITF No. 00-21. SAB 101 was amended in December 2003 by Staff Accounting Bulletin Number 104 (SAB 104). These deferred fees and costs are amortized over the estimated customer relationship period. The Company has recorded deferred revenues and deferred expenses of equal amount in the consolidated balance sheets. As of December 31, 2002 and 2003, SAB 101 deferred revenues and expenses were $198 and $104, respectively.

     Income Taxes

Substantially all of the operating units controlled and consolidated by the Company are either limited liability companies or partnerships. Accordingly, in most tax jurisdictions, income tax items flow through to the members or partners who are taxed at their level pursuant to federal and state income tax laws. The members or partners are responsible for their tax liabilities resulting from income earned at the member or partner level. However, the Company has corporate subsidiaries and LLC subsidiaries that are income taxpayers in some jurisdictions and will record income tax expense.

     Required Distributions

The Company is required to make periodic distributions to its members on a pro rata basis in accordance with each member’s ownership interest in amounts sufficient to permit members to pay the tax liabilities resulting from allocations of income tax items from the Company. During 2001, the Company made distributions to members of $47 related to 2000 tax liabilities and $592 related to 2001 tax liabilities. Since the Company did not generate taxable income to the members in 2002 and 2003, the Company made no distributions for tax liabilities in 2002 and 2003.

Additionally, the Company is required to distribute to its members 50% of its “excess cash,” as defined in the operating agreement, at the end of each fiscal year. Excess cash consists of funds generated from the Company’s operations less forecasted cash needs for the upcoming fiscal year and distributions made to the members for their tax payments. In all years presented, the Company was not required to make any distributions of excess cash to the members.

     Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities of three months or less. Outstanding checks and drafts of $202 and $74 have been included in “Accounts payable” in the consolidated balance sheets as of December 31, 2002 and 2003, respectively.

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

CINGULAR WIRELESS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in Millions)

     Accounts Receivable

Accounts receivable consist principally of trade accounts receivable from customers and are generally unsecured and due within 30 days. Credit losses relating to these receivables consistently have been within management’s expectations. Expected credit losses are recorded as an allowance for doubtful accounts in the consolidated balance sheets. Estimates of expected credit losses are based primarily on historical write-off experience, net of recoveries, and on the aging of the accounts receivable balances. The collection policies and procedures of the Company vary by credit class and prior payment history of customers.

     Inventories

Inventories consist principally of wireless handsets and accessories and are valued at the lower of weighted-average cost or market value. Market value is determined using replacement cost. The Company maintains inventory valuation reserves for obsolescence and slow moving inventory. Reserves for obsolescence are determined based on analysis of inventory agings.

     Property, Plant and Equipment

Property, plant and equipment is stated at cost less accumulated depreciation and amortization. The cost of additions and substantial improvements is capitalized. The cost of maintenance and repairs is charged to operating expenses. Property, plant and equipment are depreciated using the straight-line method over their estimated useful lives. Effective January 1, 2001, the Company conformed the estimated useful lives with those used by its predecessor entities. These useful lives are applied to all assets purchased after January 1, 2001. This change did not have a material effect on the Company’s results of operations. Upon sale or retirement of an asset, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is recognized and included in operating results. Interest expense and network engineering costs incurred during the construction phase of the Company’s wireless network are capitalized as part of property, plant and equipment until the projects are completed and the assets are placed into service.

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

Intangible Assets

Intangible assets consist primarily of FCC licenses, the excess of consideration paid over the fair value of net assets acquired in purchase business combinations (goodwill) and customer lists. In 2001, goodwill and FCC licenses were amortized using the straight-line method over 40 years.

With the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets (SFAS 142), as of January 1, 2002, goodwill and other indefinite-lived intangible assets are not amortized. The Company has determined that FCC licenses should be treated as indefinite-lived

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

CINGULAR WIRELESS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in Millions)

intangible assets (see Note 4). No amortization was taken on goodwill and FCC licenses in 2002 and 2003, with the exception of FCC licenses used in the Mobitex data business. Customer lists represent values placed on customers of acquired businesses and have a finite life. The Company’s customer lists are amortized over a five-year period primarily using the straight-line method.

The Company tests goodwill and indefinite-lived intangible assets for impairment on an annual basis. Additionally, goodwill will be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the Company’s fair value below its carrying value. Indefinite-lived intangible assets will be tested between annual tests if events or changes in circumstances indicate that the asset might be impaired. These events or circumstances would include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. See Note 4 for discussion of the goodwill and indefinite-lived intangible asset impairment tests.

Valuation of Long-lived Assets

Long-lived assets, including property, plant and equipment and intangible assets with finite lives, are reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technological or other industry changes. In analyzing potential impairment, the Company uses projections of future cash flows from the asset group. These projections are based on the Company’s views of forecasted growth rates, anticipated future economic conditions, appropriate discount rates relative to risk, and estimates of residual values. For assets the Company intends to hold for use, if the total of the expected future undiscounted cash flows from the asset group is less than the carrying amount of the asset group, a loss is recognized for the difference between the fair value and carrying amount of the asset group. For assets the Company intends to dispose of, a loss is recognized if the carrying amount of the assets in the disposal group is more than fair value, net of the costs of disposal. The Company principally uses the discounted cash flow method to estimate the fair value of its long-lived assets. The discount rate applied to the undiscounted cash flows is consistent with the Company’s weighted-average cost of capital. See Note 12 for discussion of impairment losses recognized in 2002.

The Company periodically evaluates the useful lives of its wireless network equipment and other equipment and finite-lived intangible assets based on technological and other industry changes to determine whether events or changes in circumstances warrant revisions to the useful lives (see Notes 3 and 12).

Valuation of Investments

The Company holds equity interests in certain entities (see Note 5). These investments are accounted for under the equity method of accounting. In accordance with Accounting Principles Board (APB) Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, the Company periodically reviews its equity method investments for impairment. These reviews are performed to determine whether a decline in the fair value of an investment below its carrying value is deemed to be other than temporary.

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

CINGULAR WIRELESS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in Millions)

Deferred Financing Costs

In connection with the issuance of Senior Notes in December 2001 described in Note 8, the Company recorded $20 of deferred costs for underwriting fees and other related debt issuance costs. The net deferred financing costs were $19 and $17 at December 31, 2002 and 2003, respectively. These deferred financing costs are included in “Other assets” in the consolidated balance sheets and are amortized over the related terms of the notes using the straight-line method, which approximates the interest method.

Advertising Costs

Costs for advertising are expensed as incurred. Total advertising expenses were $509, $549 and $643 for the years ended December 31, 2001, 2002 and 2003, respectively.

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

New Accounting Standards

In January 2003, the FASB issued FIN 46. This standard clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to address the consolidation of certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries. For variable interest entities for which an enterprise holds a variable interest acquired before February 1, 2003, FIN 46 may be applied by restating previously issued financial statements or prospectively from the date of adoption. The Company adopted this new pronouncement effective January 1, 2003 and consolidated Salmon PCS LLC (Salmon). The Company did not restate any previously issued financial statements. The FASB revised FIN 46 in December 2003, which did not impact the Company. See Note 6 for further discussion of the consolidation of Salmon.

In November 2002, the EITF reached a consensus on Issue No. 00-21. The consensus addresses how to account for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. Revenue arrangements with multiple deliverables are required to be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

CINGULAR WIRELESS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in Millions)

values. The consensus also supersedes certain guidance set forth in SAB 101, which was amended in December 2003 by SAB 104. The final consensus is applicable to agreements entered into in quarters beginning after June 15, 2003. The Company adopted this new pronouncement effective July 1, 2003 and is applying the provisions of this statement on a prospective basis subsequent to that date. The impact to the Company’s financial position, results of operations, and cash flows would not have been materially different had the Company adopted this new pronouncement on January 1, 2001. The impact to the Company’s ongoing results of operations and cash flows as a result of adopting this statement is not material.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150). This statement establishes standards for how an issuer classifies and measures financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that instruments that are redeemable upon liquidation or termination of an issuing subsidiary that has a limited life are considered mandatorily redeemable shares in the financial statements of the parent. Accordingly, those non-controlling interests are required to be classified as liabilities and recorded at settlement value by SFAS 150. This statement was effective beginning July 1, 2003. As a result of concerns over implementation and measurement issues, on November 7, 2003, FASB Staff Position (FSP) FAS 150-3 was issued deferring the effective date for the measurement provisions of paragraphs 9 and 10 of SFAS 150, as they apply to mandatorily redeemable non-controlling interests (e.g., minority interests) of limited-life entities that are consolidated in the financial statements.

Certain of our consolidated entities with minority partners have finite lives. While there are no provisions in the entity charter agreements that require liquidation upon expiration of the entities’ stated lives, the guidance in SFAS 150 requires the minority interest to be recorded on the balance sheet at settlement value as if the minority interest will be liquidated at that time. The impact on the Company’s results of operations, financial position and cash flows is not material.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS 143). This statement requires the Company to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and capitalize that amount as part of the book value of the long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the Company either settles the obligation for its recorded amount or incurs a gain or loss. This statement is effective for financial statements for fiscal years beginning after June 15, 2002. The Company adopted this new pronouncement effective January 1, 2003.

The Company has certain legal obligations related to network infrastructure, principally tower assets, which fall within the scope of SFAS 143. These legal obligations include obligations to remediate leased land on which the Company’s network infrastructure assets are located.

The significant assumptions used in estimating our asset retirement obligations include the following: a 50% probability that our network infrastructure assets with asset retirement obligations will be remediated at the lessor’s directive, expected settlement dates that coincide with lease expiration dates plus estimates of lease extensions, remediation costs that are indicative of what third party vendors would charge the Company to remediate the sites, expected inflation rates that are consistent with historical inflation rates,

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

CINGULAR WIRELESS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in Millions)

and credit-adjusted risk-free rates that approximate the Company’s incremental borrowing rates. The adoption of SFAS 143 did not have a material impact on the Company’s individual financial statement line items or its consolidated financial statements taken as a whole. Accordingly, the Company did not record asset retirement obligations for network infrastructure assets given the insignificance of the Company’s estimated liability and related accretion and depreciation expense. The Company will continue to evaluate on a quarterly basis whether the estimated asset retirement obligations and related financial statement amounts continue to be immaterial in relation to the Company’s individual financial statement line items or its consolidated financial statements taken as a whole.

In December 2003, the FASB revised SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits (SFAS 132). This statement revised employers’ disclosure about pension plans and other postretirement benefit plans. It requires additional disclosures to those in the original SFAS 132 about the plan assets, benefit obligations, cash flows and net periodic benefit cost of defined benefit plans and other defined postretirement plans. This statement is effective for financial statements with fiscal years ending after December 15, 2003 and quarters beginning after December 15, 2003 (see Note 15). The Company adopted the statement in 2003.

     Comprehensive Income

Comprehensive income for the Company approximates net income for all periods presented. There are no significant components of other comprehensive income.

     Reclassifications

Certain amounts have been reclassified in the 2001 and 2002 consolidated financial statements to conform to the current year presentation.

The income statement for all periods presented has been reclassified to reflect billings to our customers for the USF and other regulatory fees as “Service revenues” and the related payments into the associated regulatory funds as “Cost of services” expenses. Operating income and net income for all prior periods have been unaffected. The amounts reclassified for 2001, 2002 and 2003 were $160, $176 and $337, respectively.

2.     Contributions, Acquisitions, Disposition and License Exchange

Contributions

In September and December of 2002, SBC and BellSouth made cash capital contributions to the Company totaling $499 for general corporate purposes.

In September 2001, SBC contributed its controlling 50% equity interest in Cellular Communications of Puerto Rico. In May 2001, an SBC affiliate contributed a minority interest in a Washington/Baltimore cellular operation. In March 2001, SBC contributed its interest in the operations and assets of a Michigan wireless business and certain assets of an SBC affiliate. The aggregate net book value of these contributions totaled $831.

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

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

As stipulated by the Contribution and Formation Agreement, amounts may be due to/from SBC or BellSouth to the extent that the carrying amounts of the net assets as of the contribution date are more/less than the agreed upon amount at formation. In 2001, the Company paid a net amount of $186, plus accrued interest from the date of contribution, to the members under these provisions.

     Acquisitions

On August 4, 2003, the Company executed an agreement with NextWave Telecom, Inc. (NextWave) and certain of its affiliates pursuant to which the Company would purchase FCC licenses for wireless spectrum in 34 markets from NextWave and its affiliates for $1,400 in cash. In September 2003, the U.S. Bankruptcy Court for the Southern District of New York approved the sale. The transaction is subject to various closing conditions, some of which are outside of the parties’ control. The transaction is expected to close in the first half of 2004.

In April 2002, the Company and an affiliate of SBC completed a transaction with T-Mobile USA, Inc. (T-Mobile) in which T-Mobile contributed assets for a 6% equity interest in the Company’s Puerto Rico wireless communications operations. No gain or loss was recognized on this transaction. This transaction resulted in a decrease in the Company’s ownership interest in the Puerto Rico business from 50% to 47%. Due to the fact that all existing control provisions have been retained by the Company, consolidation of the financial statements of the Puerto Rico business will continue. On each of the fifth, seventh and tenth anniversaries of this transaction, T-Mobile and the Company have fair market value put and call options, respectively, related to T-Mobile’s 6% equity interest.

In May 2001, the Company purchased from SBC for $151 a 10% minority interest in the Washington/Baltimore wireless business. Concurrent with this purchase, SBC also contributed a minority interest in the Washington/Baltimore operations held by an SBC affiliate. As a result of the purchase and contribution of minority interests from SBC, the Company holds a 100% interest in the Washington/Baltimore wireless business.

The minority interest acquisition was accounted for under the purchase method of accounting. Prior to the adoption of SFAS 142 on January 1, 2002, the purchase price in excess of the proportionate interest in the underlying fair value of identifiable net assets acquired was amortized using the straight-line method over a 20-year period. The acquisition of the minority interest did not have a significant impact on the

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

CINGULAR WIRELESS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in Millions)

consolidated results of operations for 2001, nor would it had it occurred on October 2, 2000, the original contribution date.

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

     License Exchange

In May 2001, the Company and T-Mobile exchanged licenses covering approximately 36 million people, referred to as “POPs,” each. The Company received licenses covering 10-MHz of spectrum for the New York major trading area (MTA) and for each of the St. Louis and Detroit BTAs. In exchange, the Company transferred to T-Mobile licenses covering 10-MHz out of the 30-MHz of spectrum that it owned in the Los Angeles and San Francisco MTAs, which include most of California and Nevada. This transaction was accounted for as a like-kind exchange at historical cost.

3.     Property, Plant and Equipment

Property, plant and equipment is summarized as follows:

		December 31,
	Estimated
	Useful Lives	2002	2003

	(In years)
Land	—	$60	$55
Buildings and building improvements	10-25	3,118	3,426
Operating and other equipment	5-10	12,097	14,797
Furniture and fixtures	3-10	1,595	1,395
Construction in progress	—	1,175	364

		18,045	20,037
Less: accumulated depreciation and amortization		(7,899)	(9,098)

Property, plant and equipment, net		$10,146	$10,939

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

CINGULAR WIRELESS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in Millions)

Depreciation expense and capitalized interest and network engineering costs incurred during the construction phase of the Company’s wireless network are summarized as follows:

	Year Ended December 31,

	2001	2002	2003

Depreciation expense	$1,514	$1,662	$1,927
Capitalized interest costs	13	19	15
Capitalized network engineering costs	87	127	103

The net book value of assets recorded under capital leases was $740 and $928 at December 31, 2002 and 2003, respectively. These capital leases principally relate to communications towers and other operating equipment. Amortization of assets recorded under capital leases is included in depreciation expense. Capital lease additions for the years ended December 31, 2001, 2002 and 2003 were $389, $121 and $143, respectively.

The Company’s cellular/PCS networks are currently equipped with digital transmission technologies known as Time Division Multiple Access (TDMA) technology and Global System for Mobile Communication (GSM) technology. The Company is currently in the process of overlaying GSM equipment throughout its TDMA markets to provide a common voice standard. At the same time, the Company is adding high-speed technologies for data services known as General Packet Radio Service (GPRS) and Enhanced Data Rates for GSM Evolution (EDGE). The GSM network overlay is substantially complete with 93% of the Company’s POPs currently with cellular or PCS service having access to GSM service at December 31, 2003. While the Company will continue to sell and market TDMA services for the foreseeable future, the amount of the future cash flows to be derived from the TDMA network assets is highly dependent upon the rate of transition of existing customers using TDMA equipment to GSM-capable equipment, as well as other competitive and technological factors. The TDMA network assets were generally depreciated over an eight-year period. Effective January 1, 2003, the Company implemented the results of a review of the estimated service lives of its remaining TDMA network assets. The Company determined that a reduction in the useful lives of TDMA assets was warranted based on the projected transition of network traffic to GSM technology. Useful lives were shortened to fully depreciate all TDMA equipment by December 31, 2008. TDMA equipment acquired after January 1, 2003 will have useful lives not to exceed six years. Depreciation expense increased by $91 for the year ended December 31, 2003 as a result of the change in estimate.

During 2002, the Company provided a $50 security deposit to a contract engineering vendor that is being utilized to construct the Company’s network. The security deposit bears interest at LIBOR plus 10 basis points and is collateralized by a bank letter of credit. The security deposit is included in “Other assets” in the consolidated balance sheets.

4.	Intangible Assets

Effective January 1, 2002, the Company adopted SFAS 142. In conjunction with this adoption, the Company reassessed the useful lives of previously recognized intangible assets. A significant portion of its intangible assets are FCC licenses that provide the Company with the exclusive right to utilize certain radio frequency spectrum to provide wireless communications services. While FCC licenses are issued for

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

CINGULAR WIRELESS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in Millions)

only a fixed time, generally ten years, such licenses are subject to renewal by the FCC. Renewals of FCC licenses have occurred routinely and at nominal cost. Moreover, the Company has determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful lives of its FCC licenses. As a result, the FCC licenses are treated as an indefinite-lived intangible asset under the provisions of SFAS 142 and are not amortized but rather are tested for impairment annually or when events and circumstances warrant. The Company continues to reevaluate the useful life determination for FCC licenses each reporting period to determine whether events and circumstances continue to support an indefinite useful life.

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

The Company completed the transition impairment test of goodwill as of January 1, 2002 using a two-step process. The first step screens for potential impairment, while the second step measures the amount of the impairment, if any. In the first quarter of 2002, the Company completed the first step of the goodwill impairment transition tests as of January 1, 2002 for its reporting units. For goodwill related to the Company’s cellular/PCS business, the first step indicated no impairment in value. For goodwill related to the Mobitex data business, the first step indicated an impairment in value. To measure any impairment, in the second quarter of 2002, the Company completed the second step of the goodwill impairment transition test for the Mobitex data business using a discounted cash flow approach. Based on the results of this test, the Company recognized an impairment of the entire goodwill balance related to its Mobitex data business, with a carrying value of $32, and reflected the impairment as a cumulative effect of a change in accounting principle in the first quarter of 2002. The Company believes that the decline in the fair value of its Mobitex business is due to the development of new wireless data technologies.

Using methodologies consistent with those applied for its transitional impairment tests performed as of January 1, 2002, the Company completed its annual impairment tests for goodwill and indefinite-lived intangible assets during the fourth quarter of 2002 and 2003. These annual impairment tests, prepared as of October 1, resulted in no impairment of the Company’s goodwill or indefinite-lived FCC licenses.

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

CINGULAR WIRELESS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in Millions)

Summarized below are the carrying values for the major classes of intangible assets that will continue to be amortized under SFAS 142, as well as the carrying values of those intangible assets which will no longer be amortized:

		December 31, 2002		December 31, 2003

		Gross		Gross
		Carrying	Accumulated	Carrying	Accumulated
	Useful Lives	Amount	Amortization	Amount	Amortization

Intangible assets subject to amortization:
FCC licenses used in Mobitex business	4 years	$28	$—	$28	$(7)
Customer lists	5 years	1,070	(771)	1,070	(920)
Other	3-5 years	145	(137)	147	(143)

Total		$1,243	$(908)	$1,245	$(1,070)

Intangible assets not subject to amortization:
FCC licenses		$7,359	$—	$7,748	$—

Goodwill		844	—	849	—

The weighted average estimated useful lives of intangible assets subject to amortization was 4.8 years for the year ended December 31, 2003, with remaining useful lives of approximately one year.

There was no significant change in the carrying value of goodwill for the year ended December 31, 2003.

The following table presents current and estimated amortization expense for each of the following periods:

Aggregate amortization expense for the year ended:
2002	$188
2003	162
Estimated amortization expense for the years ending:
2004	115
2005	49
2006	11

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

CINGULAR WIRELESS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in Millions)

The following table presents the Company’s 2001 results, which are presented on a basis comparable to the 2002 and 2003 results, adjusted to exclude amortization expense related to goodwill and indefinite-lived FCC licenses.

	Year Ended December 31,

	2001	2002	2003

Net income — as reported	$1,692	$1,207	$1,022
Add back: Goodwill amortization	28	—	—
Add back: License amortization	202	—	—

Net income — as adjusted	$1,922	$1,207	$1,022

In addition to the SFAS 142 intangible assets noted above, the Company recorded in 2003 $1 of intangible assets in connection with the recognition of an additional minimum liability for its Supplemental Retirement Plans as required by SFAS No. 87, Employers’ Accounting for Pensions (see Note 15).

5.	Investments in and Advances to Equity Affiliates

Prior to January 1, 2003, Salmon was accounted for as an equity method investment. See Note 6 for a discussion of the consolidation of Salmon. The Company has other investments in affiliates which do not meet the criteria for consolidation under FIN 46, nor for which the Company has a controlling interest. These investments are accounted for under the equity method of accounting. The most significant of these investments is GSM Facilities, LLC (GSMF), a jointly-controlled infrastructure venture with T-Mobile for networks in the New York City metropolitan area, California and Nevada.

Investments in and advances to equity affiliates consist of the following:

	December 31,

	2002	2003

Investment in GSMF	$1,966	$2,253
Investment in Salmon	236	—
Advances to Salmon, including accrued interest	101	—
Other	13	35

	$2,316	$2,288

GSMF

In November 2001, the Company and T-Mobile (the parties) formed GSMF and contributed portions of their existing network infrastructures in the California, Nevada and New York City metropolitan area markets. Management control of GSMF is vested in a four-member management committee, to which each company has the right to appoint two members. GSMF is not a variable interest entity as defined by FIN 46 nor does the Company have the unilateral ability to control any actions of GSMF. As a result, the Company’s interest in GSMF is accounted for as an equity investment. At formation, the Company contributed network assets to GSMF with a carrying value of $1,119, including capital lease obligations of

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

CINGULAR WIRELESS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in Millions)

$167. Both companies buy network services from GSMF but retain ownership and control of their own licenses in those markets. The Company and T-Mobile independently market their services to customers using their respective brand names and utilizing their own sales, marketing, billing and customer care operations. In July 2002, the Company began marketing its commercial service in the New York City market and T-Mobile began service in California and Nevada.

GSMF may be dissolved by its parties under a number of circumstances. Dissolution may occur at any time as a result of the unanimous decision by its parties; automatically upon the bankruptcy of one of its parties; upon the occurrence of certain material breaches of the venture agreements; upon a decree of judicial dissolution; or in the event of an acquisition transaction (as defined) involving one of the parties, at the election of the party that is involved in the acquisition transaction.

In the event of dissolution prior to May 1, 2005, for reasons other than mutual agreement or judicial decree, the party causing the dissolution event would be required to pay the other party $250. Additionally, if dissolution occurs prior to November 1, 2004, T-Mobile may elect to exchange certain spectrum licenses, or in lieu of such exchange, make a cash payment. If dissolution occurs after November 1, 2004, T-Mobile is required to exchange certain spectrum with Cingular.

In the event of dissolution after May 1, 2005, with the exception of dissolution upon mutual agreement, the party responsible for the dissolution event would be required to pay the other party $250. Under all dissolution circumstances after November 1, 2004, parties will have obligations to exchange certain spectrum licenses.

Additionally, in the event of dissolution, all outstanding capital settlements owed to the GSMF by the parties would require payment, the New York City market network assets would be distributed to T-Mobile, and the California/Nevada market network assets would be distributed to Cingular. Following these distributions, a determination would be made of each party’s capital account deficit or surplus, and a settlement would be made between the parties.

The Company and T-Mobile agreed to jointly fund capital expenditures of GSMF. Pursuant to the operating agreements, the Company and T-Mobile procure services and network equipment on behalf of GSMF in the respective markets. Network equipment is sold to GSMF at prices which are mutually agreed upon by the parties and which approximate fair value. The Company defers any resulting profits and records them as part of the Company’s investments in and advances to equity affiliates. The Company recognizes the intercompany profit over the estimated useful lives of the related assets as a reduction of equity in net loss of affiliates.

Capital contributions to GSMF are generally determined by the Company’s proportionate share of the annual capital expenditure requirements based on each party’s incremental growth in network usage, and such contributions are accounted for as an increase to the Company’s investment. During 2002 and 2003, the Company made net capital contributions to GSMF of $707 and $612, respectively. The Company had contractual commitments to contribute cash of $225 to GSMF in both 2002 and 2003. The contribution amounts above include $225 of cash contributions made by the Company in 2002 and 2003 in satisfaction of the Company’s contractual commitments.

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

CINGULAR WIRELESS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in Millions)

The Company incurs and charges to GSMF certain network operating costs. The monthly operating expenses of GSMF, including monthly cash payments made on tower capital lease obligations, are then charged back to the Company and T-Mobile based upon each party’s proportionate share of licensed spectrum in each market. Through a separate reciprocal home roaming agreement, the Company and T-Mobile charge each other for usage that is not in the same proportion as the spectrum-based allocations. This usage charge is primarily based upon the Company’s and T-Mobile’s share of the total minutes of use on the respective networks. These charges for network services are included in “Cost of services” in the consolidated statements of income. These transactions are summarized as follows:

	Year Ended December 31,

	2001	2002	2003

Network operating costs charged to GSMF	$33	$225	$320
Network services received based on usage	36	216	254

At December 31, the “Due to affiliates, net” caption in the consolidated balance sheets included the following amounts related to the transactions between the Company and GSMF:

	December 31,

Due (to) from for:	2002	2003

Settlement of Capital Obligations	$28	$(17)
Settlement of Operating Expenses	(13)	20

GSMF is expected to incur net losses due to depreciation and interest expense, which are not reimbursed by the Company or T-Mobile. For the years ended December 31, 2001, 2002 and 2003, the Company recorded equity in the net loss of GSMF of $32, $241, and $325, respectively. At December 31, 2003, the Company’s economic interest in GSMF approximated 70%.

At December 31, 2003, the Company remains obligated with respect to $28 of capital lease obligations included in the non-current liabilities caption of GSMF’s summarized balance sheet information below. These capital lease obligations relate to tower space leased from an affiliate of SBC (see Note 17).

Summarized financial information with respect to GSMF is as follows:

	December 31,

Balance Sheet Information	2002	2003

Current assets	$122	$9
Noncurrent assets	2,955	3,588
Current liabilities	122	9
Noncurrent liabilities	222	247
Net equity	2,733	3,341

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

CINGULAR WIRELESS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in Millions)

	Year Ended December 31,

Income Statement Informations	2001(a)	2002	2003

Revenues	$50	$325	$451
Costs and expenses (excluding depreciation)	49	315	438
Depreciation expense	41	324	454
Operating loss	(40)	(314)	(441)
Interest expense	2	17	19
Net loss	(42)	(331)	(465)

(a)	Period from November 1, 2001 (inception) through December 31, 2001.

6.     Salmon

In November 2000, the Company and Crowley Digital Wireless, LLC (Crowley Digital) entered into an agreement, pursuant to which Salmon was formed to bid as a “very small business” for certain 1900 MHz band PCS licenses auctioned by the FCC. The auction ended in January 2001. Salmon was the successful bidder for, and at the conclusion of the auction proceedings was granted, 45 licenses, for which Salmon paid $241. Salmon was also the successful bidder for 34 other licenses reclaimed from carriers in bankruptcy and auctioned by the FCC. In December 2002, following protracted bankruptcy court proceedings the FCC released Salmon from its purchase obligation and returned Salmon’s remaining down payment on the 34 licenses. In January 2003, after a protracted legal challenge by Nextwave, the U.S. Supreme Court invalidated the auction results related to the challenged licenses. The FCC’s grant of the 45 unchallenged licenses was not affected by this decision.

The Company made secured loans to Salmon to fund the purchase of the 45 licenses. Net advances and loans made for the years ended December 31, 2001 and 2002 were $240 and $25, respectively. In 2002, the FCC refunded to Salmon the auction deposits pertaining to the 34 challenged licenses referred to in the preceding paragraph and Salmon used these proceeds to repay $421 in principal and interest to the Company. The Company recognized interest income on the loan balances of $41 and $22 for the years ended December 31, 2001 and 2002, respectively.

Crowley Digital has the right to put its approximate 20% interest in Salmon to the Company at a cash price equal to Crowley Digital’s initial investment plus a specified rate of return. The put right can be exercised at certain times, and the Company estimates that the earliest exercise period will begin in February 2006 and the latest exercise period will end in April 2008. The fair value of this put obligation, estimated at $126 and $139 as of December 31, 2002 and 2003, respectively, is included in “Other noncurrent liabilities” in the consolidated balance sheets.

Management control of Salmon is vested in Crowley Digital under the terms of Salmon’s limited liability company agreement as Crowley Digital appoints three of the five members of Salmon’s management committee. The Company does not have the unilateral ability to control any actions by Salmon. As a result, the Company’s approximate 80% non-controlling voting interest in Salmon had historically been accounted for as an equity method investment through December 31, 2002. For the years ended

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

CINGULAR WIRELESS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in Millions)

December 31, 2001 and 2002, the Company recorded equity losses of $43 and $29, respectively, associated with its investment in Salmon.

As described in Note 1, the Company adopted the provisions of FIN 46, effective January 1, 2003. The Company determined that Salmon meets the definition of a variable interest entity and that the Company is the primary beneficiary of the Salmon variable interests. Accordingly, the Company consolidated the financial position, results of operations and cash flows of Salmon, effective January 1, 2003. Consolidation of Salmon in the Company’s financial statements is solely for purposes of complying with FIN 46 and does not reflect any change in voting control over Salmon. The Company initially measured the assets, liabilities and noncontrolling interests of Salmon at their carrying amounts. The equity interest of Crowley Digital is included in minority interests in the accompanying consolidated financial statements. The Company did not restate any previously issued financial statements. The following pro forma information presents the financial position of the Company as if Salmon had been consolidated, effective January 1, 2002.

		Impact of	Consolidated
Balance Sheet Information as of	Cingular	Salmon	with
December 31, 2002	Wireless LLC	Consolidation	Salmon

Current assets	$2,731	$1	$2,732
FCC licenses, net	7,387	358	7,745
Investments in and advances to equity affiliates	2,316	(337)	1,979
Other long-term assets	11,688	13	11,701
Liabilities	16,014	1	16,015
Minority interests in consolidated entities	567	34	601
Members’ capital	7,541	—	7,541

The income statement and cash flow impacts of the Salmon consolidation for the year ended December 31, 2002 would not have been material.

7.     Accrued Liabilities

Accrued liabilities are summarized as follows:

	December 31,

	2002	2003

Accrued fixed asset purchases	$443	$498
Taxes, other than income	231	355
Payroll and other related liabilities	169	256
Agent commissions	158	170
Advertising	38	88
Other	169	229

Total accrued liabilities	$1,208	$1,596

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

CINGULAR WIRELESS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in Millions)

8.     Debt

Commercial Paper Program and Revolving Credit Facility

At December 31, 2002 and 2003, the Company had a commercial paper program and an unsecured 364-day revolving bank credit facility of $1,500 and $1,000, respectively, to support the commercial paper program. The credit facility gives the Company the option to convert any revolving loans outstanding on the maturity date to one-year term loans. JPMorgan Chase Bank serves as administrative agent for the facility. The bank credit facility contains customary events of default and covenants, including a covenant to maintain a specified leverage ratio (as defined), a limitation on mergers and sale of all or substantially all of the Company’s assets and a negative pledge. The Company is in compliance with all such ratios and covenants under the bank credit facility. The credit agreement provides that each lender will have the option to terminate its commitment to make additional loans and declare all outstanding amounts to be due and payable upon a change in control (as defined) of the Company or upon the consummation of a merger or similar transaction involving the Company or Cingular Wireless Corporation, the Company’s manager, with any of the five other largest wireless carriers in the United States, determined based on the number of customers of such carriers as of June 30, 2003. The current credit facility expires November 15, 2004. At December 31, 2002 and 2003, the Company had no outstanding borrowings under the commercial paper program or the credit facility.

Accounts Receivable Secured Borrowing

In December 2003, the Company established an accounts receivable secured borrowing program that it can use to obtain financing not to exceed $400, collateralized by customer trade accounts receivable and related contract rights. The program is a 364-day financing arrangement that is renewable with the consent of the facility lenders. Under the program, designated Company entities can sell their customer trade accounts receivable and related contract rights on a non-recourse, revolving basis to the Company’s special-purpose, wholly owned, bankruptcy-remote subsidiary. This subsidiary has pledged its interest in these receivables to, and may borrow against these receivables from, asset-backed commercial paper conduit lenders, whose obligations to issue commercial paper and lend the proceeds to the subsidiary are backed up by commitments from commercial banks. Loans will be made to the subsidiary at varying interest rates based on the ratings of the Company’s senior notes. The Company intends to use the proceeds from this financing arrangement for general corporate purposes, including the acquisition of the spectrum licenses from NextWave. This financing arrangement is subject to customary securitization covenants, does not have a termination provision that is based on the credit ratings of the Company’s senior unsecured long-term notes and will be recorded as an on-balance sheet transaction. As of December 31, 2003, the Company was in compliance with the covenants and had no amounts outstanding under this financing arrangement.

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

CINGULAR WIRELESS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in Millions)

Long-Term Debt

Long-term debt is summarized as follows:

	December 31,

	2002	2003

Due to affiliates	$9,678	$9,678
Due to external parties:
5.625% Senior Notes, due December 2006	500	500
6.5% Senior Notes, due December 2011	750	750
7.125% Senior Notes, due December 2031	750	750
Capital leases, 6.0% to 9.6%	778	908
Capital leases, Japanese Yen and U.S. Dollar denominated, 4.55% — 7.08% in 2002 and 4.86% — 7.08% in 2003	83	47
Other	64	64

Total long-term debt, including discount and current maturities	12,603	12,697
Unamortized discount on Senior Notes	(12)	(11)
Debt maturing within one year	(45)	(95)
Interest rate swap fair value adjustment (see Note 9)	—	1

Total long-term debt	$12,546	$12,592

Debt due to Affiliates

The debt due to affiliates represents the net amount of debt due to SBC and BellSouth. Interest accrues and is payable monthly. Interest expense on the affiliate loans for the years ended December 31, 2001, 2002 and 2003 was $735, $726 and $653, respectively. As of July 1, 2003, the Company executed amended, restated and consolidated subordinated promissory notes to modify the terms of the Company’s member loans. The amendment reduced the fixed interest rate from 7.5% to 6.0% and extended the maturity date to June 30, 2008. The Company may, however, prepay the affiliate loans at any time, subject to the provisions described below, or further extend their maturity to the extent required in connection with the credit facility, if approved by SBC and BellSouth.

SBC and BellSouth have agreed to subordinate their repayment rights applicable to the affiliate loans to the repayment rights of the Company’s senior debt. Senior debt includes the Company’s Senior Notes, commercial paper, any debt outstanding under its bank credit facility, as well as bank notes and other borrowings from external parties designated as such and to which SBC and BellSouth have specifically agreed to be subordinate. The payment of principal and interest on the subordinated affiliate loans by the Company is prohibited in the event of bankruptcy or an event of default in the payment or prepayment of any principal of or interest on any senior debt, or in the event of an acceleration of the subordinated debt upon its default, until the senior debt has been repaid in full. The payment of principal and interest on the subordinated affiliate loans is also prohibited, with limited exceptions, during a covenant or other non-

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

CINGULAR WIRELESS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in Millions)

payment default under the credit facility (unless waived by the banks), but may continue during a non-payment default on the Senior Notes or other senior debt.

Senior Notes

In December 2001, the Company completed the private placement of $2,000 of Senior Notes under Regulation D of the Securities Act of 1933. The Senior Notes are unsecured obligations and rank equally with all other unsecured and unsubordinated indebtedness. In 2002, the Company filed with the SEC a registration statement on Form S-4 pertaining to the exchange of the private placement Senior Notes for Senior Notes that are registered under the securities laws in identical principal amounts and with substantially identical terms. Interest on the Senior Notes is payable in arrears semi-annually on June 15 and December 15.

The Senior Notes are governed by an indenture with J.P. Morgan Trust Company, N.A., which acts as trustee. The indenture provides that the Company will not subject its property or assets to any mortgage or other encumbrance unless the Senior Notes are secured equally and ratably with other indebtedness that is secured by that property or assets. There is no sinking fund or mandatory redemption applicable to the Senior Notes. The Senior Notes are redeemable, in whole or in part, at any time at a price equal to their principal amount plus any accrued interest and any “make-whole” premium, which is designed to compensate the investors for early payment of their investment. The premium is the excess of (i) the present value of all future scheduled principal and interest payments of the Senior Notes to be redeemed, calculated by discounting the aggregate amount of such payments by a percentage factor related to the yield to maturity on U.S. Treasury securities equal to the then remaining maturity of the Senior Notes being prepaid, over (ii) the principal amount of the Notes to be redeemed.

Capital Leases

The Company has entered into capital leases primarily for the use of communications towers. See Note 17 for further discussions regarding these towers.

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

CINGULAR WIRELESS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in Millions)

Maturities of Long-Term Debt

Maturities of long-term debt outstanding, including capital lease obligations, at December 31, 2003 are summarized below:

	Debt	Capital Leases	Total

Maturities:
2004	$51	$130	$181
2005	3	91	94
2006	503	89	592
2007	3	91	94
2008	9,681	94	9,775
Thereafter	1,501	2,335	3,836

Total minimum payments	11,742	2,830	14,572
Less capital lease imputed interest	—	1,444	1,444
Less capital lease executory costs	—	431	431

Total obligations	$11,742	$955	$12,697
Less current portion	51	44	95

Total long-term obligations	$11,691	$911	$12,602

Fair Value of Long-Term Debt

At December 31, 2002 and 2003, the fair value of the Senior Notes was $2,121 and $2,156, respectively, based on their quoted market prices. The carrying value of the long-term debt due to affiliates approximates fair value since the Company may prepay the debt at any time, without penalty.

Cash Paid for Interest

Cash paid for interest on debt for the years ended December 31, 2001, 2002 and 2003 was $883, $905 and $862, respectively. These amounts include cash paid for interest on debt due to affiliates of $805, $726 and $665 for the years ended December 31, 2001, 2002 and 2003, respectively.

9.     Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, advanced billing and customer deposits and other current liabilities are reasonable estimates of their fair value due to the short-term nature of these instruments.

In March 2003, the Company entered into two interest rate swap contracts with banks to convert a portion of the fixed rate exposure on its five year senior notes due December 15, 2006 to variable rates without an exchange of the underlying principal amount. The Company uses interest rate swaps to manage its interest rate exposure on its debt obligations. Under the terms of the interest rate swap contracts, the Company

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

CINGULAR WIRELESS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in Millions)

receives interest at a fixed rate of 5.625% and pays interest at a variable rate equal to the six-month LIBOR plus a specified margin, based on an aggregate notional amount of $250. The six-month LIBOR rate on each semi-annual reset date determines the variable portion of the interest rate swaps. For the year ended December 31, 2003, the effective interest rate associated with this notional amount was 4.02%.

The Company has designated the swaps as fair value hedges of its fixed rate debt. The terms of the interest rate swap contracts and hedged items are such that effectiveness can be measured using the short-cut method defined in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). Hedge ineffectiveness, as determined in accordance with SFAS 133, had no impact on results of operations for the year ended December 31, 2003.

In accordance with SFAS 133, the Company recorded a fair value adjustment to the portion of its fixed rate long-term debt that is hedged. This fair value adjustment was recorded as an increase to Long-term debt, with the related value for the interest rate swaps’ non-current portion recorded in “Other assets”. Interest rate differentials associated with these interest rate swaps are recorded as an adjustment to a current asset or liability, with the offset to interest expense over the life of the interest rate swaps. The Company does not invest in derivative instruments for trading purposes.

The Company maintains foreign exchange-forward contracts to hedge exposures to foreign exchange risk associated with Japanese Yen-denominated capital lease obligations. The contracts generally require the Company to exchange U.S. dollars for Japanese Yen at maturity at rates agreed to at the inception of the contracts. The contracts, which have an aggregate notional amount of $110 and $62, respectively, at December 31, 2002 and 2003, expire at various dates through 2005. The notional amount of the foreign exchange-forward contracts equals the future minimum lease payments required to be paid in Japanese Yen. The contracts are designated as cash flow hedges in accordance with SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Instruments. The fair values of the foreign exchange-forward contracts were losses of $35 and $15 at December 31, 2002 and 2003, respectively, and are included in “Accrued liabilities” and “Other noncurrent liabilities” depending on the timing of the future contract payments. The impact to other comprehensive income for all years presented was not material.

The Company could be at risk if the counterparties to the foreign exchange-forward contracts do not contractually comply. Should the counterparties not comply, the ultimate impacts will be a function of the difference, if any, in the cost of acquiring Japanese Yen at maturity versus the contractually agreed upon price.

10.     Concentrations of Risk

The Company relies on local and long-distance telephone companies and other companies to provide certain communications services. Although management believes alternative telecommunications facilities could be found in a timely manner, any disruption of these services could potentially have an adverse impact on operating results.

The Company relies on roaming agreements with other wireless carriers to permit the Company’s customers to use their GSM/GPRS and TDMA networks in areas not covered by the Company’s networks. If these providers decide not to continue those agreements due to a change in ownership or other circumstance, this could cause a loss of service in certain areas and possible loss of customers.

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

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

Although the Company attempts to maintain multiple vendors to the extent practicable, its handset inventory and network infrastructure equipment, which are important components of its operations, are currently acquired from only a few sources. If the suppliers are unable to meet the Company’s needs as it continues to build out and upgrade its network infrastructure and sell service and handsets, delays and increased costs in the expansion of the Company’s network infrastructure or losses of potential customers could result, which would adversely affect operating results.

Financial instruments that potentially subject the Company to credit risks consist principally of trade accounts receivable. Concentrations of credit risk with respect to these receivables are limited due to the composition of the customer base, which includes a large number of individuals and businesses. No customer accounted for more than 10% of consolidated revenues in all years presented.

Approximately 22,000, or 56%, of the Company’s employees are represented by the Communications Workers of America, with contracts expiring on various dates between February 2004 and February 2007. Approximately 20% of the Company’s employees are covered by contracts that will expire within one year of December 31, 2003. Most of the contracts contain no-strike clauses. In most areas of the country and with most job titles, the Company is contractually required to maintain a position of neutrality and to allow card-check balloting with respect to unionization and support the determination of its employees.

11.     Related Party Transactions

In addition to the affiliate transactions described elsewhere in these financial statements, other significant transactions with related parties are summarized in the succeeding paragraphs.

On October 2, 2000, the Company entered into a transition services agreement with BellSouth and SBC, pursuant to which BellSouth and SBC each provided transition services and products for a limited period of time. The services provided by both BellSouth and SBC included government and regulatory affairs, finance, compensation and benefit accounting, human resources, internal audit, risk management, technical support, marketing, research and development, procurement, real estate, legal, security and tax. The fees were determined based upon the costs of providing the expected level of services. As of December 31, 2001, the Company had terminated most of these arrangements and assumed the services internally. These charges are primarily included in “Selling, general and administrative” in the consolidated statements of income.

The Company also entered into wireless agency agreements with subsidiaries of SBC and BellSouth. Such subsidiaries and any of their affiliates that make an election to do so may act as authorized agents exclusively on the Company’s behalf for the sale of its wireless services to customers in SBC’s and BellSouth’s respective incumbent service territories. The Company is free to contract with other agents, including retailers and other distributors, for the sale of its wireless services in these territories and elsewhere throughout the United States. In addition to the unilateral rights of SBC and BellSouth and their affiliates to terminate and to the Company’s right to terminate in certain events, each wireless agency

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

CINGULAR WIRELESS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in Millions)

agreement terminates upon breach, mutual agreement of the parties or on December 31, 2050. Agent commissions and compensation charges are included in “Selling, general and administrative” in the consolidated statements of income.

The Company incurred local interconnect and long distance charges from SBC and BellSouth and their affiliates, which are included in “Cost of services” in the consolidated statements of income.

The Company incurred telecommunication and other charges from SBC and BellSouth and their affiliates. These charges are primarily included in “Selling, general and administrative” in the consolidated statements of income.

Related party charges incurred by the Company are summarized as follows:

	Year Ended December 31,

Type of Service	2001	2002	2003

Transition services	$267	$17	$—
Agent commissions and compensation	33	46	103
Interconnect and long distance	385	663	815
Other services	44	68	77

The Company had receivables from affiliates of $97 and $81 and payables to affiliates of $142 and $135 at December 31, 2002 and 2003, respectively, primarily with SBC and BellSouth (see Note 5).

12.	Impairment of Long-lived Assets

During the fourth quarter of 2002, the Company evaluated the recoverability of the long-lived assets, including property, plant, and equipment and FCC licenses, of its Mobitex data business. While the business continues to generate positive operating cash flows, the timing of the Company’s migration to data services over its cellular/PCS networks, as well as other competitive and technological factors, have decreased the cash flows that the Company expected to generate from continuing to operate the Mobitex data network. In the fourth quarter of 2002, the Company determined that the estimated future undiscounted cash flows were less than the carrying value of the Mobitex data business long-lived assets. Accordingly, the Company adjusted the carrying value of the Mobitex data business long-lived assets to their estimated fair value, resulting in a non-cash impairment loss of $104. Fair value was determined using a discounted cash flow approach. The impairment loss is included in “Cost of services” in the consolidated statement of income. The impairment loss was comprised of $71 of property, plant and equipment and $33 of FCC licenses. In conjunction with the impairment test, the Company reviewed the remaining useful lives of the Mobitex data business long-lived assets and determined the lives to be appropriate. During the fourth quarter of 2003, the Company evaluated the recoverability of the long-lived assets of its Mobitex data business and determined no additional impairment existed.

The Company’s cellular/PCS networks utilize two digital transmission technologies, TDMA and GSM. Additionally, the TDMA technologies are deployed over two different spectrum frequencies, 850 MHz (cellular) and 1900 MHz (PCS). As discussed in Note 3, the Company is currently in the process of adding GSM equipment throughout its TDMA markets to provide a common voice standard and to add technologies for high-speed data services. In the fourth quarter of 2002, the Company finalized market

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

CINGULAR WIRELESS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in Millions)

specific execution strategies concurrent with the development and approval of the 2003 capital budget. In general, the Company believes it has adequate spectrum depth in its 850 MHz markets to operate both technologies.

In several smaller PCS markets, where the Company has only 10 MHz of available spectrum, it does not have adequate spectrum depth to concurrently provide wireless services using both technologies. In these markets the Company must retire the TDMA network assets in order to deploy GSM technology. The TDMA technology assets used in 1900 MHz markets are frequency specific and cannot be redeployed for use in the Company’s other 850 MHz markets. Due to the anticipated near-term removal of these assets from service during the period ranging from the third quarter of 2003 to the fourth quarter of 2004, the Company performed an impairment test as required by SFAS 144 to determine whether the future cash flows of these markets were sufficient to recover the carrying value of the related TDMA assets as of December 31, 2002. In the fourth quarter of 2002, the Company recognized a non-cash impairment charge of $47 related to its 1900 MHz TDMA assets in ten markets located in the southeastern and southwestern United States. The impairment loss was measured as the difference between the carrying value of these assets at December 31, 2002 and their fair value. Fair value was determined using a discounted cash flow approach. The impairment loss is included in “Cost of services” in the consolidated statement of income. Additionally, the Company shortened the remaining useful lives of the assets in these markets effective January 1, 2003.

13.	Reorganization Costs

In August 2002, the Company announced plans to reorganize its sales operations and to reduce its workforce in these and other functional areas of the business. It was expected that approximately 2,500 to 3,000 positions (employees, contractors and temporary personnel) would be eliminated, with more than one-third occurring through the elimination of temporary positions and normal attrition. Substantially all employees affected received notification in September 2002. Approximately 1,600 employees were terminated under this reorganization plan. Employee severance costs were accounted for in accordance with SFAS No. 112, Employers’ Accounting for Postemployment Benefits. For other costs of the reorganization, the Company adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, in 2002 and accounts for the costs of the reorganization when the liability is incurred. The costs associated with the reorganization were not expected to exceed $70. As of June 30, 2003, substantially all activities associated with this reorganization had been completed. Reorganization costs for the years ended December 31, 2002 and 2003 were $41 and $21, respectively. A historical summary of

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

CINGULAR WIRELESS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in Millions)

total expected costs to be incurred and the amounts incurred during the six months ended June 30, 2003 and cumulative through June 30, 2003 is presented in the table below.

	Original	Costs Incurred
	Estimate of	During Six	Cumulative Costs
	Costs Expected	Months Ended	Incurred through
	to be Incurred	June 30, 2003	June 30, 2003

Termination Benefits:
Severance and related costs	$31	$1	$30
Outplacement	1	2	2
OPEB curtailment gain	(1)	—	(1)
Contract Termination Costs:
Lease terminations	14	9	13
Write-offs of leasehold improvements	11	5	9
Other Associated Costs:
Relocation and other	14	4	9

Total	$70	$21	$62

Costs incurred in 2002 and 2003 in connection with this reorganization plan are principally reflected in “Selling, general and administrative” expenses in the consolidated statements of income.

At December 31, 2003, $9 remains unpaid and is recorded in current liabilities in the consolidated balance sheet.

14.     Income Taxes

Substantially all of the operating units controlled and consolidated by the Company are either partnerships or limited liability entities that are disregarded entities or taxed as partnerships under federal and state income tax laws. Therefore, income tax items flow through to the members or partners. However, the Company has corporate subsidiaries and LLC subsidiaries that are income taxpayers in some jurisdictions and will record income tax expense. Income tax expense for the years ended December 31, 2001, 2002, and 2003 was $8, $12 and $28, respectively.

The Company is required to make periodic distributions to its members on a pro rata basis in accordance with each member’s ownership interests in amounts sufficient to permit members to pay the tax liabilities resulting from allocations of income tax items from the Company (see Note 2).

At December 31, 2002 and 2003, the reported amounts of the Company’s net assets exceeded their tax bases by approximately $10,100 and $12,400, respectively. This basis differential is principally attributable to the tax rules used to determine depreciation and amortization of property, plant and equipment and intangible assets.

At December 31, 2002 and 2003, deferred tax liabilities of $180 and $190 are included in “Other noncurrent liabilities” in the consolidated balance sheets. Of these amounts, $169 and $177 are attributable

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

CINGULAR WIRELESS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in Millions)

to the Puerto Rico wireless operations. These Puerto Rico deferred tax liabilities principally relate to book and tax basis differences on intangible assets.

15.	Employee Benefits

In conjunction with the contribution of their U.S. wireless assets and operations to the Company, SBC and BellSouth transferred their respective wireless employees and related obligations and liabilities to one or more of their wholly-owned subsidiaries, which were leasing companies. Under employee leasing agreements, the leasing companies agreed to lease all of their employees and any employees hired after October 2, 2000 to the Company until the leasing companies were contributed to the Company. During this period, the employees were solely employed by the leasing companies and participated in their respective member company employee benefit plans. The leasing companies assumed from each of BellSouth and SBC and their respective affiliates certain employment-related obligations and liabilities relating to the member companies’ compensation and benefit plans prior to their contribution. For the year ended December 31, 2001, prior to their contribution to the Company, the leasing companies billed the Company $1,452 for payroll costs including payroll taxes, benefits and relocation costs. In October and December 2001, the leasing companies were contributed to the Company.

Pensions and Post-Retirement Benefits

Substantially all of the Company’s employees are covered by one of two noncontributory qualified pension plans. Participation in the Company’s plans commenced November 1, 2001, following the initial contribution of leasing companies to the Company. In connection with this contribution of the leasing companies to the Company, SBC and BellSouth transferred pension assets from the qualified trusts to the trusts established for the Company’s pension plans.

Nonbargained and some bargained employees participate in a cash balance plan, under which they can elect to receive their pensions in a lump sum. The pension benefit formula for most bargained employees is based on a flat dollar amount per year of service according to job classification, and these benefits are typically paid as an annuity.

The projected benefit obligation of the Company’s pension plans is the actuarial present value of all benefits attributed by the pension benefit formula to previously rendered employee service. It is measured based on assumptions concerning future interest rates, employee compensation levels, retirement date and mortality. Actual experience may differ from the actuarial assumptions, and the benefit obligation will be affected. The Company uses a December 31 measurement date for its plans.

Nonbargained employees and their covered dependents who meet certain eligibility requirements will be provided access to post-retirement medical and dental benefits at no cost to the Company. For bargained employees and a closed group of nonbargained transitional employees, the Company provides certain retiree medical, dental and life insurance benefits under various plans and accrues actuarially determined post-retirement benefit costs as active employees earn these benefits. These post-retirement plans are not funded.

In January 2004, the FASB issued preliminary guidance (FSP FAS 106-1) on how employers should account for provisions of the recently enacted Medicare Act. The Medicare Act allows employers who

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

CINGULAR WIRELESS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in Millions)

sponsor a post-retirement health care plan that provides a prescription drug benefit to receive a subsidy for the cost of providing that drug benefit. The Company elected to defer recognizing the effects of the Medicare Act in accounting for its post-retirement benefit plans, therefore, the net periodic post-retirement benefit cost and accumulated post-retirement benefit obligation in the financial statements and accompanying notes do not reflect the effects of the Medicare Act. Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require the Company to change previously reported information.

Obligations and Funded Status

The pension plan and post-retirement benefit plan funded status and amounts recognized in the consolidated balance sheets at December 31, 2002 and 2003 are as follows:

	Pension		Post-Retirement
	December 31,		December 31,

	2002	2003	2002	2003

Change in Benefit Obligation
Benefit obligation at beginning of year	$345	$413	$65	$84
Service cost	62	61	6	9
Interest cost	24	24	4	6
Amendments	1	(1)	—	(2)
Actuarial loss	1	18	10	17
Curtailments	—	—	(1)	—
Benefits paid	(20)	(59)	—	—

Benefit obligation at end of year	$413	$456	$84	$114

	Pension		Post-Retirement
	December 31,		December 31,

	2002	2003	2002	2003

Change in Plan Assets
Fair value of plan assets at beginning of year	$508	$450	$—	$—
Plan assets due from members	6	—	—	—
Actual return on plan assets	(44)	103	—	—
Employer contribution	—	16	—	—
Benefits paid	(20)	(59)	—	—

Fair value of plan assets at end of year	$450	$510	$—	$—

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

CINGULAR WIRELESS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in Millions)

	Pension		Post-Retirement
	December 31,		December 31,

	2002	2003	2002	2003

Funded status	$37	$54	$(84)	$(114)
Unrecognized transition asset	—	—	1	—
Unrecognized prior service cost	20	15	9	6
Unrecognized net actuarial loss	51	3	14	31

Prepaid pension cost and accrued post-retirement benefit obligation	$108	$72	$(60)	$(77)

The accumulated benefit obligation for the pension plans was $391 and $435 at December 31, 2002 and 2003, respectively.

Components of Net Periodic Pension Cost

Net pension expense and post-retirement benefit expense recognized subsequent to the contribution of the leasing companies is composed of the following:

	Pension			Post-Retirement

	2001	2002	2003	2001	2002	2003

Service cost	$3	$62	$61	$1	$6	$9
Interest cost	2	24	24	—	4	6
Expected return on plan assets	—	(27)	(36)	—	—	—
Amortization of prior service cost	—	3	3	—	2	1
Recognized actuarial gain	—	—	—	—	—	1

Net expense	$5	$62	$52	$1	$12	$17

Curtailment and termination benefits					(1)	—

Adjusted net post-retirement benefit expense					$11	$17

Assumptions

Significant weighted-average assumptions used in developing pension and post-retirement benefit obligations at December 31 include:

			Post-
	Pension		Retirement

	2002	2003	2002	2003

Discount rate	6.75%	6.25%	6.75%	6.25%
Composite rate of compensation increase	7.00%	6.00%	7.00%	6.00%

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

CINGULAR WIRELESS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in Millions)

Significant weighted-average assumptions used to determine net periodic pension and post-retirement cost for the years ended December 31 include:

	Pension			Post-Retirement

	2001	2002	2003	2001	2002	2003

Discount rate	7.75%	7.25%	6.75%	7.75%	7.25%	6.75%
Expected long-term return on plan assets	8.50%	8.50%	8.50%	—	—	—
Composite rate of compensation increase	7.00%	7.00%	6.00%	7.00%	7.00%	6.00%

The expected long-term rate of return on assets was derived using data from investment managers and actuaries and reflects the average rate of earnings expected on the funds invested, or to be invested, to provide for the benefits included in the projected benefit obligations. The Company considers many factors that include, but are not limited to current market information on long-term returns (e.g., long-term bond rates) and current and target asset allocations between asset categories. The target asset allocation is determined based on consultations with external investment advisors.

Assumed health care cost trend rates at December 31 are as follows:

	2002		2003

	Pre-age	Post-age	Pre-age	Post-age
	65	65	65	65

Health care cost trend rate assumed for next year	10.00%	11.00%	10.00%	11.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.00%	5.00%
Year the rate reaches the ultimate trend rate	2010	2010	2011	2011

The assumed dental cost trend rate is 5.0% in 2004 and future years. A one percentage-point change in the assumed health care cost trend rate would have the following effects:

	One Percentage-	One Percentage-
	Point Increase	Point Decrease

Effect on total of service and interest cost components	$3	$(2)
Effect on post-retirement benefit obligation	21	(16)

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

CINGULAR WIRELESS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in Millions)

Plan Assets

The Company’s pension plans asset allocations at December 31, by asset category are as follows:

	Plan Assets at
	December 31,

	2002	2003

Asset Category
Equity securities	55%	66%
Debt securities	30	28
Cash	15	1
Other	—	5

Total	100%	100%

The investment goal of the plans is to ensure the availability of funds for the liabilities as they become due and to meet the objectives with a prudent risk profile, diversification and diligent management in accordance with applicable statutory and regulatory constraints. Target allocations for the pension plans are 35% large cap equity (range of 30 — 40%), 10% small/mid cap equity (range of 5 — 15%), 15% international equity (range of 10 — 20%), 30% domestic fixed income (range of 25 — 30%), 10 % alternative investments (range 5 — 15%) and 0% cash (0 — 2%) range. The alternative investment allocation is comprised of absolute return strategies. Absolute return strategies are designed to return cash plus a premium regardless of market direction and are included in the portfolio for diversification purposes. Prohibited investments are outlined in each individual manager agreement and derivatives are allowed if in compliance with internal derivative policy. Derivatives may be used as a substitute for physical investing or to manage duration and currency risk. Performance is reviewed on a monthly basis.

Contributions

The Company does not expect to make any contributions to its pension plans and its post-retirement benefit plans in 2004.

Defined Contribution Plans

The Company maintains several contributory savings plans that cover substantially all employees. Effective December 31, 2002, the plan covering bargained employees was merged into the plan covering nonbargained employees. Participation in the plans commenced November 1, 2001, following the contribution of leasing companies to the Company. Contributions made by the Company and the related costs are determined as a percentage of covered employees’ eligible contributions to the plans and totaled $56 in 2002 and $46 in 2003.

Supplemental Retirement Plans

The Company has also assumed the liabilities related to nonqualified, unfunded supplemental retirement plans for senior executives previously employed by SBC affiliates. Expenses related to these plans were less

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

CINGULAR WIRELESS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in Millions)

than $2 in all years presented. Liabilities of $7 and $8 related to these plans, which include an additional minimum pension liability of $2, have been included in “Other noncurrent liabilities” in the consolidated balance sheets at December 31, 2002 and 2003, respectively. The consolidated balance sheet also includes $1 in “Other intangible assets, net” at December 31, 2003 related to these plans.

Deferred Compensation Plan

The Company also provides certain management employees with a nonqualified, unfunded deferred compensation plan. The plan allows eligible participants to defer some of their compensation on a pre-tax basis and receive a market-based interest rate of return. In addition, the plan provides for a stated matching contribution by the Company based on a percentage of the compensation deferred. Deferred compensation expenses for all years presented was not significant. The long-term portion of liabilities related to this plan of $18 and $22 has been included in “Other noncurrent liabilities” in the consolidated balance sheets at December 31, 2002 and 2003, respectively.

Long-Term Compensation Plan

The Cingular Wireless Long-Term Compensation Plan (the Plan), as amended in the first quarter of 2003, provides for grants of both performance units and stock appreciation units to eligible participants. Such grants are ultimately settled in cash. Performance units are tied to the achievement of specified financial objectives related to revenue growth and return on capital. The number of performance units granted under the plan total approximately 1.2 million units in 2002 and 540,000 units in 2003, with units having a stated value of $50 (whole dollars). As of December 31, 2003, the Company has approximately 1.5 million outstanding units. Performance units granted at inception of the three-year performance period are payable in the first quarter following the performance period, with payouts ranging from 0% to 200% of the stated value of the performance units. Expense is accrued ratably throughout the performance period based upon management’s estimate of the compensation that will ultimately be earned under the plan. As performance is monitored against the financial objectives that have been established throughout the respective three-year performance periods, management may revise its estimate of the compensation that will ultimately be earned under the plan and adjust its accrual accordingly.

Stock appreciation units granted under the amended plan, which approximate 3.3 million in total, are linked to the respective stock price performance of BellSouth and SBC. As of December 31, 2003, the Company has approximately 3.3 million outstanding units. Each stock appreciation unit has a grant price equal to the closing price of BellSouth or SBC stock, as the case may be, based on the closing New York Stock Exchange price on the grant date. Such stock appreciation units were granted to eligible employees on April 1, 2003, 50% of which vest two years after the grant date and the remaining 50% of which vest three years following the grant date. The stock appreciation units expire 10 years from the grant date. Compensation cost is recognized over the vesting period based upon increase in the fair value of the stock appreciation units at the end of each reporting period.

For the years ended December 31, 2002 and 2003, the Company recognized compensation expense of $20 and $14, respectively, associated with the Plan.

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

CINGULAR WIRELESS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in Millions)

16.     Commitments and Contingencies

Leases

The Company has entered into significant capital leases primarily for the use of communications towers (see Note 17). Capital lease obligations are included in Note 8.

The Company has also entered into operating leases for facilities and equipment used in operations. These leases typically include renewal options and escalation clauses. Rental expense under operating leases for the years ended December 31, 2001, 2002 and 2003 was $370, $430 and $477, respectively.

The following table summarizes the approximate future minimum rentals under noncancelable operating leases in effect at December 31, 2003:

2004	$431
2005	386
2006	325
2007	257
2008	202
Thereafter	762

Total	$2,363

Commitments

The Company has unconditional purchase commitments for advertising and marketing, computer equipment and services, roaming, network equipment and related maintenance, and software development and related maintenance. These commitments totaled approximately $628 at December 31, 2003.

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

17.     Communications Towers

In June 1999, BellSouth subsidiaries leased to Crown Castle International (Crown) all unused space on 2,623 of their communications towers in exchange for $927 to be paid in a combination of cash and Crown common stock. All cash proceeds and the majority of stock proceeds resulting from this agreement were retained by BellSouth. The subsidiaries were contributed to the Company on October 2, 2000.

Under these transactions, Crown manages and maintains the towers. The Company (as lessor) has the right to withdraw from any lease on the tenth anniversary of the lease date and on each five-year anniversary thereafter. The Company has retained, outside of the leases, a portion of the towers for use in

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

CINGULAR WIRELESS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in Millions)

operating its wireless network and continues to own the towers and related communications components including switching equipment, shelters and communications facilities. During 2001, 2002 and 2003, the Company paid $37, $51 and $36, respectively, to Crown for its monitoring and maintenance services. Monitoring and maintenance fees are escalated by 5% on the anniversary of each site commencement date.

In August 2000, Southwestern Bell Mobile Systems, Inc., which was transferred to the Company on October 2, 2000, agreed to transfer approximately 3,900 of its communications towers (later reduced to 3,306), including those owned by consolidated partnerships, to another SBC affiliate, in connection with an agreement whereby the SBC affiliate would lease its rights to use and lease space on the towers to SpectraSite Inc. (SpectraSite, formerly SpectraSite Holdings, Inc.). Under the arrangement, SpectraSite then subleases back to the SBC affiliate space on the towers the Company uses. The SBC affiliate further subleases that space to the Company or its affiliates. The annual rent is escalated by 5% as of December 14 of every year. The term of the sublease is unique to each tower and ranges from 13 to 32 years. The Company (as lessee) has the right to withdraw from any lease on the tenth anniversary of the lease date and on each five-year anniversary thereafter. The Company accounts for its subleases of the tower space from the SBC affiliate as capital leases.

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

In February 2003, a subsidiary of the Company acquired leasehold interests in 545 communication towers in California and Nevada from SpectraSite, Inc. (SpectraSite) for $81 in cash. SpectraSite had previously acquired these leasehold interests from an affiliate of SBC in 2000, and the Company had leased a portion of the tower space indirectly from SpectraSite. The portion leased by the Company was accounted for as a capital lease and used in its GSMF venture. Subsequent to February 2003, the GSMF venture leases a portion of the space on these towers directly from a subsidiary of the Company. As a result of the transaction, lease rentals related to GSMF’s capital lease obligations of $197 are no longer owed to SBC or Spectrasite and the amounts received from GSMF are retained by the Company.

In 2001, 2002 and 2003, the Company transferred to the SBC affiliate 1,461, 33 and 94 towers, respectively, having an aggregate net book value of $114. As of December 31, 2003, 226 towers remain to be transferred by the Company to the SBC affiliate. These transfers will occur during 2004 upon the completion of legal requirements, including receiving consents from certain limited partners. For towers not yet transferred to the SBC affiliate, the Company pays monthly monitoring and maintenance fees to the SBC affiliate. During 2001, 2002 and 2003, the Company paid $9, $8 and $11, respectively, related to these fees.

18.     Subsequent Event

On February 17, 2004, the Company entered into an Agreement and Plan of Merger to acquire AT&T Wireless for an aggregate consideration of approximately $41,000. The closing of the acquisition is

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

CINGULAR WIRELESS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in Millions)

expected to occur in late 2004 and is subject to the affirmative vote of AT&T Wireless’ shareholders, FCC, Hart Scott Rodino and other regulatory approvals and other customary closing conditions. SBC and BellSouth have committed to provide funding for the purchase. Proportionate equity ownership and management control of Cingular will remain unchanged after the acquisition. The form and terms of any funding have yet to be determined. This transaction will be accounted for as a purchase in accordance with SFAS No. 141, Business Combinations.

19.	Selected Quarterly Financial Data (Unaudited)

The table below sets forth summarized quarterly financial data for the years ended December 31, 2002 and 2003.

	First	Second	Third	Fourth
2002	Quarter	Quarter	Quarter	Quarter

Total operating revenues(a)	$3,587	$3,791	$3,821	$3,704
Operating income	667	722	616 (b)	516	(c)(d)
Income before provision for income taxes and cumulative effect of accounting change	372	399	296	184
Net income	338	395	293	181

	First	Second	Third	Fourth
2003	Quarter	Quarter	Quarter	Quarter

Total operating revenues(a)	$3,638	$3,874	$4,059	$3,912
Operating income	716 (e)	756	488	329
Income before provision for income taxes and cumulative effect of accounting change	421	422	183	24
Net income	419	410	177 (f)	16 (f)

(a)	Includes a reclassification to reflect billings to our customers for the USF and other regulatory fees as “Operating revenues”. The amounts reclassified for the first, second, third and fourth quarters of 2002 were $44, $43, $42 and $47, respectively. The amounts reclassified for the first, second and third quarters of 2003 were $48, $88 and $105, respectively (see Note 1).

(b)	Includes a reduction of $32 due to reorganization costs (see Note 13).

(c)	Includes a reduction of $151 due to non-cash impairment losses (see Note 12).

(d)	Includes a reduction of $9 due to reorganization costs (see Note 13).

(e)	Includes a reduction of $24 due to reorganization costs (see Note 13).

(f)	Net income in the third and fourth quarters of 2003 was impacted by increased customer acquisition costs associated with the highest two quarters of gross customer additions since the inception of Cingular. Additionally, other cost increases impacting results included higher customer retention costs in preparation for wireless local number portability in the later part of 2003. Service revenues in the fourth quarter of 2003 were $142 lower than the third quarter due primarily to reduced roaming revenues as a result of lower negotiated rates and expected seasonality.

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

REPORT OF INDEPENDENT AUDITORS

Members

GSM Facilities, LLC

We have audited the accompanying consolidated balance sheet of GSM Facilities, LLC as of December 31, 2003, and the related consolidated statements of operations, changes in members’ capital, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Omnipoint Facilities Network II, LLC, a wholly-owned subsidiary, which statements reflect total assets of $1.1 billion as of December 31, 2003 and total revenues of $125.5 million for the year then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Omnipoint Facilities Network II, LLC, is based solely on the report of the other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GSM Facilities, LLC at December 31, 2003, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

Atlanta, Georgia

February 6, 2004, except for
Note 7, as to which
the date is February 17, 2004

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

REPORT OF INDEPENDENT AUDITORS

To the Members and Board of Directors of GSM Facilities, LLC:

In our opinion, the accompanying balance sheet and the related statements of operations, of member’s equity and of cash flows (not presented separately herein) present fairly, in all material respects, the financial position of Omnipoint Facilities Network II, LLC (the Company) at December 31, 2003, and the results of its operations and its cash flows for the year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Notes 1 and 5, the Company’s transactions are substantially with related parties, who are the Company’s member owners. Additionally, as described in Note 1, the Company relies on its member owners for funding requirements.

/s/ PRICEWATERHOUSECOOPERS LLP

Seattle, Washington

February 6, 2004

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

GSM FACILITIES, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

	Period From	Year Ended
	November 1, 2001	December 31,
	(Inception) through
	December 31, 2001	2002	2003

	(Unaudited)	(Unaudited)

	(Dollars in millions)
Revenues:
Network service revenues	$49	$310	$439
Other revenues	1	15	12

Total revenues	50	325	451
Operating expenses:
Network services	33	194	271
Interconnection	16	121	167
Depreciation and amortization	41	324	454

Total operating expenses	90	639	892

Operating loss	(40)	(314)	(441)
Interest expense	(2)	(17)	(19)
Other expense	—	—	(5)

Total other expenses	(2)	(17)	(24)

Net loss	$(42)	$(331)	$(465)

See accompanying notes to consolidated financial statements.

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

GSM FACILITIES, LLC

CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2003

	(Unaudited)

	(Dollars in millions)
Assets
Current assets:
Cash	$—	$—
Due from T-Mobile USA, Inc.	122	9

Total current assets	122	9
Property, plant and equipment, net	2,955	3,588

Total assets	$3,077	$3,597

Liabilities and members’ capital
Current liabilities:
Due to Cingular Wireless LLC	$120	$3
Property tax payable	2	6

Total current liabilities	122	9
Capital lease obligations	222	247

Total liabilities	344	256
Total members’ capital	2,733	3,341

Total liabilities and members’ capital	$3,077	$3,597

See accompanying notes to consolidated financial statements.

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

GSM FACILITIES, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Period from
	November 1, 2001
	(inception) through	Year Ended December 31,
	December 31,
	2001	2002	2003

	(Unaudited)	(Unaudited)

	(Dollars in millions)
Operating activities
Net loss	$(42)	$(331)	$(465)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	41	324	454
Loss on disposal of property, plant and equipment	—	—	5
Interest accretion on capital lease obligations	1	6	6
Changes in operating assets and liabilities:
Due from (to) affiliates, net	4	(5)	(4)
Property tax payable	(4)	—	4

Net cash used in operating activities	—	(6)	—
Investing activities
Purchases of property, plant and equipment	(252)	(1,287)	(1,114)

Net cash used in investing activities	(252)	(1,287)	(1,114)
Financing activities
Capital contributions	252	1,293	1,114

Net cash provided by financing activities	252	1,293	1,114

Change in cash	—	—	—
Cash at beginning of year	—	—	—

Cash at end of year	$—	$—	$—

Supplemental disclosure
Interest paid	$2	$11	$13

Non-cash investing and financing activities
Capital lease additions	$—	$48	$19

Initial contribution of net assets by members at inception	$1,561	$—	$—

See accompanying notes to consolidated financial statements.

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

GSM FACILITIES, LLC

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

	Period From	Year Ended
	November 1, 2001	December 31,
	(inception) Through
	December 31, 2001	2002	2003

	(Unaudited)	(Unaudited)

	(Dollars in millions)
Balance, beginning of period	$—	$1,771	$2,733
Initial contributions	1,561	—	—
Contributions, net	252	1,293	1,073
Net loss	(42)	(331)	(465)

Balance, end of period	$1,771	$2,733	$3,341

See accompanying notes to consolidated financial statements.

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

GSM FACILITIES, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions)

Period from November 1, 2001 (inception) through December 31, 2001 and Years Ended December 31, 2002 and 2003

1.     Organization

GSM Facilities, LLC (“GSM Facilities” or the “Company”), a Delaware limited liability company, is a jointly controlled venture of Cingular Wireless LLC (“Cingular”) and T-Mobile USA, Inc. (“T-Mobile”) (collectively the “members”). GSM Facilities was formed in November 2001 (inception date) and serves as a holding company for Pacific Bell Wireless LLC (“PBW”) and Omnipoint Facilities Network II, LLC (“OFN”). The Company allows Cingular and T-Mobile to share network infrastructures in the Los Angeles and San Francisco Major Trading Areas (“MTA’s”), which cover most of California and parts of Nevada (“California/Nevada Market”) and the New York Basic Trading Area (“BTA”) (“New York City Market”). Both Cingular and T-Mobile have access to the Company’s network infrastructure, and pursuant to the terms of the Company’s commercial arrangements, are able to provide their respective customers access to the network. In July 2002, Cingular began marketing its commercial service in the New York City Market and T-Mobile began service in the California/Nevada Market. The Company’s network operations are managed by Cingular and T-Mobile through PBW and OFN, respectively, and each member funds their daily cash operating needs (see further discussion in Note 6).

PBW and OFN are economically dependent on Cingular and T-Mobile, respectively, since neither PBW nor OFN have access to funding and do not separately own spectrum licenses which are essential to their businesses. Accordingly, the Company is economically dependent upon Cingular and T-Mobile to provide funding for the operating expenses and capital expenditures of the Company and access to spectrum licenses for the Company’s network operations. Both Cingular and T-Mobile have agreed to fund the operations of the Company during the next year.

The Company sells only network services to Cingular and T-Mobile. Amounts charged to each member are based on monthly operating expenses and are allocated to each member based on spectrum ownership (see Note 6). Although the networks of the Company are constructed and operational, Cingular and T-Mobile are required on a regular basis to contribute additional capital to GSM Facilities to modify and expand the networks.

Management control of the Company is vested in a four-person management committee (the “Management Committee”), to which each member has the right to appoint two persons (the “managers”). The Management Committee has complete and exclusive discretion and authority in the management and control of the business and affairs of the Company. A decision by the Management Committee is made by the unanimous vote of the managers. The operating agreement provides for certain actions or decisions by the Management Committee. These include, but are not limited to, approval of the annual operating and capital budget, amendments to the documents concerning formation of the Company, and entering into any agreements or amendments that provide for payments by or to the Company in excess of $5 that is not an arms length transaction or in the ordinary course of business. Neither Cingular nor T-Mobile has the unilateral ability to control the Company or its actions.

Net assets contributed at formation by Cingular and T-Mobile were valued at their historical costs and had carrying values of approximately $1,119 and $442, respectively. No spectrum licenses were contributed

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

GSM FACILITIES, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in Millions)

to GSM Facilities at the time of, or subsequent to, formation. The capital interests of Cingular and T-Mobile at the time of formation were approximately 70% and 30%, respectively. See Note 5 for further discussion of members’ capital. The Company is expected to incur non-cash losses due to depreciation and interest expense, which are not reimbursed by the members.

The members’ liability is limited as set forth in the Limited Liability Company Agreement (“LLC Agreement”) of GSM Facilities and other applicable law. The Company shall continue in existence in perpetuity or until the Company is dissolved in accordance with the LLC Agreement (see Note 5). Additionally, the LLC Agreement sets forth the basis for capital contributions, allocations and distributions to the members including the allocations of profits and losses, special allocations for tax purposes and distributions of cash flows from the members.

2.     Summary of Significant Accounting Policies

Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

Cash

The members support the cash operating needs of the Company.

Revenue Recognition

The Company earns network service revenues by providing the members access to its network infrastructure. Network service revenues are based on monthly operating expenses and are recognized monthly when earned and charged to the members. The amount charged to each member of GSM Facilities is allocated based on each member’s respective ownership of the licensed spectrum in each market. Reimbursable monthly operating expenses are recorded as network service and interconnection expenses and include professional services consisting primarily of salaries and wages, site related, facility related and interconnection costs. Reimbursable costs also include payments made under the capital lease obligations.

Other revenues primarily consist of revenue earned from the local telephone company for land line calls terminated on the Company’s wireless switches, and are recognized when calls are terminated. These revenues are included as a reduction to the reimbursable monthly operating expenses described above.

Property, Plant and Equipment

Property contributed at formation of the Company was recorded at the net book value of the member who contributed the property. Subsequent to the formation date, the members sell property to the Company at prices that are mutually agreed upon by the members and which approximate fair value. Furthermore, these prices are subject to adjustment from time to time, by unanimous agreement of the members, to reflect general changes in price levels.

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

GSM FACILITIES, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in Millions)

The Company periodically evaluates the useful lives of its wireless communication systems based on technological and other industry changes to determine whether events or changes in circumstances could warrant revisions to useful lives or result in the impairment of long-lived assets.

Assets are depreciated using the straight-line method over their estimated useful lives. Upon sale or retirement of an asset, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is recognized and included in the statement of operations. Network engineering costs incurred on the Company’s behalf by the members during the construction phase of the Company’s wireless network are capitalized as part of property and equipment.

New Accounting Standard

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, (SFAS 143). This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and capitalize that amount as part of the book value of the long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the Company either settles the obligation for its recorded amount or incurs a gain or loss. The Company adopted this new pronouncement effective January 1, 2003.

The Company has certain legal obligations related to network infrastructure, principally tower assets, which fall within the scope of SFAS 143. These legal obligations include obligations to remediate leased land on which the Company’s network infrastructure assets are located. The significant assumptions used in estimating the Company’s asset retirement obligations include the following: a probability that each of the Company’s network infrastructure assets will be remediated at the lessor’s directive, expected settlement dates that coincide with lease expiration dates plus estimates of lease extensions, remediation costs that are indicative of what third party vendors would charge the Company to remediate the sites, expected inflation rates that are consistent with historical inflation rates, and credit-adjusted risk-free rates that approximate the members’ incremental borrowing rates. The adoption of SFAS 143 did not have a material impact on the Company’s individual financial statement line items or its consolidated financial statements taken as a whole. Accordingly, the Company did not record asset retirement obligations for network infrastructure assets given the insignificance of the Company’s estimated liability and related accretion and depreciation expense. The Company will continue to evaluate whether the estimated asset retirement obligations and related financial statement amounts continue to be immaterial in relation to the Company’s individual financial statement line items or its consolidated financial statements taken as a whole.

Taxes

The Company is a limited liability company. Accordingly, income tax items flow through to its members who would be subject to tax at their level pursuant to federal and state income tax laws. The members are responsible for its tax liabilities resulting from income earned at the member level. The Company is not subject to income taxes at the limited liability company level. The Company’s obligations for property taxes are accrued in the “Property tax payable” line item on the consolidated balance sheets.

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

GSM FACILITIES, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in Millions)

Use of Estimates

The preparation of the accompanying financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and the disclosure of contingencies at the date of the financial statements. The Company bases its estimates on historical experience, where applicable, and other assumptions the Company believes are reasonable under the circumstances. Significant estimates include useful lives of network assets. Actual results could differ from such estimates under different assumptions or conditions.

Comprehensive Income

Comprehensive income for the Company is the same as net loss for all periods presented.

3.     Property, Plant and Equipment

Property, plant and equipment is summarized as follows:

		December 31,
	Estimated
	Useful Lives	2002	2003

	(in years)	(Unaudited)
Buildings and building improvements	10-25	$45	$64
Wireless communication systems	5-15	2,790	3,788
Site acquisition costs	20	304	371
Tower capital leases	13-32	210	229
Construction in progress	—	354	354

		3,703	4,806
Less: accumulated depreciation		(748)	(1,218)

Property, plant and equipment, net		$2,955	$3,588

The net book value of assets recorded under capital leases was $196 (unaudited) and $208 at December 31, 2002 and 2003, respectively. The capital leases relate to communication towers (see Note 4). Amortization of assets recorded under capital leases is included in depreciation expense. Capitalized network engineering and overhead costs incurred during the construction phase of the Company’s wireless networks for the years ended December 31, 2002 and 2003 were $36 (unaudited) and $40, respectively. Such amounts for the period ended December 31, 2001 were not significant.

4.     Commitments and Contingencies

Capital Leases

PBW, which was contributed to the Company in November 2001, has certain leases related to approximately 640 communications towers that are accounted for as capital leases. Under the terms of these agreements, these towers are leased directly from an affiliate of SBC Communications Inc. (“SBC”), 60% owner of Cingular, who in turn had leased the rights to certain space on 545 of these towers from SpectraSite, Inc. (“SpectraSite”). In February 2003, a subsidiary of Cingular acquired

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

GSM FACILITIES, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in Millions)

leasehold interests from SpectraSite in all of the space on these 545 towers. For the years ended December 31, 2002 and 2003, the Company reimbursed Cingular for lease payments made on its behalf amounting to $11 (unaudited) and $13, respectively. The Company charges its members for the amounts of the monthly lease payments in accordance with the methodology for monthly operating expenses as discussed in Note 6.

The annual rent is escalated by 5% as of December 14 of every year. The term of the lease is unique to each tower and ranges from 13 to 32 years. The Company (as lessee) has the right to withdraw from any lease on the tenth anniversary of the lease date and on each five-year anniversary thereafter.

Minimum lease payments under capital lease obligations at December 31, 2003 are summarized below:

2004	$16
2005	17
2006	18
2007	19
2008	19
Thereafter	786

Total minimum payments	875
Less imputed interest	(514)
Less executory costs	(114)

Total long-term obligations	$247

Operating Leases

The Company has also entered into operating leases for ground, facilities and equipment used in operations. These leases typically include renewal options and escalation clauses. Rental expense under operating leases for the period ended December 31, 2001 and the years ended December 31, 2002 and 2003 were $12 (unaudited), $88 (unaudited) and $115, respectively. Included in the 2002 and 2003 amounts are $4 and $5, respectively, related to certain network facilities leased from SBC. The following table summarizes the approximate future minimum rentals under noncancelable operating leases in effect at December 31, 2003:

2004	$108
2005	106
2006	99
2007	84
2008	72
Thereafter	231

Total	$700

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

GSM FACILITIES, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in Millions)

Litigation

The Company is not currently a party to any pending litigation, which, if decided adversely to the Company, would have a material adverse effect on the business, financial condition, results of operations or cash flows of the Company.

5.     Members’ Capital

Cingular and T-Mobile agreed to jointly fund capital expenditures of GSM Facilities. Contributions to GSM Facilities are generally determined by the proportionate share of the annual capital expenditure requirements based on each member’s incremental growth of network usage. Such contributions are accounted for as an increase to the members’ capital of GSM Facilities. The LLC Agreement also provides for periodic capital settlements that can either increase or decrease each member’s capital account. In addition to the periodic capital settlements, Cingular made additional contributions of $225 to GSM Facilities in both 2002 and 2003 on behalf of T-Mobile as required under the terms of the LLC Agreement. No member is entitled to withdraw any part of its capital contributions without unanimous approval by the Management Committee. The total ownership interest of GSM Facilities as of December 31, 2003 is approximately 70% for Cingular and 30% for T-Mobile.

GSM Facilities may be dissolved by its members under a number of circumstances. Dissolution may occur at any time as a result of the unanimous decision by its members; automatically upon the bankruptcy of one of its members; upon the occurrence of certain material breaches of the venture agreements; upon a decree of judicial dissolution; or in the event of an acquisition transaction (as defined) involving one of the members, at the election of the member that is a party to the acquisition transaction.

In the event of dissolution prior to May 1, 2005, for reasons other than mutual agreement or judicial decree, the member causing the dissolution event would be required to pay the other member $250. Additionally, if dissolution occurs prior to November 1, 2004, T-Mobile may elect to exchange certain spectrum licenses, or in lieu of such exchange, make a cash payment. If dissolution occurs after November 1, 2004, T-Mobile is required to exchange certain spectrum with Cingular.

In the event of dissolution after May 1, 2005, with the exception of dissolution upon mutual agreement, the member responsible for the dissolution event would be required to pay the other member $250. Under all dissolution circumstances after November 1, 2004, members will have obligations to exchange certain spectrum licenses.

Additionally, in the event of dissolution, all outstanding capital settlements owed to the Company by the members would require payment, the New York City Market network assets would be distributed to T-Mobile, and the California/Nevada Market network assets would be distributed to Cingular. Following these distributions, a determination would be made of each member’s capital account deficit or surplus, and a settlement would be made between the members.

6.     Related Party Transactions

The monthly operating expenses of the Company are charged to Cingular and T-Mobile based on each member’s proportionate share of the licensed spectrum in each market. During all periods presented,

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

GSM FACILITIES, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in Millions)

Cingular and T-Mobile held weighted-average spectrum of 53% and 47%, respectively, in the California/Nevada Market, and 25% and 75%, respectively, in the New York City Market. Through a separate reciprocal home roaming agreement, Cingular and T-Mobile charge each other for usage that is not in the same proportion as the spectrum-based allocations. The consolidated statements of operations include network service revenues from the members as follows:

	Period from
	November 1,
	2001 (inception)	Year Ended
	through	December 31,
	December 31,
	2001	2002	2003

	(Unaudited)	(Unaudited)
Network service revenues:
Cingular	$21	$141	$199
T-Mobile	28	169	240

	$49	$310	$439

Concurrent with its formation, GSM Facilities entered into operating agreements with Cingular and T-Mobile for them to manage and maintain the network assets of the California/Nevada Market and the New York City Market, respectively. The Company purchases all services from the members and has no direct employees. Direct operating costs incurred by the members on behalf of the Company include salaries and wages, site related, facility related and interconnection costs.

Pursuant to the terms of the operating agreements, services provided during the periods ended December 31, 2001, 2002, and 2003 by Cingular to the Company for network services and local interconnection charges were $35 (unaudited), $216 (unaudited) and $305, respectively, and are included in operating expenses in the consolidated statements of operations. Pursuant to the terms of the operating agreements, services provided during the periods ended December 31, 2001, 2002, and 2003 by T-Mobile to the Company for network services and local interconnection charges were $13 (unaudited), $83 (unaudited) and $121, respectively, and are included in operating expenses in the consolidated statements of operations.

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

GSM FACILITIES, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in Millions)

At December 31, 2002 and 2003, the consolidated balance sheets include the following amounts due (to)/from the members:

	December 31,

	2002	2003

	(Unaudited)
Due (to)/from T-Mobile USA, Inc.:
Capital settlements	$100	$(17)
Operating expense settlements	22	26

	$122	$9

Due (to)/from Cingular Wireless LLC:
Capital settlements	$(100)	$17
Operating expense settlements	(20)	(20)

	$(120)	$(3)

The capital settlements presented in the table above represent amounts due to/from the members for third and fourth quarter settlements in 2002 and for the estimated fourth quarter settlement in 2003.

7.     Subsequent Event

On February 17, 2004, Cingular entered into an Agreement and Plan of Merger to acquire AT&T Wireless Services, Inc. (“AT&T Wireless”). The closing of the acquisition is expected to occur in late 2004 and is subject to the affirmative vote of AT&T Wireless’ shareholders, Federal Communications Commission, Hart Scott Rodino and other regulatory approvals, and other customary closing conditions.

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

ALLOWANCE FOR DOUBTFUL ACCOUNTS

Col. A	Col. B	Col. C	Col. C		Col. D	Col. E

	Balance at	Charged to	Charged to			Balance
	Beginning	Costs and	Other			at End
Description	of Period	Expenses	Accounts		Deductions	of Period

Year 2003	$163	259	(24	)(c)	(268)(b)	$130
Year 2002	$131	404	—		(372)(b)	$163
Year 2001	$67	333	6	(a)	(275)(b)	$131

(a)	Includes allowance balances received from contributions made by SBC and BellSouth of their Puerto Rico and Houston wireless operations.

(b)	Includes amounts written off as uncollectible, net of recoveries.

(c)	Allowance for Affiliate Accounts Receivable included in Due to Affiliates, net, on the balance sheet at December 31, 2003.

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

(a) As of the end of the period covered by this annual report, management concluded its evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. As of the end of the period, our President and Chief Executive Officer and our Chief Financial Officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives. We also have investments in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities are necessarily more limited than those we maintain with respect to our consolidated subsidiaries.

(b) During the evaluation referred to in Item 9A(a) above, we have identified no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

CINGULAR WIRELESS LLC

PART III

Item 10.	Directors and Executive Officers of the Registrant

Directors and Executive Officers

The following table presents information regarding persons who serve as directors of our manager and executive officers of us and our manager as of February 24, 2004.

Name	Age	Position

Ronald M. Dykes	56	Class B Director (Member of Audit Committee)
Richard A. Anderson	45	Class B Director
Randall L. Stephenson	43	Chairman of the Board and Class B Director (Member of Audit Committee)
Rayford Wilkins, Jr.	52	Class B Director
Stanley T. Sigman	56	President and Chief Executive Officer
Ralph de la Vega	52	Chief Operating Officer
Richard G. Lindner	49	Chief Financial Officer
F. Thaddeus Arroyo	40	Chief Information Officer
Rickford D. Bradley	52	Executive Vice President — Human Resources
Joaquin R. Carbonell, III	51	Executive Vice President and General Counsel — Legal and Regulatory
Gregory T. Hall	48	Controller
Carol L. Tacker	55	Vice President and Assistant General Counsel, Corporate Secretary and Chief Compliance Officer

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

Randall L. Stephenson, Chairman of the Board and Class B Director, Cingular Wireless Corporation. Randall Stephenson is senior executive vice president and chief financial officer of SBC and has served SBC in high level managerial positions for more than the past five years. He was elected to the board of directors of Cingular Wireless Corporation in July 2001 and Chairman of the Board in February 2003.

Rayford Wilkins, Jr., Class B Director, Cingular Wireless Corporation. Rayford Wilkins is group president — SBC marketing and sales and has served SBC and its predecessors in various capacities since 1974. He was selected to the board of directors of Cingular Wireless Corporation in November 2002. He also serves on the board of directors of H&R Block, Inc.

Audit Committee Financial Expert. We have an audit committee comprised of Messrs. Dykes and Stephenson. The board of directors of Cingular Wireless Corporation, our manager, has determined that both audit committee members qualify as audit committee financial experts under the Sarbanes-Oxley Act

CINGULAR WIRELESS LLC

PART III

Item 10.	Directors and Executive Officers of the Registrant

of 2002 and the rules of the Securities and Exchange Commission. Because of their affiliations with SBC and BellSouth, they are not independent of management.

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

Ralph de la Vega, Chief Operating Officer. Ralph de la Vega came to Cingular from BellSouth, where he most recently served as President — BellSouth Latin America. Prior to that, he was BellSouth’s President of Broadband and Internet Services. Mr. de la Vega held numerous positions of increasing responsibility since beginning with BellSouth in 1974.

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

CINGULAR WIRELESS LLC

PART III

Item 10.	Directors and Executive Officers of the Registrant

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

Item 11.     Executive Compensation

Executive Compensation

Other than Mr. Arroyo, the six executive officers whose compensation is described in this section (the “named executive officers”) came to the Company from SBC or BellSouth. Effective December 31, 2003, Mr. Feidler resigned as Chief Operating Officer to return to BellSouth and Mr. de la Vega was elected to that office (see related employment agreements under “Agreements with Management”).

All of our named executive officers participate in our benefit plans. In addition, the named executive officers have and will continue to have interests in selected compensation and benefit plans of SBC or BellSouth in which they participated prior to the time they became our employees or in connection with joining the Company.

Executive compensation is established by our manager, Cingular Wireless Corporation, through action of its board of directors. All of the directors of our manager are executive officers of SBC or BellSouth. Neither we nor our manager has a compensation committee, and there are no interlocks between any executive officer of us or of our manager and another company, one of whose executive officers serves on our manager’s board of directors. None of the directors of our manager is compensated by us or our manager, nor do any of them have any material financial or business transactions or relationships with, or any indebtedness to, us or our manager.

Summary of Cash and Other Compensation

Overview

As further described in the summary compensation table below, the compensation structure for the named executive officers consists of:

•	salary;

•	short-term performance-based incentives paid in cash; and

CINGULAR WIRELESS LLC

PART III

Item 11.     Executive Compensation

•	long-term compensation in the form of cash, stock appreciation units, stock options to purchase common stock of SBC or BellSouth and performance-based incentives, as applicable.

SBC and BellSouth have stated that they do not intend to grant stock options or awards to our officers or employees in the future and that our officers and employees will no longer participate in their long-term incentive plans, except to the extent of future payments for past performance periods and grants. We have developed long-term incentive arrangements in which our named executive officers participate. See “Long-Term Compensation Plans”.

Annual Compensation. Salaries and bonuses listed in the table below are the total annual salaries and bonuses for all years, including:

•	the salary and bonus paid to each named executive officer by the applicable predecessor company; and

•	the salary and bonus paid to each named executive officer by us.

Award values under short-term incentive plans are based on the achievement of company financial goals and other performance goals.

Long-Term Compensation. Long-term compensation awards in the table below consist of the annual target grant of stock appreciation units in 2003 by us for each named executive officer and the annual target grant of stock options and restricted stock pursuant to the applicable SBC or BellSouth long-term incentive plan. Payout amounts reflected below were paid from the respective predecessor company long-term incentive plan.

                  Summary Compensation Table

					Long-term Compensation

					Awards			Payouts
	Annual Compensation
							Securities
				Other Annual	Restricted		Underlying	LTIP	All Other
		Salary	Bonus	Compensation	Stock		Options/SAUs	Payouts	Compensation
Name and Principal Position	Year	($)	($)(G)	($)(H)	Awards ($)		(#)	($)	($)

Stanley T. Sigman(A)	2003	$900,000	$1,876,000	$686,565	$0		322,889	$567,521	$130,608
President/CEO	2002	900,000	1,081,000	179,483	5,000,000	(I)	301,743	239,076	180,968
	2001	—	—	—	—		—	—	—
Ralph de la Vega(B)	2003	410,319	716,000	11,212	2,855,646	(J)	122,624	0	36,211
Chief Operating Officer	2002	—	—	—	—		—	—	—
	2001	—	—	—	—		—	—	—
Richard G. Lindner(C)	2003	383,635	407,550	25,169	0		80,574	75,300	40,942
Chief Financial Officer	2002	370,327	152,500	22,754	0		3,051	53,116	56,808
	2001	366,267	222,705	25,629	0		62,305	89,804	573,872
F. Thaddeus Arroyo(D)	2003	346,500	332,250	7,590	0		47,542	0	10,368
Chief Information Officer	2002	333,769	303,800	109,051	0		0	0	12,701
	2001	267,798	398,500	74,302	0		65,000	0	62,771
Joaquin Carbonell(E)	2003	314,277	286,000	74,927	0		50,413	0	129,845	(K)
Executive Vice President	2002	292,277	102,500	1,773	0		0	0	50,305
and General Counsel	2001	276,200	148,200	13,607	0		37,100	122,752	39,600
Mark L. Feidler(F)	2003	555,654	730,600	89,716	0		369,009	0	12,614,653	(K)
Chief Operating Officer	2002	536,442	1,071,750	6,221	0		0	0	99,255
	2001	524,000	391,300	15,074	0		160,700	215,040	80,800

(A)	For 2003, Mr. Sigman’s Long-Term Incentive Plan payout was made by SBC under SBC’s 1996 Stock and Incentive Plan and is for the 2000-2002 performance period. Mr. Sigman’s “All Other Compensation” for 2003 includes (a) benefits imputed with respect to premiums on SBC-owned life

CINGULAR WIRELESS LLC

PART III

Item 11.     Executive Compensation

insurance, as determined in accordance with IRS guidelines, of $2,136; (b) the value of company-paid life insurance premiums of $4,386; (c) above-market interest on deferred compensation of $36,678; and (d) employer matching contributions made to employee benefit plans of $87,408. Mr. Sigman became President and CEO in November 2002.

(B)	For 2003, Mr. de la Vega’s “All Other Compensation” includes (a) above-market interest on BellSouth deferred compensation plans of $5,111; (b) employer matching contributions made to BellSouth employee benefit plans of $11,800; (c) benefits substantially equal to matching contributions that could not be provided under BellSouth employee savings plans because of limitations under the Internal Revenue Code of $10,522; and (d) value of life insurance premiums paid by BellSouth of $8,778. Mr. de la Vega became Chief Operating Officer in December 2003.

(C)	For 2003 Mr. Lindner’s Long-Term Incentive Plan payout was made by SBC under SBC’s 1996 Stock and Incentive Plan and is for the 2000-2002 performance period. Mr. Lindner’s “All Other Compensation” for 2003 includes (a) above-market interest on deferred compensation plans of $13,676; (b) the value of company-paid life insurance premiums of $1,003; (c) benefits imputed with respect to premiums on Cingular-owned life insurance as determined in accordance with IRS guidelines of $529; and (d) employer matching contributions made to employee benefit plans of $25,734.

(D)	For 2003, Mr. Arroyo’s “All Other Compensation” includes (a) the value of company-paid life insurance premiums of $768 and (b) employer matching contributions made to certain employee benefit plans of $9,600.

(E)	For 2003, Mr. Carbonell’s “All Other Compensation” includes (a) above-market interest on deferred compensation plans of $15,224; (b) the value of company-paid life insurance premiums of $2,625; (c) employer matching contributions made to employee benefit plans of $20,005; and (d) benefits imputed with respect to a split dollar life insurance policy of $483.

(F)	For 2003, Mr. Feidler’s “All Other Compensation” includes (a) above-market interest on deferred compensation plans of $22,705; (b) the value of company-paid life insurance premiums of $6,473; (c) employer matching contributions made to certain employee benefit plans of $39,715; (d) benefits imputed with respect to split dollar life insurance policies of $429; and (e) a payment of $12,447,297 for the approximate value Mr. Feidler would have received from the exercise of certain BellSouth options assuming a $60 exercise price, paid by BellSouth pursuant to his agreement with BellSouth. Mr. Feidler resigned from the Company, effective December 31, 2003, to return to BellSouth.

(G)	These amounts were earned under the Cingular Executive Short-Term Incentive Plan, except for Mr. de la Vega’s 2003 amount which was earned under the comparable BellSouth executive short-term incentive plan. The amounts reported in 2003 and 2002 for Mr. Sigman include an incentive payment of $160,000 paid by us in connection with his employment agreement and $825,000 paid by SBC under their applicable short-term incentive plan, respectively. The amount reported in 2002 for Mr. Feidler includes $800,000 paid by BellSouth in connection with his transition agreement. The amounts reported for Mr. Arroyo include special bonuses of $42,000 ($150,000 less gross-ups paid on his 2002 bonus), $200,000, and $250,000 for 2003, 2002, and 2001 respectively, as part of his employment offer.

(H)	Includes, if applicable, (a) any tax “gross-ups” for the named executive officer and (b) payment of dividend equivalents on long-term performance shares. For Mr. Sigman, the 2003 amount includes perquisites in excess of reporting thresholds, including $29,971 for the personal use of corporate aircraft. No other named executive officer had perquisites and other personal benefits that, in the aggregate, exceeded reporting thresholds with respect to the applicable year.

CINGULAR WIRELESS LLC

PART III

Item 11.     Executive Compensation

(I)	This item includes the grant date value of restricted stock units granted to Mr. Sigman by us, in connection with his Cingular employment agreement, which will vest 100% on the third anniversary of the grant. At December 31, 2003, Mr. Sigman held 113,507 and 73,073 equivalent share units of SBC and BellSouth restricted stock valued at $5,027,093 based on the closing price of $26.07 and $28.30 of SBC and BellSouth common stock, respectively, on December 31, 2003. These units are payable in cash based on the relative value of the underlying stock at vesting. Dividends are paid on all restricted share units at the same rate as the dividend rate received by all SBC and BellSouth shareholders, respectively.

(J)	This item includes the grant date value of restricted stock awards granted to Mr. de la Vega by BellSouth, 50% of which will vest on December 31, 2004 and the remaining 50% of which will vest on December 31, 2005. At December 31, 2003, Mr. de la Vega held 49,234 shares of BellSouth restricted stock valued at $1,393,322 based on the closing price of $28.30 of BellSouth common stock on December 31, 2003. Dividends are paid on all restricted shares at the same rate as the dividend rate received by all shareholders. In addition, Mr. de la Vega received grants of 92,873 restricted stock units valued at $2,500,000 pursuant to his compensation package with us in amounts giving effect to the weighted (at 60/40) average stock price of SBC and BellSouth common stock on December 31, 2003. These restricted units will vest in full on December 31, 2006, and are payable in cash based on the relative value of the underlying stock at vesting. Dividend equivalents will be paid quarterly at the same rate as the dividend rate received by all SBC and BellSouth shareholders, respectively.

(K)	In 2003, the Company terminated the split dollar life insurance arrangements previously maintained for Messrs. Feidler and Carbonell due to changes in the tax law. Under these arrangements, the Company had an interest in the policies’ cash values equal to the premiums paid by the Company. Upon termination of the arrangements, the Company recovered a portion of this interest from the policies’ cash surrender values. The Company’s remaining interest in the policies was transferred to the executives so the policies would have sufficient value to continue to provide promised insurance coverage. The amounts reported for Messrs. Feidler and Carbonell include the amounts transferred by the Company in connection with these transactions of $98,034 and $91,508, respectively.

Grants of Stock Options/SAUs

The following table contains information concerning the grants of stock appreciation units and stock options to the named executive officers during 2003. The Company utilized the Black-Scholes option pricing model to develop the theoretical values set forth under the “Grant Date Present Value” column. The officer realizes value from the stock appreciation units and stock options only to the extent that the price of the underlying stock on the date the officer exercises the options exceeds the price of the stock on the grant date. Consequently, there is no assurance the value realized by an officer will be at or near the value estimated below.

Stock appreciation units (“SAUs”) were awarded under the Cingular Wireless 2003 Long Term Compensation Plan to certain levels of management, including the named executive officers. Each SAU enables the participant to receive a cash payment at the exercise date equal to the increase in the market value of an underlying share of BellSouth or SBC common stock between the grant date and the exercise date. SAUs do not provide for dividend payments. Participants will vest in 50% of the SAUs in two years

CINGULAR WIRELESS LLC

PART III

Item 11.     Executive Compensation

from the date of grant. The remaining 50% will vest in three years from date of grant. Each SAU has a term of 10 years from the grant date and any unexercised SAUs at the end of the term are cancelled.

	Individual Grants						Grant Date Value

	Number of		% of Total
	Securities		Options/SAUs
	Underlying		Granted to		Exercise or		Grant Date
	Options/SAUs		Employees in		Base Price	Expiration	Present Value
Name	Granted (#)		Fiscal Year		($/Sh)	Date	($)

Stanley T. Sigman	156,642	(A)	9.77%		$22.46	04/01/13	$718,987	(F)
	152,068	(B)	9.26		21.38	04/01/13	512,469	(G)
	14,179	(C)	0.10	(K)	25.28	11/24/07	57,312	(H)
Ralph de la Vega	118,500	(D)	0.82	(L)	21.75	03/03/13	490,021	(I)
	4,124	(E)	0.03	(L)	24.25	04/28/13	20,441	(J)
Richard G. Lindner	39,690	(A)	2.47		22.46	04/01/13	182,177	(F)
	40,884	(B)	2.49		21.38	04/01/13	137,779	(G)
F. Thaddeus Arroyo	23,419	(A)	1.46		22.46	04/01/13	107,493	(F)
	24,123	(B)	1.47		21.38	04/01/13	81,295	(G)
Joaquin Carbonell	24,833	(A)	1.55		22.46	04/01/13	113,983	(F)
	25,580	(B)	1.56		21.38	04/01/13	86,205	(G)
Mark L. Feidler	90,937	(A)	5.67		22.46	04/01/13	417,401	(F)
	93,672	(B)	5.70		21.38	04/01/13	315,675	(G)

(A)	Stock appreciation units granted under the Cingular Wireless Long-Term Compensation Plan representing an underlying share of BellSouth common stock.

(B)	Stock appreciation units granted under the Cingular Wireless Long-Term Compensation Plan representing an underlying share of SBC common stock.

(C)	Mr. Sigman received a stock option grant from SBC under a stock purchase plan where middle level and above managers received options based on the number of SBC shares they purchased while participating in the plan in 2002. Each option provides for the purchase of SBC common stock at a price equal to the fair market value of the stock on the date of the grant. These options are immediately exercisable.

(D)	Mr. de la Vega received a nonqualified stock option grant by BellSouth under the BellSouth Corporation Stock Plan to purchase shares of BellSouth common stock at a price equal to the fair market value of the stock on the date of the grant. These options become exercisable on 3/3/2006.

(E)	Mr. de la Vega was awarded incentive stock options from BellSouth based on the achievement of ownership of specified levels of BellSouth stock as established by the BellSouth Board of Directors. These options, which have exercise prices equal to the fair market value of the stock on the date of the grant, are exercisable six months from the date of grant.

(F)	This value was determined using a standard application of the Black-Scholes option pricing methodology using the following assumptions: volatility of 29%, dividend yield of 3.14% and a risk-free rate of return of 2.32%, based on SAUs being outstanding for a 5-year term.

(G)	This value was determined using a standard application of the Black-Scholes option pricing methodology using the following assumptions: volatility of 24.90%, dividend yield of 4.38% and a risk-free rate of return of 2.81%, based on SAUs being outstanding for a 6-year term.

(H)	This value was determined using a standard application of the Black-Scholes option pricing methodology using the following assumptions: volatility of 23.18%, dividend yield of 4.27% and a risk-free rate of return of 3.46%, based on options being outstanding for a 7-year term.

CINGULAR WIRELESS LLC

PART III

Item 11.     Executive Compensation

(I)	This value was determined using a standard application of the Black-Scholes option pricing methodology using the following assumptions: volatility of 29%, dividend yield of 3.90% and a risk-free rate of return of 2.64%, based on options being outstanding for a 5-year term.

(J)	This value was determined using a standard application of the Black-Scholes option pricing methodology using the following assumptions: volatility 29%, dividend yield 3.44% and a risk-free rate of return of 2.84%, based on options being outstanding for a 5-year term.

(K)	Percentage is based on total options granted to SBC employees in 2003.

(L)	Percentages are based on total options granted to BellSouth employees in 2003.

Option/SAU Exercises and Holdings

The following table provides information for the named executive officers regarding exercises of SBC and BellSouth options during 2003. Additionally, the table provides the values of unexercised options held on December 31, 2003 that are based on the fair market value of the shares of common stock of SBC and BellSouth.

Aggregated Option Exercises in 2003

and Fiscal Year-End Option Values

					Value of Unexercised
			Number of Unexercised		In-the-Money Options at
			Options at FY-End		FY-End
	Shares	Value
	Acquired on	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Name	Exercise(#)	($)	(#)	(#)	($)	($)

Stanley T. Sigman(A)	0	$0	927,219	0	$11,201	$0
Ralph de la Vega(B)	0	0	199,451	331,000	355,372	770,466
Richard G. Lindner(A)	0	0	241,965	0	70,455	0
F. Thaddeus Arroyo(B)	0	0	65,000	0	0	0
Joaquin Carbonell(B)	8,000	87,398	285,756	0	1,045,508	0
Mark L. Feidler(B)	158,600	1,011,136	160,700	184,400	0	424,120

(A)	“Value of Unexercised In-the-Money Options” figures are based on the year end, December 31, 2003 SBC common stock price of $26.07.

(B)	“Value of Unexercised In-the-Money Options” figures are based on the average of the high and low price of $28.20 of BellSouth common stock on December 31, 2003.

CINGULAR WIRELESS LLC

PART III

Item 11.     Executive Compensation

The following table provides information for the named executive officers regarding the values of unexercised SAUs held on December 31, 2003 that are based on the fair market values of an underlying share of common stock of SBC and BellSouth. No SAUs were exercised during 2003.

Aggregated SAU Exercises in 2003

and Fiscal Year-End Option Values

					Value of Unexercised
			Number of Unexercised		In-the-Money SAUs at
			SAUs at FY-End		FY-End (A)
	Units	Value
	Acquired on	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Name	Exercise(#)	($)	(#)	(#)	($)	($)

Stanley T. Sigman	0	$0	0	308,710	$0	$1,627,988
Ralph de la Vega	0	0	0	0	0	0
Richard G. Lindner	0	0	0	80,574	0	423,536
F. Thaddeus Arroyo	0	0	0	47,542	0	249,904
Joaquin Carbonell	0	0	0	50,413	0	264,995
Mark L. Feidler	0	0	0	184,609	0	970,394

(A)	“Value of Unexercised In-the-Money SAUs” figures are based on the year end, December 31, 2003 SBC and BellSouth common stock price of $26.07 and $28.30, respectively.

Long-Term Compensation Plans

The following table lists the performance units granted in 2003 to the named executive officers under the 2003 Cingular Long-Term Compensation Plan (“the LTIP Plan”). The LTIP Plan provides for incentive compensation based upon the achievement of certain performance objectives over performance periods that are two years or longer. For 2003, a targeted number of performance units, valued at $50 each, were granted to certain employees, including the named executive officers. The determination of the actual award earned is based on the achievement of certain company objectives regarding revenue growth and return on capital during the three-year performance period from 2003-2005. The actual number of performance units that can be earned at the end of the performance period ranges from 0 percent to 200 percent of a participant’s performance unit award.

			Performance or
			Other Period
	Number of		Until
	Shares, Units or		Maturation
Name	Other Rights		or Payout

Stanley T. Sigman	50,063	(A)	2003-2005
Ralph de la Vega	18,850	(B)	2003-2005
Richard G. Lindner	13,050	(A)	2003-2005
F. Thaddeus Arroyo	7,700	(A)	2003-2005
Joaquin Carbonell	8,165	(A)	2003-2005
Mark L. Feidler	29,900	(A)	2003-2005

(A)	Performance units granted under the Cingular LTIP Plan. The actual number of performance units that can be earned ranges from 0 percent to 200 percent of the performance unit award.

(B)	Represents an award of BellSouth performance shares made during 2003 under the BellSouth Corporation Stock Plan. The determination of the actual number of performance shares earned is

CINGULAR WIRELESS LLC

PART III

Item 11.     Executive Compensation

based on BellSouth’s annualized Total Shareholder Return (“TSR”) over a three-year performance period in comparison to the TSR of a peer group of telecommunications companies. The actual number of performance shares that can be earned ranges from 0 percent to 150 percent of a participant’s performance share award. For each performance share earned, participants receive a cash payment equal to the average fair market value of a share of BellSouth stock for the last five trading days preceding, and the first five trading days following, the last day of the performance period. This cash payment is made in two equal installments: the first installment is paid after the end of the performance period, and the second installment is paid six months later. In addition, after the end of the performance period, participants receive a cash payment equal to the amount of cash dividends paid on one share of BellSouth stock during the performance period multiplied by the number of performance shares earned.

Effective January 1, 2004, the long-term compensation plan was amended to provide for grants of Restricted Stock Units (“RSUs”). RSUs result in a cash payment to participants determined by the stock prices of common stock of BellSouth and SBC on the valuation date determined under the long-term compensation plan. The plan also provides for cash dividend equivalent payments. To date, no RSUs have been granted under this plan.

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

In addition to the Cingular Wireless Pension Plan, each of the named executive officers participates in certain non-qualified supplemental pension plans that provide benefits in excess of amounts permitted in qualified benefit plans by certain Internal Revenue Code provisions. For Mr. Lindner, we adopted a supplemental retirement income plan (“Cingular Mirror SRIP”) that mirrors the substantive terms of the SBC Supplemental Retirement Income Plan (“SBC SRIP”). The Cingular Mirror SRIP establishes a target annual retirement benefit for certain officers, stated as a percentage of their annual salaries and annual incentive bonuses averaged over a specified period, offset by our pension plan and any other Cingular nonqualified plan, if adopted. The Cingular Mirror SRIP will provide benefits identical to those of the SBC SRIP but with the accrual of benefits freezing on and as of December 31, 2006. Mr. Sigman will not accrue benefits under the Cingular Mirror SRIP so long as he is accruing benefits under the SBC SRIP. Mr. Sigman’s SBC SRIP benefit will be reduced by the amount of any vested benefit that he receives from our qualified pension plan. See “Agreements with Management — Agreement with Stanley Sigman” below. For Messrs. de la Vega, Carbonell and Feidler, BellSouth will maintain existing accounts and remain liable for accrued benefits under the BellSouth Supplemental Executive Retirement Plan (“SERP”), along with certain other senior managers transferred to Cingular. BellSouth will continue to accrue benefits under the SERP to eligible participants through December 31, 2006, or indefinitely in the case of Mr. de la Vega per his BellSouth agreement. The net SERP benefit payable from BellSouth will equal the gross benefit amount determined by the SERP formula, offset by Cingular’s qualified pension plan and social security, and further offset by any Cingular nonqualified plan, if adopted. Mr. Arroyo was not a covered participant under the BellSouth SERP.

CINGULAR WIRELESS LLC

PART III

Item 11.     Executive Compensation

The total estimated annual combined pension amounts based on pay and completed years of service as of December 31, 2003 payable beginning at the assumed commencement age from qualified and non-qualified plans to Messrs. Sigman, de la Vega, Lindner, Arroyo, Carbonell and Feidler would be $1,445,517, $264,447, $216,667, $11,661, $175,858 and $208,634, respectively. The assumed commencement age is 65 for Messrs. Feidler, Arroyo and Carbonell, 61 for Mr. de la Vega and 60 for Messrs. Sigman and Lindner.

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

Mark Feidler. In connection with his joining our company, Mr. Feidler and BellSouth entered into an agreement providing certain retention incentives and making modifications to certain benefits to which he was entitled as a BellSouth executive officer. The agreement provides for:

•	the payment by BellSouth to him of a special bonus in the amount of $800,000 in respect of his performance for the transition period during which BellSouth’s wireless interests were being transferred to Cingular;

•	the payment by BellSouth to him of $2,000,000 in the event of voluntary or involuntary termination of employment with Cingular on or prior to December 31, 2003 if BellSouth does not offer him a comparable position at BellSouth to which to return;

•	vesting of executive benefits in the event of voluntary or involuntary termination of employment with Cingular or change of control of BellSouth or a substantial diminution of BellSouth’s interest in Cingular;

•	the payment by BellSouth to him of an amount representing the approximate value he would have received if he exercised BellSouth options granted prior to June 9, 2000 at a market price of $60 per share, less what value he actually received from exercising those options, in the event of a voluntary or involuntary termination of employment with Cingular, death or disability, change of control of BellSouth or a substantial diminution of BellSouth’s interest in Cingular; and

CINGULAR WIRELESS LLC

PART III

Item 11.     Executive Compensation

•	the payment by BellSouth to him of an amount representing the prorated short-term bonus award, as applicable to him under a comparable Cingular short-term bonus plan, in the event of a voluntary or involuntary termination of employment with Cingular (we would not be required to pay him any amount under our plan).

Thaddeus Arroyo. In connection with his joining our company, Mr. Arroyo and we agreed to the compensation arrangement summarized below:

•	short-term award target of $200,000 in 2001, which shall be paid subject to achievement of performance criteria;

•	a grant of 65,000 BellSouth stock options effective March 1, 2001, granted at the fair market value on the date of grant;

•	four special bonus payments payable as follows: $250,000 at the time of hire, $200,000 on the first anniversary with the company, $150,000 on the second anniversary and $100,000 on the third anniversary;

•	a special bonus payment of $74,000, offset by any bonus payment earned in 2000 and paid in 2001 by his previous employer; and

•	a separation payment of 1 times salary plus standard bonus payable if involuntarily terminated within 36 months of date of hire, other than for cause, contingent upon executing a transition agreement containing non-compete and non-solicitation provisions.

In addition, in a separate retention and separation payment agreement, we have agreed to pay Mr. Arroyo:

•	a one-time retention payment of $400,000 if Mr. Arroyo remains employed with the Company with a satisfactory performance rating through September 2006 (with a pro-rated amount payable if his employment terminates prior to September 2006 due to death, disability or involuntary termination, other than for cause);

•	a separation payment of one times salary plus standard bonus, payable if involuntarily terminated, other than for cause; and

•	payment of a pro-rated bonus for the year of termination based upon actual Cingular results and payable at the normal bonus payment date, unless involuntarily terminated for cause.

Ralph de la Vega. In connection with his joining our company, Mr. de la Vega and Cingular agreed to the compensation package summarized below:

•	2004 base pay of $500,000;

•	2004 short-term award target of $500,000;

•	2004 long-term award target of $2,250,000;

•	a retention benefit valued on the date of grant at $2,500,000 in the form of restricted stock units which shall vest 100% on December 31, 2006, giving effect to the weighted (at 60/40) average stock price performance of, and dividends on, SBC and BellSouth common stock over the vesting period.

CINGULAR WIRELESS LLC

PART III

Item 11.     Executive Compensation

In addition, Mr. de la Vega and BellSouth entered into a transition agreement providing certain retention incentives and making modifications to certain benefits to which he was entitled as a BellSouth executive officer. The agreement provides for:

•	the payment by BellSouth to him of two times base pay in effect on the date of termination from Cingular plus two times the standard bonus award for the year in which the termination occurs, if Cingular initiates termination other than for cause, or if Mr. de la Vega initiates termination from Cingular for good reason and BellSouth does not offer him a comparable position at BellSouth to which to return;

•	continued participation in the BellSouth Supplemental Executive Retirement Plan (SERP). BellSouth will continue to accrue benefits under the SERP recognizing service and compensation attributable to the period of service with Cingular.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

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

CINGULAR WIRELESS LLC

PART III

Item 13.	Certain Relationships and Related Transactions

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

Network Preferences. When we or our subsidiaries require network services of wireline carriers to provide service in the incumbent service territories of SBC and BellSouth, we and our subsidiaries must use their network services, except where we and our subsidiaries would be materially disadvantaged to do so. For purposes of the limited liability company agreement, the incumbent service territory of SBC consists of the states of California, Nevada, Connecticut, Texas, Missouri, Arkansas, Oklahoma, Kansas, Illinois, Indiana, Ohio, Michigan and Wisconsin, and the incumbent service territory of BellSouth consists of the states of Georgia, Florida, South Carolina, North Carolina, Alabama, Mississippi, Kentucky, Louisiana and Tennessee, together with any additional service territories that may be acquired by either party, as described below.

CINGULAR WIRELESS LLC

PART III

Item 13.	Certain Relationships and Related Transactions

In addition, SBC and BellSouth may not market or sell mobile wireless products and/or services other than ours. However, this does not prevent them from:

•	continuing to market and sell wireless services other than ours to customers who were joint billing customers as of October 2, 2000;

•	allowing our competitors to bundle and sell SBC’s and BellSouth’s products and services together with such competitors’ wireless services;

•	marketing and selling fixed wireless voice and data products other than ours; and

•	marketing and selling wireless services other than ours in geographic areas designated by the FCC, which include the entire United States, except for PCS service offered in the Gulf of Mexico, in which:

•	neither we nor our subsidiaries provide wireless services pursuant to FCC licenses; or

•	Salmon PCS does not provide wireless services pursuant to FCC licenses.

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

Divestitures would be carried out as follows:

•	if SBC or BellSouth owns and controls a mobile wireless business and has the power to control its disposition, it would be required to offer the wireless business to us before selling to a third party.

•	if SBC or BellSouth owns a mobile wireless business but cannot offer it to us because it cannot control its disposition, it would be required to dispose of the wireless business or reduce its ownership and/or management interest therein, such that the wireless business becomes a de minimis interest.

•	if the ownership of the mobile wireless business requires a disposition of licenses under applicable law that would be material to SBC or BellSouth, then that company may, but is not required to, sell the wireless business to us but may instead transfer all of its units and our manager’s Class A common stock through a spin-off or split-off or sale to third parties in accordance with the procedures described under “Transfers of LLC Units and Common Stock” below.

CINGULAR WIRELESS LLC

PART III

Item 13.	Certain Relationships and Related Transactions

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

CINGULAR WIRELESS LLC

PART III

Item 13.	Certain Relationships and Related Transactions

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

CINGULAR WIRELESS LLC

PART III

Item 13.	Certain Relationships and Related Transactions

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

CINGULAR WIRELESS LLC

PART III

Item 13.	Certain Relationships and Related Transactions

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

Intellectual Property

With respect to intellectual property consisting of patents, trademarks, trade secrets, copyrights, technology and know-how, we have entered into intellectual property agreements with SBC and BellSouth and certain of their subsidiaries, as described in more detail below. Moreover, we may create new products and services and we will own the associated intellectual property rights.

Intellectual Property License Agreements. We have granted SBC and BellSouth perpetual, royalty-free, non-exclusive licenses to use certain technology, the ownership of which was transferred by BellSouth and SBC to us at the contribution closing, and to sell any products that are covered by that technology and certain other rights necessary for our parents to utilize the technology they transferred to us in order to continue their business without interruption. Similarly, SBC and BellSouth have each granted us a perpetual, royalty-free, non-exclusive license to certain copyrights, technology and know-how, which were not transferred to us at the contribution closing but are used in the operation of our business, as well as patents and patent applications.

Trademark License Agreements. SBC and BellSouth have granted us royalty-free, non-exclusive licenses to use their respective trademarks as part of Cingular’s tag line in advertising our products and services.

Intellectual Property Licensing Support Agreement. We have entered into a Master Agreement with BellSouth in which we will assist each other in licensing our respective intellectual property and technology to third parties. Each transaction will comprise a separate agreement under this Master Agreement and will include an allocation of monetary consideration received from such transactions.

Wireless Agency Agreements

Under our wireless agency agreements with subsidiaries of SBC and BellSouth, such subsidiaries and any of their affiliates that make an election to do so act as authorized agents exclusively on our behalf for the sale of wireless services to customers in SBC’s and BellSouth’s respective incumbent service territories. We are free to contract with other agents for wireless services in both of our parents’ incumbent service territories, including retailers and other distributors. All customers contracted through SBC and BellSouth agents are our own customers, except where the agents sell packages, in which case a customer is a customer of one of the agents for all portions of the package other than our wireless services. All affiliates of SBC and BellSouth may act as agents for us and, when electing to act as agents, will be bound by one

CINGULAR WIRELESS LLC

PART III

Item 13.	Certain Relationships and Related Transactions

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

Each agent may elect to cease acting solely as our agent and begin to act as a reseller under a resale agreement, as described below. The election has to be made for all package customers, but does not affect an agent’s right to act as our agent in selling wireless services that are not included in a package. Package customers are those customers that buy combinations of wireless services and other communications services offered by our parents. In addition, the agent has a corresponding right to choose to cease acting as agent with respect to national accounts.

Each agent has a unilateral right of termination. We may terminate the agreement with respect to any type of wireless service in the event of a change in the law relating to that type of wireless service that materially and adversely impacts our ability to conduct our business in an agent’s service territory. We may also terminate with respect to a specific wireless service if we do not get regulatory approval to sell that service in an agent’s service territory. Each wireless agency agreement also terminates upon breach, mutual agreement of the parties or on December 31, 2050. Once the agreement terminates, a former agent still has the rights under the resale agreement described below and may sell within its service territory wireless services that are not part of a package. In addition, in the event an agent terminates the agreement because we are in breach, the former agent would have the right to offer competing service purchased from third parties as an agent or reseller for those third parties. Upon termination, we may offer any communications services of the types that were previously exclusively offered through our parents, network services or other services bought from one of the agents or from third parties.

The wireless agency agreements provide that the agents receive a commission from us for each new customer enrolled by the agent in its service territory, which varies depending on the average three-month churn rate. Where we, instead of the agents, provide handsets and other equipment, we only pay a commission. In addition, the fees may be different where we participate in the sales process. Furthermore, we pay residual compensation supplementing the commissions equal to a percentage rate multiplied by monthly charges to the customer from accessing and using our network, but only where a customer has completed a minimum of 180 days of service. Pursuant to the agency agreements, we paid $103 million for the year ended December 31, 2003.

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

Generally, the resellers may only sell our wireless services outside their own service territory. However, if the reseller terminates its wireless agency agreement, as described above under “Wireless Agency Agreements”, it may resell our wireless services in its respective service territories. Each agreement terminates on October 2, 2050 or upon mutual agreement of the parties.

Under the resale agreements, we charge the resellers a fixed monthly charge per wireless customer. In addition, the resellers also pay charges based on usage of our network and separate charges for roaming

CINGULAR WIRELESS LLC

PART III

Item 13.	Certain Relationships and Related Transactions

and a number of other services. Neither SBC nor BellSouth is acting as a reseller nor had any revenues from these agreements in 2003.

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

We, our subsidiaries and other affiliates and our and their directors, officers, employees, shareholders and agents may seek indemnification for breaches of representations and warranties made by SBC or BellSouth in the contribution agreement, subject to certain thresholds and deductibles. The indemnification is subject to the following limitations:

•	any indemnifiable losses are subject to a minimum threshold of $2 million for individual losses, and only the amount in excess of that amount will be deemed a loss;

•	any breaches that relate to matters set forth on the respective party’s disclosure schedule shall not be deemed a loss until the amount of loss exceeds $4 million;

•	a party will not be liable for an indemnifiable loss until the total amount of the losses exceeds $250 million. For the purpose of calculating this deductible, our losses and those of SBC and BellSouth may not be counted twice for the same breach. A party is only liable for the amount of an indemnifiable loss in excess of the $250 million deductible; and

•	the maximum that SBC or BellSouth must pay for indemnifiable losses is $3 billion. Breaches of the representations on capitalization, subsidiaries, financial statements, taxes, brokers and finders and after-acquired properties are not subject to this limitation.

Each party’s representations generally expired on April 2, 2002, except those representations relating to:

•	tax matters, which survive until the expiration of the applicable statute of limitations;

•	environmental matters, which survived until October 2, 2003; and

•	organization, good standing and qualification; capitalization; subsidiaries; corporate authority and approval; brokers and finders; after acquired properties; and BellSouth’s representations relating to the value of certain credits granted to BellSouth by Ericsson, which have no expiration date.

There were no significant payments under this agreement during the year ended December 31, 2003.

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

CINGULAR WIRELESS LLC

PART III

Item 13.	Certain Relationships and Related Transactions

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

Interconnection and Long Distance Agreements

We are also a party to local interconnect and long distance agreements with subsidiaries of SBC and BellSouth. Pursuant to these agreements, we incurred expenses of $815 million for the year ended December 31, 2003.

SNET Diversified Group Name Delivery Service Agreement

We and SNET Diversified Group (SNET DG), an affiliate of SBC, entered into an agreement in October 2001 to provide Calling Name Delivery (CNAM) service and to receive a share of the fees generated by the provision of this service. CNAM service allows Local Exchange Carrier (LEC) customers with caller ID to view the name of a Cingular customer calling an LEC customer. LECs pay a fee to SNET DG each time a customer uses this service, which SNET DG will share with us on a percentage basis, beginning at 50% of revenues, and increasing to a maximum of 65%, with the addition of customers and/or additional markets adding CNAM service. For the year ended December 31, 2003, we recorded approximately $13 million in revenue from SNET DG under this agreement.

Subordinated Member Loans

A portion of our capital structure consists of subordinated member loans payable to SBC and BellSouth in the principal amounts of approximately $5.9 billion and $3.8 billion, respectively. The loans have an interest rate of 6% and a stated maturity of June 30, 2008.

CINGULAR WIRELESS LLC

PART III

Item 14.	Principal Accountant Fees and Services (Dollars in Millions)

The following table sets forth the aggregate fees rendered to us by Ernst & Young LLP for professional services rendered for the fiscal years ended December 31, 2002 and December 31, 2003.

	Year Ended
	December 31,

	2002	2003

Audit Fees(1)	$2.1	$2.8
Audit-Related Fees(2)	0.3	0.3
Tax Fees(3)	0.5	0.4
All Other Fees(4)	1.3	0.4

Total Fees	$4.2	$3.9

(1)	Consists of fees rendered for professional services for the audit of our annual financial statements and review of financial statements included in our quarterly Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

(2)	Consists of fees rendered for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees”. These services primarily include pension and benefit plan audits.

(3)	Consists of fees rendered for tax compliance, tax advice, and tax planning. These services primarily include assistance regarding sales and use tax planning.

(4)	Consists of fees rendered for products and services other than the services reported above. These services primarily include process and contract reviews.

Audit Committee Pre-Approval Policies and Procedures. All services provided by our independent auditors, Ernst & Young LLP, are subject to pre-approval by our two-member audit committee. The audit committee charter does provide the delegation of pre-approval for certain particular services to either member of the audit committee in the event that there is a need for such approval prior to the next full audit committee meeting. However, a full report of any such interim approvals must be given at the next audit committee meeting.

CINGULAR WIRELESS LLC

PART IV

Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Page(s)
in This
Form 10-K

a. Documents filed as part of the report
(1) Financial Statements
Cingular Wireless LLC
Report of Independent Auditors	70
Consolidated Statements of Income for the years ended December 31, 2001, 2002, and 2003	71
Consolidated Balance Sheets as of December 31, 2002 and 2003	72
Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2002, and 2003	73
Consolidated Statements of Changes in Members’ Capital for the years ended December 31, 2001, 2002, and 2003	74
Notes to Consolidated Financial Statements	75
GSM Facilities LLC
Report of Independent Auditors — Ernst & Young LLP	112
Report of Independent Auditors — PricewaterhouseCoopers LLP	113
Consolidated Statements of Operations for the period from November 1, 2001 (inception) through December 31, 2001 and for the years ended December 31, 2002 and 2003	114
Consolidated Balance Sheets as of December 31, 2002 and 2003	115
Consolidated Statements of Cash Flows for the period from November 1, 2001 (inception) through December 31, 2001 and for the years ended December 31, 2002 and 2003	116
Consolidated Statements of Changes in Members’ Capital for the period from November 1, 2001 (inception) through December 31, 2001 and for the years ended December 31, 2002 and 2003	117
Notes to Consolidated Financial Statements	118
(2) Financial Statement Schedule as set forth under Item 8 of this Report
Cingular Wireless LLC
Schedule II — Valuation and Qualifying Accounts	126
All other financial statements and schedules not listed are omitted because they are not required, or the required information is included in the consolidated financial statements
(3) Exhibits. The following exhibits are either provided with this Form 10-K or are incorporated by reference

Exhibit
Number		Description

*		Incorporated by reference
#		Management contract or compensatory plan or arrangement

2	.1*	Amended and Restated Contribution and Formation Agreement among SBC Communications, Inc., BellSouth Corporation and Alloy LLC, dated as of April 4, 2000 (Exhibit 2.1 to Registration Statement on Form S-4 filed January 24, 2002, Registration No. 333-81342)

CINGULAR WIRELESS LLC

PART IV

Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Exhibit
Number		Description

2	.1.1*	Second Amendment to Amended and Restated Contribution and Formation Agreement among SBC Communications, Inc., BellSouth Corporation and Cingular Wireless (Exhibit 2.1.1 to Annual Report on Form 10-K for the year ended December 31, 2002)
3	.1*	Certificate of Formation of the Company, dated April 19, 2000, as amended by Certificate of Merger, dated November 1, 2000, Certificate of Merger, Dated February 21, 2001, and Certificate of Amendment, dated March 1, 2001 (Exhibit 3.1 to Registration Statement on Form S-4 filed January 24, 2002, Registration No. 333-81342)
3	.2*	Limited Liability Company Agreement of Alloy LLC by and among SBC Communications Inc., SBC Alloy Holdings, Inc., BellSouth Corporation, BellSouth Mobile Data, Inc., BSCC of Houston, Inc., ACCC of Los Angeles, Inc., BellSouth Cellular Corp., RAM Broadcasting Corporation and Alloy Management Corp., dated as of October 2, 2000, as amended by Amendment No. 1, dated January 1, 2001, Amendment No. 2, dated April 3, 2001 and Amendment No. 3, dated April 3, 2001 (Exhibit 3.2 to Registration Statement on Form S-4 filed January 24, 2002, Registration No. 333-81342)
3	.2.1*	Amendment No. 4 to Limited Liability Company Agreement dated December 31, 2001 (Exhibit 3.3 to Amendment No. 1 to the Registration Statement on Form S-4 filed May 31, 2002, Registration No. 333-81342)
4	.1*	Indenture between the Company and Bank One Trust Company, N.A., as Trustee, dated as of December 12, 2001 (Exhibit 4.1 to Registration Statement on Form S-4 filed January 24, 2002, Registration No. 333-81342)
4	.1.1*	First Supplemental Indenture between the Company and Bank One Trust Company, N.A., as Trustee, dated December 31, 2002. (Exhibit 4.1.1 to Annual Report on Form 10-K for the year ended December 31, 2002)
4	.2*	$500,000,000 5.625% Senior Notes Due December 15, 2006 (Exhibit 4.2 to Annual Report on Form 10-K for the year ended December 31, 2002)
4	.3*	$750,000,000 6.5% Senior Notes Due December 15, 2011 (Exhibit 4.3 to Annual Report on Form 10-K for the year ended December 31, 2002)
4	.4*	$750,000,000 7.125% Senior Notes Due December 15, 2031 (Exhibit 4.4 to Annual Report on Form 10-K for the year ended December 31, 2002)
10	.1*	Wireless Agency Agreement between Alloy LLC and BellSouth Telecommunications Inc., dated October 2, 2000 (Exhibit 10.1 to Registration Statement on Form S-4 filed January 24, 2002, Registration No. 333-81342)
10	.2*	Wireless Agency Agreement between Alloy LLC and SBC Operations, Inc., dated October 2, 2000 (Exhibit 10.2 to Registration Statement on Form S-4 filed January 24, 2002, Registration No. 333-81342)
10	.3*	Resale Agreement between Alloy LLC and BellSouth Telecommunications, Inc., dated October 2, 2000 (Exhibit 10.3 to Registration Statement on Form S-4 filed January 24, 2002, Registration No. 333-81342)
10	.4*	Resale Agreement between Alloy LLC and SBC Communications Inc., dated October 2, 2000 (Exhibit 10.4 to Registration Statement on Form S-4 filed January 24, 2002, Registration No. 333-81342)
10	.5*	Intellectual Property License Agreement between Alloy LLC and BellSouth Corporation, dated October 2, 2000 (Exhibit 10.5 to Registration Statement on Form S-4 filed January 24, 2002, Registration No. 333-81342)

CINGULAR WIRELESS LLC

PART IV

Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Exhibit
Number		Description

10	.6*	Intellectual Property Agreement between Cingular Wireless LLC and BellSouth Intellectual Property Marketing Corporation, dated October 17, 2001 (Exhibit 10.6 to Registration Statement on Form S-4 filed January 24, 2002, Registration No. 333-81342)
10	.7*	Intellectual Property License Agreement between Alloy LLC and SBC Communications Inc., dated October 2, 2000 (Exhibit 10.7 to Registration Statement on Form S-4 filed January 24, 2002, Registration No. 333-81342)
10	.8*	Intellectual Property License Agreement between BellSouth Corporation and Alloy LLC, dated October 2, 2000 (Exhibit 10.8 to Registration Statement on Form S-4 filed January 24, 2002, Registration No. 333-81342)
10	.9*	Intellectual Property License Agreement between SBC Communications Inc. and Alloy LLC, dated October 2, 2000 (Exhibit 10.9 to Registration Statement on Form S-4 filed January 24, 2002, Registration No. 333-81342)
10	.10*	Authorized Sales Representative Agreement by and among SBC Communications Inc., Southwestern Bell Telephone Company, Pacific Bell Telephone Company, Ameritech Illinois, Ameritech Indiana, Ameritech Michigan, Ameritech Ohio, Ameritech Wisconsin, Nevada Bell Telephone, Southern New England Telephone Company and Alloy LLC, dated October 2, 2000, completed pursuant to the Wireline Agency Signature Agreement between SBC Communications Inc. and Alloy LLC, dated October 2, 2000 (Exhibit 10.10 to Registration Statement on Form S-4 filed January 24, 2002, Registration No. 333-81342)
10	.11*	Marketing Representative Agreement between BellSouth Telecommunications, Inc. and BellSouth Cellular Corp., dated July 17, 1998 (Exhibit 10.11 to Registration Statement on Form S-4 filed January 24, 2002, Registration No. 333-81342)
10	.12*	Assignment and Assumption Agreement between BellSouth Cellular Corp. and Alloy LLC (Exhibit 10.12 to Registration Statement on Form S-4 filed January 24, 2002, Registration No. 333-81342)
10	.13*	Capital Markets Debt Subordination Agreement, dated as of November 21, 2000, among SBC Communications Inc., BellSouth Corporation and any Subsidiary Lender (Exhibit 10.13 to Annual Report on Form 10-K for the year ended December 31, 2002)
10	.14*	Subordinated Notes of SBC and BellSouth (Exhibit 10.14 to Amendment No. 1 to the Registration Statement on Form S-4 filed May 31, 2002, Registration No. 333-81342)
10	.14.1*	Amended, Restated and Consolidated Subordinated Promissory Notes of the Company to SBC, BellSouth and Cellular Credit Corporation dated July 1, 2003 (Exhibit 10.14.1 of Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
10	.15*	Agreement to Sublease, dated August 25, 2000, by and among SBC Wireless, Inc., for itself and on behalf of the Sublessor Entities, SpectraSite Holdings Inc. and Southern SpectraSite Towers, Inc. (Exhibit 10.1 of SpectraSite Holdings Inc. Current Report on Form 8-K, dated August 25, 2000)
10	.16*#	Cingular Wireless Cash Deferral Plan (Exhibit 10.16 to Registration Statement on Form S-4 filed January 24, 2002, Registration No. 333-81342)
10	.17*#	Cingular Wireless Pension Plan (Exhibit 10.17 to Amendment No. 1 to the Registration Statement on Form S-4 filed April 25, 2002, Registration No. 333-81342)
10	.18*#	Cingular Wireless Savings Plan (Exhibit 10.18 to Amendment No. 1 to the Registration Statement on Form S-4 filed April 25, 2002, Registration No. 333-81342)
10	.19*#	Agreement between Mark Feidler and BellSouth Corporation (Exhibit 10.19 to Registration Statement on Form S-4 filed January 24, 2002, Registration No. 333-81342)

CINGULAR WIRELESS LLC

PART IV

Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Exhibit
Number		Description

10	.20*#	The Amended and Restated BellSouth Corporation Stock Plan effective April 24, 1995, as amended (Exhibit 10v-1 of BellSouth Corporation Annual Report on Form 10-K for the year ended December 31, 2000)
10	.21*#	BellSouth Corporation Stock Plan, as amended on September 23, 1996 and November 24, 1996 (Exhibit 10v of BellSouth Corporation Annual Report on Form 10-K for the year ended December 31, 1996)
10	.22*#	BellSouth Corporation Trust Under Executive Benefit Plan(s), as amended April 28, 1995 (Exhibit 10u-1 of BellSouth Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 1995)
10	.22.1*#	Amendment, dated May 23, 1996, to the BellSouth Corporation Trust Under Executive Benefit Plan(s) (Exhibit 10s-1 of BellSouth Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 1996)
10	.23*#	BellSouth Retirement Savings Plan, as amended and restated effective July 1, 2001(Exhibit 10-w of BellSouth Corporation Annual Report on Form 10-K for the year ended December 31, 2001)
10	.30*#	BellSouth Corporation Executive Long-Term Incentive Plan (Exhibit 10e of BellSouth Corporation Annual Report on Form 10-K for the year ended December 31, 1991)
10	.31*#	BellSouth Corporation Executive Incentive Award Deferral Plan, as amended and restated effective September 23, 1996 (Exhibit 10g of BellSouth Corporation Annual Report on Form 10-K for the year ended December 31, 1996)
10	.32*#	BellSouth Corporation Supplemental Executive Retirement Plan, as amended on March 23, 1998 (Exhibit 10i of BellSouth Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)
10	.33*#	BellSouth Corporation Nonqualified Deferred Compensation Plan, as amended and restated effective November 25, 1996 (Exhibit 10h of BellSouth Corporation Annual Report on Form 10-K for the year ended December 31, 1996)
10	.34*#	SBC Communications Inc. 1996 Stock and Incentive Plan (Exhibit 10-p of SBC Communications Inc. Annual Report on Form 10-K for the year ended December 31, 2001)
10	.35*#	SBC Communications Inc. 2001 Incentive Plan (Exhibit 10-w of SBC Communications Inc. Annual Report on Form 10-K for the year ended December 31, 2001)
10	.36*#	SBC Communications Inc. Stock Savings Plan, as amended through September 28, 2001(Exhibit 10-m of SBC Communications Inc. Annual Report on Form 10-K for the year ended December 31, 2001)
10	.38*#	SBC Communications Inc. Short-Term Incentive Plan (Exhibit 10-a of SBC Communications Inc. Annual Report on Form 10-K for the year ended December 31, 2000)
10	.39*	SBC Communications Inc. Supplemental Retirement Income Plan (Exhibit 10-d of SBC Communications Inc. Annual Report on Form 10-K for the year ended December 31, 2000)
10	.40*#	SBC Communications Inc. 1992 Stock Option Plan, as amended through June 19, 2001 (Exhibit 10-n of SBC Communications Inc. Annual Report on Form 10-K for the year ended December 31, 2001)
10	.41*#	Pacific Telesis Group 1994 Stock Incentive Plan (Attachment A of Pacific Telesis Group’s Definitive Proxy Statement, dated March 11, 1994, and amended March 14 and March 25, 1994)
10	.42*#	Cingular Wireless SBC Transition Executive Benefit Plan (Exhibit 10.42 to Amendment No. 1 to the Registration Statement on Form S-4 filed May 31, 2002, Registration No. 333-81342)

CINGULAR WIRELESS LLC

PART IV

Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Exhibit
Number		Description

10	.43*#	Cingular Wireless Long-Term Incentive Plan (Exhibit 10.43 to Amendment No. 1 to the Registration Statement on Form S-4 filed May 31, 2002, Registration No. 333-81342)
10	.45*#	Cingular Wireless Executive Short Term Incentive Award Plan (Exhibit 10.45 to Amendment No. 1 to the Registration Statement on Form S-4 filed May 31, 2002, Registration No. 333-81342)
10	.46*#	Cingular Wireless BLS Transition Executive Benefit Plan (Exhibit 10.46 to Amendment No. 1 to the Registration Statement on Form S-4 filed May 31, 2002, Registration No. 333-81342)
10	.47*#	Cingular Wireless Executive Financial Services Plan (Exhibit 10.47 to Amendment No. 1 to the Registration Statement on Form S-4 filed May 31, 2002, Registration No. 333-81342)
10	.48*#	Officer Communication Plan (Exhibit 10.48 to Annual Report on Form 10-K for the year ended December 31, 2002)
10	.49*	Employment Agreement with Stanley T. Sigman (Exhibit 10.49 to Annual Report on Form 10-K for the year ended December 31, 2002)
10	.51*	Employment Agreement with Thaddeus Arroyo (Exhibit 10.51 to Annual Report on Form 10-K for the year ended December 31, 2002)
10	.52*	Cingular Wireless Long Term Compensation Plan amended and restated effective January 1, 2003 (Exhibit 10.52 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2003)
10	.53*	Licensing Support Agreement between BellSouth Intellectual Property Marketing Corporation and Cingular Wireless, LLC, effective April 21, 2003 (Exhibit 10.53 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)
10	.54*	Purchase Agreement, dated August 4, 2003, by and between NextWave Telecom Inc., NextWave Personal Communications Inc., NextWave Partners Inc., NextWave Power Partners Inc. and Cingular Wireless LLC (Exhibit 10.54 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)
10	.55*	Stockholders’ Agreement by and among SBC Communications Inc., BellSouth Corporation and Alloy Management Corp. dated October 2, 2000 (Exhibit 10.55 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
10.56		Subordination Agreement among SBC Communications Inc., BellSouth Corporation, Cellular Credit Corporation and Cingular Wireless LLC dated November 17, 2003
10	.57*#	Agreement dated December 16, 2003, between BellSouth Corporation and Mark L. Feidler. (Exhibit 10kk of BellSouth Corporation Annual Report on Form 10-K for the year ended December 31, 2003)
10	.58#	Compensation arrangement with Ralph de la Vega
10	.59#	Transition Agreement by and between BellSouth Corporation and Rafael de la Vega dated December 29, 2003
10	.60*	Agreement and Plan of Merger, dated as of February 17, 2004, by and among AT&T Wireless Services, Inc., Cingular Wireless Corporation, Cingular Wireless LLC and Links I Corporation, and solely for the purposes of certain sections of the Merger Agreement, SBC Communications Inc. and BellSouth Corporation (Exhibit 99.1 to Form 8-K/A dated February 18, 2004)
10	.61#	Cingular Wireless Long Term Compensation Plan amended and restated effective January 1, 2004

CINGULAR WIRELESS LLC

PART IV

Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Exhibit
Number		Description

10.62		Billing and Collections Services Operating Agreement by and among BellSouth Telecommunications, Inc. and Cingular Wireless LLC, effective September 1, 2003
10.63		Work Order No. 03027350 Between Cingular Wireless LLC and SBC Services, Inc.
10.64		Investment Agreement, dated as of February 17, 2004, between BellSouth Corporation and SBC Communications Inc.
12		Statement of Computation of Ratios of Earnings to Fixed Charges
21		Subsidiaries of the Registrant
24		Powers of Attorney
31.1		Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1(1)	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32	.2(1)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
99	.1*	Amended and Restated Certificate of Incorporation of Cingular Wireless Corporation, dated October 2, 2000, as amended on October 23, 2000 and April 16, 2001 (Exhibit 99.4 to Registration Statement on Form S-4 filed January 24, 2002, Registration No. 333-81342)
99	.2*	Amended and Restated Bylaws of Cingular Wireless Corporation, dated October 2, 2000, as amended on January 19, 2001 and November 28, 2001 (Exhibit 99.5 to Registration Statement on Form S-4 filed January 24, 2002, Registration No. 333-81342)
99	.2.1*	Amendment to Bylaws dated April 30, 2002 (Exhibit 99.6 to Amendment No. 1 to the Registration Statement on Form S-4 filed May 31, 2002, Registration No. 333-81342)

(1)	This exhibit is hereby furnished to the SEC as an accompanying document and is not to be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.

b.	Reports on Form 8-K

(1)	On October 21, 2003, we furnished a Form 8-K, reporting on Item 9, Regulation FD Disclosure, and Item 12. Results of Operations and Financial Condition, our financial results for the quarter ended September 30, 2003 and selected financial statements and operating data at and for the three and nine months ended September 30, 2003 for Cingular Wireless LLC and at and for the comparable date and period in 2002.

    No other reports on Form 8-K were filed during the fourth quarter of 2003.

c. We hereby file or furnish as part of this Form 10-K the Exhibits listed in Item 15(a)(3) above

d.	The following financial statement schedule is filed herewith: Schedule II — Valuation and Qualifying Accounts

Schedules not listed above are omitted because they are not required, or the required information is included in our consolidated financial statements or notes thereto.

CINGULAR WIRELESS LLC

PART IV

Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

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

While the below list of cautionary statements is not exhaustive, some factors, in addition to those contained throughout this document, that could affect future operating results, financial position and cash flows and could cause actual results to differ materially from those expressed or implied in the forward-looking statements are:

•	the pervasive and intensifying competition in all markets where we operate;

•	failure to quickly realize capital and expense synergies from the acquisition of AT&T Wireless as a result of technical, logistical, regulatory and other factors;

•	problems associated with the transition of our network to higher speed technologies caused by delayed deliveries of infrastructure equipment and handsets, cost overruns, perceived service degradation as more spectrum is devoted to new technologies, customer dissatisfaction with new handsets that operate on multiple networks to accommodate our technology migration, equipment malfunctions and other factors;

•	slow growth of our data services due to lack of popular applications, terminal equipment, advanced technology and other factors;

•	shortages and unavailability of spectrum for new services and geographic expansion;

•	pervasive and prolonged adverse economic and employment conditions in the markets we serve;

•	changes in available technology that make our existing technology obsolete or expensive to upgrade;

•	the final outcome of FCC proceedings, including rulemakings, and judicial review, if any, of such proceedings;

•	impact of local number portability on our growth and churn rates, revenues and expenses;

•	enactment of additional state and federal laws, regulations and requirements pertaining to our operations;

•	availability and cost of capital;

•	impact of any industry consolidation; and

•	the outcome of pending or threatened complaints and litigation.

CINGULAR WIRELESS LLC

PART IV

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINGULAR WIRELESS LLC

By:	CINGULAR WIRELESS CORPORATION,

as Manager

By:	/s/ RICHARD G. LINDNER

Richard G. Lindner
Chief Financial Officer
(Principal Financial Officer)

Date: February 24, 2004

	Signature	Title

	/s/ STANLEY T. SIGMAN* Stanley T. Sigman*	President and Chief Executive Officer (Principal Executive Officer)

	/s/ RICHARD G. LINDNER* Richard G. Lindner*	Chief Financial Officer (Principal Financial Officer)

	/s/ GREGORY T. HALL* Gregory T. Hall*	Controller (Principal Accounting Officer)

	/s/ RICHARD A. ANDERSON* Richard A. Anderson*	Class B Director

	/s/ RONALD M. DYKES* Ronald M. Dykes*	Class B Director

	/s/ RANDALL L. STEPHENSON* Randall L. Stephenson*	Chairman of the Board and Class B Director

	/s/ RAYFORD WILKINS JR.* Rayford Wilkins Jr.*	Class B Director

*By:	/s/ RICHARD G. LINDNER* Richard G. Lindner (Individually and As Attorney-In-Fact) February 24, 2004