Form 10-Q
period 2000-03-31
CINGULAR WIRELESS LLC
filed 2004-05-06
CIK 1130452

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)     Yes ☐          No ☑

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 1.	Financial Statements (Unaudited)

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,

	2003	2004

Operating revenues:
Service revenues	$3,394	$3,558
Equipment sales	244	384

Total operating revenues	3,638	3,942

Operating expenses:
Cost of services (excluding depreciation of $389 and $442, which is included below)	821	922
Cost of equipment sales	396	537
Selling, general and administrative	1,217	1,372
Depreciation and amortization	488	552

Total operating expenses	2,922	3,383

Operating income	716	559

Other income (expenses):
Interest expense	(225)	(198)
Minority interest in earnings of consolidated entities	(24)	(27)
Equity in net loss of affiliates	(72)	(105)
Other, net	26	4

Total other income (expenses)	(295)	(326)

Income before provision for income taxes	421	233
Provision for income taxes	2	6

Net income	$419	$227

See accompanying notes.

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 1.	Financial Statements (Unaudited)

CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2003	2004

	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,139	$944
Accounts receivable — net of allowance for doubtful accounts of $130 and $120	1,592	1,576
Inventories	273	194
Prepaid expenses and other current assets	296	389

Total current assets	3,300	3,103

Property, plant and equipment, net	10,939	10,755
FCC licenses, net	7,769	7,797
Goodwill	849	849
Other intangible assets, net	155	126
Investments in and advances to equity affiliates	2,288	2,276
Other assets	226	221

Total assets	$25,526	$25,127

LIABILITIES AND MEMBERS’ CAPITAL
Current liabilities:
Debt maturing within one year	$95	$89
Accounts payable	904	544
Due to affiliates, net	54	21
Advanced billing and customer deposits	538	589
Accrued liabilities	1,596	1,317

Total current liabilities	3,187	2,560

Long-term debt:
Debt due to affiliates	9,678	9,678
Other long-term debt, net of discount	2,914	2,914

Total long-term debt	12,592	12,592

Other noncurrent liabilities	604	615

Total liabilities	16,383	15,767

Minority interests in consolidated entities	659	649
Members’ capital:
Members’ capital	8,664	8,891
Receivable for properties to be contributed	(178)	(178)
Accumulated other comprehensive loss	(2)	(2)

Total members’ capital	8,484	8,711

Total liabilities and members’ capital	$25,526	$25,127

See accompanying notes.

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 1.	Financial Statements (Unaudited)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months
	Ended
	March 31,

	2003	2004

Operating activities
Net income	$419	$227
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	488	552
Provision for doubtful accounts	64	84
Minority interest in earnings of consolidated entities	24	27
Equity in net loss of affiliates	72	105
Changes in operating assets and liabilities:
Accounts receivable	85	(68)
Other current assets	(37)	(25)
Accounts payable and other current liabilities	(264)	(583)
Pensions and post-employment benefits	22	21
Other, net	8	19

Net cash provided by operating activities	881	359

Investing activities
Construction and capital expenditures	(327)	(334)
Investments in and advances to equity affiliates, net	(74)	(132)
Dispositions of assets	5	4
Acquisitions of businesses and licenses, net of cash received	(11)	(49)

Net cash used in investing activities	(407)	(511)

Financing activities
Net repayment of long-term debt	(15)	(9)
Net distributions to minority interests	(9)	(34)

Net cash used in financing activities	(24)	(43)

Net increase (decrease) in cash and cash equivalents	450	(195)
Cash and cash equivalents at beginning of period	908	1,139

Cash and cash equivalents at end of period	$1,358	$944

See accompanying notes.

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 1.	Financial Statements (Unaudited)

CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS’ CAPITAL

Balance at December 31, 2003	$8,484
Net income	227

Balance at March 31, 2004	$8,711

See accompanying notes.

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 1.	Financial Statements (Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) that permit reduced disclosure for interim periods. Management believes that the consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results for the interim periods shown. The results for the interim periods are not necessarily indicative of results for the full year. These interim financial statements should be read in conjunction with the consolidated financial statements of the Company and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

New Accounting Standards

In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21. The consensus addresses how to account for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. Revenue arrangements with multiple deliverables are required to be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. The consensus also supersedes certain guidance set forth in Staff Accounting Bulletin (SAB) Number 101, which was amended in December 2003 by SAB 104. The final consensus is applicable to agreements entered into in quarters beginning after June 15, 2003. The Company adopted this new pronouncement, effective July 1, 2003 and is applying the provisions of this statement on a prospective basis subsequent to that date. The impact to the Company’s financial position, results of operations and cash flows would not have been materially different had the Company adopted

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 1.	Financial Statements (Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

this new pronouncement, effective January 1, 2003. The impact to the Company’s ongoing results of operations and cash flows as a result of adopting this statement is not material.

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (SFAS  143). This statement requires the Company to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and capitalize that amount as part of the book value of the long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the Company either settles the obligation for its recorded amount or incurs a gain or loss. This statement is effective for financial statements for fiscal years beginning after June 15, 2002. The Company adopted this new pronouncement, effective January 1, 2003.

The Company has certain legal obligations related to network infrastructure, principally tower assets, which fall within the scope of SFAS 143. These legal obligations include conditional obligations to remediate leased land on which the Company’s network infrastructure assets are located.

The significant assumptions used in estimating the Company’s asset retirement obligations include the following: a 50% probability that the Company’s network infrastructure assets with asset retirement obligations will be remediated at the lessor’s directive, expected settlement dates that coincide with lease expiration dates plus estimates of lease extensions, remediation costs that are indicative of what third party vendors would charge the Company to remediate the sites, expected inflation rates that are consistent with historical inflation rates and credit-adjusted risk-free rates that approximate the Company’s incremental borrowing rates. The adoption of SFAS 143 did not have a material impact on the Company’s individual financial statement line items or its consolidated financial statements taken as a whole.

Comprehensive Income

Comprehensive income for the Company approximates net income for all periods presented. There are no significant components of other comprehensive income.

Reclassifications

The income statement for the quarter ended March 31, 2003 has been reclassified to reflect billings to the Company’s customers for the Universal Service Fund (USF) and other regulatory fees as “Service revenues” and the related payments into the associated regulatory funds as “Cost of services” expenses. Operating income and net income for all prior periods have been unaffected. The amount reclassified for the three months ended March 31, 2003 was $48.

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 1.	Financial Statements (Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.     Intangible Assets

Summarized below are the carrying values for the major classes of intangible assets that are amortized under SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), as well as the carrying values of those intangible assets which are not amortized:

		(Audited)
		December 31, 2003		March 31, 2004

		Gross		Gross
		Carrying	Accumulated	Carrying	Accumulated
	Useful Lives	Amount	Amortization	Amount	Amortization

Intangible assets subject to amortization:
FCC licenses used in Mobitex business	4 years	$28	$(7)	$28	$(9)
Customer lists	5 years	1,070	(920)	1,068	(947)
Other	3-5 years	147	(143)	147	(143)

Total		$1,245	$(1,070)	$1,243	$(1,099)

Intangible assets not subject to amortization:
FCC licenses		$7,748	$—	$7,778	$—
Goodwill		849	—	849	—

The following table presents current and estimated amortization expense for each of the following periods:

Aggregate amortization expense:
For the three months ended March 31, 2004	$40

Estimated amortization expense:
For the remainder of 2004	$77
For the years ending December 31, 2005	51
2006	13
2007	2
2008	1

$144

In addition to the SFAS 142 intangible assets noted above, the Company recorded $1 in 2003 of intangible assets in connection with the recognition of an additional minimum liability for its Supplemental Retirement Plans, as required by SFAS No. 87, Employers’ Accounting for Pensions.

3.	Investments in and Advances to Equity Affiliates

The Company has investments in affiliates which do not meet the criteria for consolidation under FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), nor for which the Company has a controlling interest. These investments are accounted for under the equity method of accounting. The most significant of these investments is GSM Facilities, LLC (GSMF), a jointly-controlled infrastructure

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 1.	Financial Statements (Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

venture with T-Mobile USA, Inc. (T-Mobile) for networks in the New York City metropolitan area, California and Nevada.

Investments in and advances to equity affiliates consist of the following:

	(Audited)
	December 31,	March 31,
	2003	2004

Investment in GSMF	$2,253	$2,241
Other	35	35

	$2,288	$2,276

GSMF

The Company and T-Mobile jointly fund capital expenditures of GSMF. Pursuant to the operating agreements, the Company and T-Mobile procure services and network equipment on behalf of GSMF in the respective markets. Network equipment is sold to GSMF at prices which are mutually agreed upon by the parties and which approximate fair value. The Company defers any resulting profits and records them as part of the Company’s investments in and advances to equity affiliates. The Company recognizes the intercompany profit over the estimated useful lives of the related assets as a reduction of equity in net loss of affiliates.

Capital contributions to GSMF are generally determined by the Company’s proportionate share of the annual capital expenditure requirements based on each party’s incremental growth in network usage, and such contributions are accounted for as an increase to the Company’s investment. For the three months ended March 31, 2003 and 2004, the Company made net capital contributions to GSMF of $1 and $94, respectively. The Company had a contractual commitment to contribute cash of $225 to GSMF in 2003. The contribution amount of $225 was made by the Company in the second half of 2003 in satisfaction of the Company’s contractual commitment.

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

	Three Months
	Ended
	March 31,

	2003	2004

Network operating costs charged to GSMF	$79	$91
Network services received based on usage	59	72

GSMF incurs net losses due to depreciation and interest expense, which are not reimbursed by the Company or T-Mobile. For the three months ended March 31, 2003 and 2004, the Company recorded

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 1.	Financial Statements (Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

equity in the net loss of GSMF of $72 and $106, respectively. At March 31, 2004, the Company’s economic interest in GSMF approximated 70%.

Summarized financial information with respect to GSMF is as follows:

	Three Months
	Ended March 31,

Income Statement Information	2003	2004

Revenues	$104	$128
Costs and expenses (excluding depreciation)	102	132
Depreciation expense	100	140
Operating loss	(98)	(144)
Interest expense	5	5
Net loss	(103)	(149)

4.	Related Party Transactions

In addition to the affiliate transactions with equity investees described elsewhere in these consolidated financial statements, other significant transactions with related parties, principally the Company’s members, are as follows:

	Three Months
	Ended
	March 31,

Type of Service(1)	2003	2004

Agent commissions and compensation	$15	$32
Interconnect and long distance	196	207
Other services	20	25
Interest expense on debt due to affiliates(2)	179	145

(1)	See Note 11 to the Company’s audited consolidated financial statements included in Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 for a further description of services.

(2)	See Note 8 to the Company’s audited consolidated financial statements included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 for further discussion related to interest expense on debt due to affiliates.

The Company had receivables from affiliates of $81 and $140 and payables to affiliates of $135 and $161 at December 31, 2003 and March 31, 2004, respectively, primarily with SBC, BellSouth and GSMF (see also Note 3).

5.	Employee Benefits

Long-Term Compensation Plan

The Cingular Wireless Long-Term Compensation Plan (the Plan), as amended, provides for incentive compensation to eligible participants over periods that are two years or longer in the form of performance units, stock appreciation units and restricted stock units. Awards granted in any particular year may be

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 1.	Financial Statements (Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

comprised of any combination of award type provided for under the Plan as approved by the plan administrator. All awards are ultimately settled in cash. Grants are made in April of the award year.

Performance units are tied to the achievement of specified financial objectives over a three-year performance period. The units have a stated value of $50 (whole dollars). Performance units granted at inception of a three-year performance period are payable in the first quarter following the performance period, with payouts ranging from 0% to 200% of the stated value of the performance units for years prior to 2004 and 0% to 150% for 2004 grants. The number of performance units granted under the Plan total approximately 1.2 million units in 2002 and 540,000 units in 2003. As of March 31, 2004, the Company has approximately 1.4 million outstanding performance units. On April 1, 2004, the Company granted approximately 736,000 performance units. Expense is accrued ratably throughout the performance period based upon management’s estimate of the compensation that will ultimately be earned under the Plan. As performance is monitored against the financial objectives that have been established throughout the respective three-year performance periods, management may revise its estimate of the compensation that will ultimately be earned under the Plan and adjust its accrual accordingly.

Stock appreciation units granted under the Plan, which approximate 3.3 million in total, are indexed to an underlying share of BellSouth or SBC common stock. Each stock appreciation unit has a grant price equal to the closing price of BellSouth or SBC stock, as the case may be, based on the closing New York Stock Exchange price on the grant date. Stock appreciation units were granted to eligible employees on April 1, 2003, 50% of which vest two years after the grant date and the remaining 50% of which vest three years following the grant date. As of March 31, 2004, the Company had approximately 3.1 million outstanding stock appreciation units. The units expire 10 years from the grant date. Compensation cost is recognized over the vesting period based upon increase in the fair value of the stock appreciation units at the end of each reporting period.

Restricted stock units granted under the Plan are indexed to an underlying share of BellSouth or SBC common stock. The value of the restricted stock units will be paid in cash to holders in March 2007 based on the average of the closing stock prices of BellSouth and SBC common stock for the last ten trading days of February 2007. Dividend equivalents will be paid annually at the same rate as the dividend received by all SBC and BellSouth shareholders, respectively. On April 1, 2004, the Company granted approximately 342,000 BellSouth restricted stock units and 381,000 SBC restricted stock units with an aggregate value on the grant date of approximately $19. The value of the restricted stock units, adjusted for changes in the value of the underlying BellSouth and SBC common stock, will be recognized as compensation expense over the three year vesting period.

The impact of these units to results of operations was not material for the three months ended March 31, 2003 and 2004.

6.	Other Business Matters

AT&T Wireless Acquisition

On February 17, 2004, the Company entered into an Agreement and Plan of Merger to acquire AT&T Wireless Services Inc. (AT&T Wireless) for an aggregate consideration of approximately $41,000 in cash. The closing of the acquisition is expected to occur in late 2004 and is subject to the affirmative vote of AT&T Wireless’ shareholders, Federal Communications Commission (FCC), Hart-Scott-Rodino and other regulatory approvals and other customary closing conditions. SBC and BellSouth have committed to provide funding for the purchase. Proportionate equity ownership and management control of Cingular will

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 1.	Financial Statements (Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

remain unchanged after the acquisition. This transaction will be accounted for as a purchase in accordance with SFAS No. 141, Business Combinations.

7.	Subsequent Events

Acquisition of NextWave Licenses

In August 2003, the Company executed an agreement with NextWave Telecom, Inc. and certain of its affiliates, pursuant to which the Company would purchase FCC licenses for wireless spectrum in 34 markets for $1,400 in cash. The transaction closed in April 2004.

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

The following should be read in conjunction with the December 31, 2003 Cingular Wireless LLC audited consolidated financial statements and accompanying notes, related information and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

We serve approximately 25.4 million voice and data customers, including customers served over our Mobitex network, and are the second-largest provider of wireless voice and data communications services in the United States, based on the number of wireless customers. We have access to licenses to provide cellular or PCS wireless communications services covering an aggregate population (POPs) of 240 million, or approximately 81% of the U.S. population, including in 45 of the 50 largest U.S. metropolitan areas. We provide cellular or PCS services in 43 of the 50 largest U.S. metropolitan areas. In addition to our cellular and PCS licenses, we own Federal Communications Commission (FCC) licenses to provide data services over a separate frequency band. Our network at this band utilizes a different technology called “Mobitex”.

On February 17, 2004, we entered into an Agreement and Plan of Merger providing for the acquisition of AT&T Wireless Services, Inc. (AT&T Wireless) for an aggregate consideration of approximately $41,000 in cash. The closing of the acquisition is expected to occur in late 2004 and is subject to the affirmative vote of AT&T Wireless’ shareholders, FCC, Hart-Scott-Rodino and other regulatory approvals and other customary closing conditions. On a pro forma basis, the combined company would have had, at the time of the Agreement, cellular and PCS spectrum coverage in 49 of the top 50 U.S. markets and operations in 97 of the top 100 U.S. markets (excluding only Richmond, Norfolk and Newport News, VA). Its licenses would have encompassed a population of over 264 million people and its network and operations would have encompassed a population of over 250 million people. Both companies currently operate the same wireless technologies. We plan that the combined company will provide service under the “Cingular” brand name.

Industry and Operating Trends

We compete for customers based principally on price, service offerings, call quality, coverage area and customer service. We face substantial and increasing competition in all aspects of our business. Our competitors are principally five national (Verizon Wireless, AT&T Wireless, Sprint PCS, Nextel Communications and T-Mobile) and a large number of regional providers of cellular, PCS and other wireless communications services, resellers and wireline service providers. In addition, we may experience significant competition from companies that provide similar services using other current or future communications technologies and services. Our management focuses on the key wireless industry drivers of customer penetration, average revenue per user (ARPU), operating income and reputation within the wireless industry to evaluate our performance.

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

The wireless telecommunications industry is continuing to grow; however, a high degree of competition exists among the six national carriers, their affiliates and smaller regional carriers. This competition and other factors, such as the implementation of wireless local number portability, will continue to put pressure upon pricing, margins and customer churn (see Note 4 to “Selected Financial and Operating Data” for a definition of customer churn) as the carriers compete for potential customers. Future carrier revenue growth is highly dependent upon the number of net customer additions a carrier can achieve and the ARPU derived from its customers. The effective management of customer churn is also paramount in minimizing customer acquisition costs and maintaining and improving margins. Improved marketing and sales execution and promotion of service offerings such as FamilyTalk®, a shared minutes plan, have contributed to an increase in our customer additions over the last four quarters. During the first quarter of 2004, our cellular/ PCS customer gross additions totaled 2.5 million, marking our third consecutive quarter with cellular/ PCS customer gross additions at or above 2.5 million. Also, a continued emphasis on our affiliation with our members, SBC Communications Inc. (SBC) and BellSouth Corporation (BellSouth), through co-branding of our services with their offerings in areas where our wireless markets overlap with their wireline markets, has increased our sales channels and the number of customer gross additions contributed by our parent companies’ sales channels.

Although our operating margin (i.e., operating income/operating revenue) in the first quarter of 2004 was lower than in the first quarter of 2003, it improved over the third and fourth quarters of 2003. In addition to higher customer acquisition costs, these prior two quarters also included one-time costs related to extensive customer retention and customer service initiatives in anticipation of wireless local number portability, effective November 2003, and incremental costs related to our Global System for Mobile Communication (GSM) network system overlay which we substantially completed during 2003.

Competition and slowing wireless service penetration will continue to adversely impact revenue growth and margins. We expect cost increases to continue due to higher network system usage and redundant expenses related to operating dual networks as our customer base transitions from our Time Division Multiple Access (TDMA) network to our GSM network. We also expect higher depreciation expense due to our ongoing capital spending. If we are successful in accelerating the growth of our customer base, our acquisition costs will increase. We also expect increased costs to maintain and support our existing customer base, including customer care initiatives to improve our level of service, retain existing customers and support wireless local number portability. We expect these and other cost increases to be partially offset by ongoing efforts to reduce general and administrative expenses as well as decreased roaming costs as a result of lower negotiated roaming rates with other carriers.

We expect that our costs for 2004 will increase as a result of the preparation to complete the acquisition of AT&T Wireless and that the integration of and accounting for the transaction will result in higher costs for the next few years. Thereafter, we expect cost savings from the elimination of redundant facilities, advertising costs, staff, functions, capital expenditures and other resources.

Wireless local number portability was implemented on November 24, 2003 and, although we are seeing number porting transactions that are significantly less than expected, it is still relatively early in the process of implementation. During 2003, we incurred costs related to the preparation for and implementation of wireless local number portability, and we expect customer retention costs, consisting primarily of handset subsidies, selling costs and greater staffing of customer care centers, to be higher ongoing as a result of the new portability mandate.

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

As we face the many challenges and opportunities in the future, we are focused on the following key initiatives:

•	successfully completing the merger with AT&T Wireless as soon as possible and quickly integrating its business operations with ours;

•	growing our customer base profitably by offering wireless voice and data products and rate plans that provide both customer value and favorable economics;

•	increasing the capacity, speed and functionality of our network through the completion of our GSM/ General Packet Radio Service (GPRS)/ Enhanced Data Rates for GSM Evolution (EDGE) network overlay and improving overall network coverage and performance;

•	increasing wireless data penetration and usage through the development and promotion of advanced wireless data applications and interfaces;

•	improving the Cingular customer experience and our reputation in the industry by focusing on all customer-impacting aspects of our business including network performance, sales, billing and customer service;

•	maintaining effective cost controls by continually evaluating the cost structure of our business and driving efficiencies through our large size and national scope; and

•	continuing the expansion of our existing footprint and network capacity by obtaining access to additional spectrum, primarily through spectrum exchanges, purchases and leasing as well as mergers, acquisitions and joint ventures.

Selected Financial and Operating Data

	Three Months Ended
	March 31,

	2003	2004

Construction and capital expenditures(1)	327	334
Licensed cellular/PCS POPs (in millions) (end of period)(2)	235	240
Total cellular/PCS customers (in millions) (end of period)(3)	22.1	24.6
Net additions, cellular/PCS customers (in millions)	0.2	0.6
Cellular/PCS customer churn(4)	2.6%	2.7%
Average cellular/PCS revenue per user (ARPU)(5)	$50.76	$47.95

(1)	Capital expenditures do not include capital expenditures and cash contributions related to our infrastructure venture, GSM Facilities, LLC (GSMF). See also Note 3, Investments in and Advances to Equity Affiliates, to our consolidated financial statements included in Item 1, Financial Statements.

(2)	Licensed POPs refers to the number of people residing in areas where we have licenses to provide cellular or PCS service.

(3)	Cellular/PCS customers include customers served through reseller agreements.

(4)	Cellular/PCS customer churn is calculated by dividing the aggregate number of cellular/PCS customers who cancel service during each month in a period by the total number of cellular/PCS customers at the beginning of each month in that period.

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

(5)	ARPU is defined as cellular/PCS service revenues during the period divided by average cellular/PCS customers during the period. This metric is used to compare the recurring revenue amounts generated on our network to prior periods and internal targets. We believe that this metric provides useful information concerning the performance of our initiatives to attract and retain high value customers and the use of our network.

Consolidated Results of Operations

     Three Months Ended March 31, 2004, Compared with the Three Months Ended March 31, 2003

Customer Base

	Three Months
	Ended March 31,		Change*

Customers	2003	2004	Fav (Unfav)%

	(In thousands)
Cellular/PCS Customers
Beginning of Period	21,925	24,027	2,102	9.6%
Net Additions (Losses)
Postpaid	(49)	296	345	702.2
Prepaid	140	52	(88)	(63.1)
Reseller	98	206	108	109.8

Total Net Additions	189	554	365	192.5
Other Adjustments	—	37	37	100.0

End of Period	22,114	24,618	2,504	11.3

Gross Additions
Postpaid	1,357	1,780	423	31.1
Prepaid	381	381	—	—
Reseller	158	337	179	113.4

Total Gross Additions	1,896	2,498	602	31.7

Mobitex Data Network Customers
Beginning of Period	817	789	(28)	(3.5)
Net Additions (Losses)	18	(21)	(39)	(222.6)

End of Period	835	768	(67)	(8.1)

Gross Additions	96	57	(39)	(40.3)%

*	The percentage change is based on the actual whole numbers.

We had over 24.6 million cellular/PCS customers at March 31, 2004, representing a growth of 2.5 million in our cellular/PCS customer base from a year ago. For the three months ended March 31, 2004, cellular/ PCS customer gross additions were 31.7% higher than the same prior year period and were driven by strong growth in our postpaid and reseller customer segments. Additionally, 11% of our postpaid customer gross additions for the current year period were through our parent companies’ sales channels as a result of our emphasis on co-branding and marketing of our services with them. The increase in reseller customers compared with the corresponding prior year period can be attributed to aggressive growth by our primary

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

reseller. Growth in our prepaid customer segment was reduced from the same prior year period; however, we expect to see improvement in this area as we begin deploying GSM prepaid services later in 2004.

Approximately 96% of our customers are now using our digital services, an increase from 94% at March 31, 2003. Our networks have 100% digital coverage and over 99% of our network traffic was digital at March 31, 2004.

For the three months ended March 31, 2004, the cellular/PCS churn rate was 2.7%, up from a 2.6% churn rate in the corresponding prior year period. This slightly higher overall cellular/PCS churn rate was the result of higher churn rates in both our prepaid and reseller customer bases, although our postpaid customer churn was lower than in the corresponding period last year. To date, wireless local number portability has not materially impacted our customer churn rate.

The availability of new competitive data products over our and other cellular/PCS networks continue to negatively impact customer gross additions and churn and resulted in a reduction in our Mobitex customer base for the three months ended March 31, 2004, compared to March 31, 2003.

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

Historical Consolidated Data — For the three months ended March 31, 2003 and 2004

	Three Months
	Ended
	March 31,		Change

	2003	2004	$	%

Operating Revenues
Local service revenue — voice	$2,914	$3,079	$165	5.7%
Data revenue	105	137	32	30.5

Total local service revenue	3,019	3,216	197	6.5
Incollect roamer revenue	157	155	(2)	(1.3)
Long distance	41	42	1	2.4

Subscriber revenue	3,217	3,413	196	6.1
Outcollect revenue	141	114	(27)	(19.1)
Other revenue	36	31	(5)	(13.9)

Other service revenue	177	145	(32)	(18.1)

Wireless service revenue	3,394	3,558	164	4.8
Equipment sales	244	384	140	57.4

Total operating revenues	3,638	3,942	304	8.4

Operating expenses
Cost of services (excluding depreciation)	821	922	101	12.3
Cost of equipment sales	396	537	141	35.6
Selling, general and administrative	1,217	1,372	155	12.7
Depreciation and amortization	488	552	64	13.1

Total operating expenses	2,922	3,383	461	15.8

Operating income	716	559	(157)	(21.9)

Other income (expenses):
Interest expense	(225)	(198)	27	(12.0)
Minority interest in earnings of consolidated entities	(24)	(27)	(3)	12.5
Equity in net loss of affiliates	(72)	(105)	(33)	45.8
Other, net	26	4	(22)	(84.6)

Total other income (expenses)	(295)	(326)	(31)	10.5

Income before provision for income taxes	421	233	(188)	(44.7)
Provision for income taxes	2	6	4	200.0

Net income	$419	$227	$(192)	(45.8)%

Operating Revenues

Total operating revenues, consisting of service revenues and equipment sales, increased $304, or 8.4%, to $3,942 for the three months ended March 31, 2004, compared with $3,638 for the prior year. The growth in service revenues was the result of a larger average cellular/PCS customer base, continued growth in

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

data revenues and increased regulatory fee revenues. Equipment sales contributed $140, or 46.1%, of the increase in total operating revenues, driven primarily by higher customer gross additions and an increase in handset upgrade activity compared to the prior year. These increases were offset by lower roaming revenues, primarily outcollect. The components of the change in operating revenues are described as follows:

Service revenues. Service revenues, comprised of local service, roaming, long distance and other revenues, increased $164, or 4.8%, compared with the same prior year period.

The local service component of total service revenues includes recurring monthly access charges, airtime usage, including prepaid service, and charges for optional features and services, such as voice mail, mobile-to-mobile calling, roadside assistance, caller ID, handset insurance and data services. It also includes billings to our customers for the Universal Service Fund (USF) and other regulatory fees.

Key drivers of the $197 increase in local service revenues include an 11.0% increase in the average number of cellular/PCS customers, although the impact was lessened due to lower average revenue per customer. In addition, local service revenues related to regulatory fees increased $72 over the prior year and included an increase of $50 in billings to our postpaid customers for the USF and certain other regulatory fees, the payment of which is reflected in “Cost of services” below. Unfavorable impacts to local service revenues include increased revenue deferrals associated with our “rollover” rate plans and the impact of the July 1, 2003 adoption of Emerging Issues Task Force (EITF) 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. This adoption resulted in a reclassification of $17 in direct sales channel activation revenues from local service revenues to equipment sales for the three months ended March 31, 2004. See also Note 1, Summary of Significant Accounting Policies, to our consolidated financial statements included in Item 1, Financial Statements.

Increases in data revenues also favorably impacted local service revenues. A 30.5% increase over the prior year same period was driven by increased data service penetration and usage of SMS short messaging and other data services by our cellular/PCS customers, as well as increased revenue per customer in our Mobitex data business. For the three months ended March 31, 2004, data revenues related to our cellular/ PCS customers increased nearly 54% over the same prior year period.

Roaming revenues, both incollect and outcollect revenues, declined for the three months ended March 31, 2004 when compared with the corresponding prior year period. Overall, reduced roaming revenues were a function of lower negotiated roaming rates. Additionally, a $27, or 19.1%, reduction in outcollect revenues was primarily volume driven as other wireless carriers continue to construct and/or better utilize their own networks. Incollect revenues also continue to be negatively impacted as a result of roaming minutes being bundled with all-inclusive regional and national rate plans.

Long distance revenues, for the three months ended March 31, 2004, comprised only 1.2% of total service revenues and remained flat compared with the prior year same period.

Cellular/PCS ARPU for the three months ended March 31, 2004 was $47.95, a decrease of $2.81, or 5.5%, compared with $50.76 for the three months ended March 31, 2003. Increases in ARPU related to higher customer usage and increased data and regulatory fee revenues were more than offset by the impact of a larger embedded customer base on lower ARPU FamilyTalk® rate plans. Additionally, there was a 1.4% shift in the cellular/PCS customer base mix as of March 31, 2004, when compared with the corresponding prior year period, from higher ARPU postpaid customers to lower ARPU prepaid and reseller customers. The impact of increased revenue deferrals associated with our “rollover” rate plans and the impact of the adoption of EITF 00-21 also had a negative impact on ARPU. Other unfavorable

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

impacts include on-going competitive pricing pressures and ARPU reductions related to roaming and long distance revenues.

Equipment sales. The increase in equipment sales was both volume and price driven and impacted by a 24.3% increase in cellular/PCS postpaid and prepaid customer gross additions and an increase in the sale of upgrade handsets to our existing customers, compared with the prior year same period. The increased unit sales for upgrades were a function of our GSM network overlay and customer movement toward higher functionality handsets. As mentioned earlier in the discussion on local service revenues, for the three months ended March 31, 2004, equipment sales also increased $17 due to the impact of the adoption of EITF 00-21.

Operating Expenses

Cost of services (exclusive of depreciation). The $101, or 12.3%, increase in cost of services for the three months ended March 31, 2004 compared with the corresponding prior year period was due to an increase in local network system costs of $114, partially offset by a $13 decrease in third party network system costs (i.e., roaming and long distance costs). Local network system cost increases were primarily driven by a 32.6% growth in system minutes of use and associated network system expansion costs. Local network system costs were also impacted by a $50 increase over the same prior year period in costs related to payments into the USF and certain other regulatory funds. The primary contributor to lower third party network system costs was a $22 decrease in incollect roaming costs compared with the prior year partially offset by a $12 increase in long distance costs. The reduction in incollect roaming costs was a result of lower negotiated roaming rates that more than offset increased volumes.

Cost of equipment sales. For the three months ended March 31, 2004, the increase in cost of equipment sales was driven primarily by higher unit sales associated with the 24.3% increase in non-reseller customer gross additions and increased upgrade activity. Upgrade costs increased over 28% compared with the same prior year period due to a shift to more advanced handsets as a result of our GSM network overlay.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended March 31, 2004 increased 12.7% when compared with the corresponding prior year period as increases in selling expenses and costs related to maintaining and supporting our customer base were partially offset by a decrease in other administrative costs.

Selling expenses, which include sales, marketing, advertising and commission expenses, for the three months ended March 31, 2004, were $643, an increase of $90, or 16.3%, compared with $553 for the same prior year period. This increase was driven primarily by higher sales expenses, commission expenses and advertising and promotion costs. Sales expenses increased 5.9%, primarily due to increased headcount and associated employee-related costs. Higher commission expenses were consistent with a 24.3% increase in total cellular/PCS postpaid and prepaid customer gross additions compared with the prior year. Increased advertising and promotion costs of $35 in the current three month period were principally a result of lower costs in the corresponding prior year period during which we reduced our advertising and promotional spending as we reorganized our marketing and sales organizations and transitioned to a new brand message.

Costs for maintaining and supporting our customer base increased $88, or 21.1%, for the three months ended March 31, 2004, compared with the same prior year period. Increased costs were principally due to higher bad debt, residuals and upgrade commissions, customer service expenses and other costs to maintain our existing customer base. Higher bad debt expense of $19 included the impact of a $6 WorldCom bad debt expense recovery in the prior year period plus increased bad debt expenses in the current year period associated with affiliate sales through our parent company channels. Residuals and

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

upgrade commissions increases were driven primarily by an increase in handset upgrade activity and higher commission incentives related to our GSM network overlay. Customer service expenses increased $29, or 17.5%, primarily driven by increased headcount and employee-related expenses to support our customer retention and other customer service improvement initiatives. Other cost increases to maintain our existing customer base included additional costs related to our dedicated customer retention center, which opened in the latter part of 2003.

Other administrative costs decreased $23, or 9.3%, for the three months ended March 31, 2004, compared with the same prior year period. The favorable variance was primarily a function of higher expenses in the prior year period that included $19 in leasehold termination costs associated with our 2002 workforce reorganization and $22 in legal settlement costs. These decreases were partially offset by higher information technology costs in the current year period due primarily to a combination of higher data processing expenses related to growth of the business and project timing within the affected periods.

Depreciation and amortization. For the three months ended March 31, 2004, depreciation expense increased by $64, compared with the corresponding prior year period, primarily due to on-going capital spending including our GSM network overlay. Intangibles amortization expense remained flat when compared to the same prior year period.

Other Income (Expenses)

Interest expense. For the three months ended March 31, 2004, interest expense on the debt to our members, SBC and BellSouth, was lower by $34 when compared with the same prior year period. This decrease was the result of a reduction in the fixed interest rate on the debt to our members from 7.5% to 6.0% effective July 1, 2003. This $34 decrease was partially offset by a reduction in capitalized interest and an increase in interest expense on higher capital lease obligations in 2004. The impact of the interest rate swaps was immaterial. See also Item 3, Quantitative and Qualitative Disclosures about Market Risk.

Minority interest in earnings of consolidated entities. For the three months ended March 31, 2004, compared with the corresponding prior year period, the $3 increase includes a $10 increase due to a partnership legal settlement that benefited the prior year period. This increase was offset by a $7 decrease due to lower overall net income of our consolidated entities in the current year period.

Equity in net loss of affiliates. For the three month period ended March 31, 2004, the increase from the same prior year period in equity in net loss of affiliates was primarily due to an increased loss of $33 related to the GSMF venture, principally due to higher depreciation expense.

Other, net. The $22 decrease in Other, net from the corresponding prior year period is primarily due to a one-time $23 gain in 2003.

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

Liquidity and Capital Resources

Cash Flow Analysis

Cash Flows for the Three Months Ended March 31, 2004, Compared with the Three Months Ended March 31, 2003

	Three Months
	Ended
	March 31,		Change

	2003	2004	$	%

Net cash provided by operating activities	$881	$359	$(522)	(59.3)%
Net cash used in investing activities	(407)	(511)	(104)	25.6%
Net cash used in financing activities	(24)	(43)	(19)	79.2%

Net increase (decrease) in cash and cash equivalents	450	(195)	(645)	(143.3)%
Cash and cash equivalents at beginning of period	908	1,139	231	25.4%

Cash and cash equivalents at end of period	$1,358	$944	$(414)	(30.5)%

Net cash provided by operating activities. The overall decrease of $522 in net cash provided by operating activities was primarily due to working capital changes. Cash generated from operations was our primary source of funds in 2004 and 2003.

Net cash used in investing activities. The primary contributors to the overall increase of $104 in net cash used in investing activities were an increase of $58 in investments in and advances to equity affiliates, a $38 increase in acquisition activity and a $7 increase in capital expenditures. Capital expenditures of $327 in the first quarter of 2003 included $81 of leasehold interests in 545 communication towers in California and Nevada acquired from SpectraSite Inc.

The increase of $58 in investments in and advances to equity affiliates for the three months ended March 31, 2004 reflects an increase in contributions to our GSMF venture to fund capital expenditures.

Cash needs for acquisitions of businesses and licenses increased by $38 in the first quarter of 2004 when compared with the first quarter of 2003. Acquisitions in 2004 consisted of payments of $49 for operations in Maryland and Louisiana and spectrum licenses in Maryland, Texas, Arkansas, Louisiana and Missouri. In the first quarter of 2003, acquisitions of $11 consisted of the purchase of spectrum licenses from AT&T Wireless.

Net cash used in financing activities. The primary contributor to the overall increase of $19 in net cash used in financing activities was a $25 increase in net distributions to minority interests for the three months ended March 31, 2004, as compared to the three months ended March 31, 2003 offset by a decrease of $6 in external debt repayments for the three months ended March 31, 2004.

Cash Requirements

Acquisition of AT&T Wireless. In February 2004, we agreed to acquire AT&T Wireless for an aggregate consideration of approximately $41,000 in cash. SBC and BellSouth have committed to provide funding for the purchase.

Network Upgrades and Expansion. The upgrade and expansion of our networks will continue to require substantial amounts of capital over the next several years. For the three months ended March 31, 2004, we spent $334 for our GSM/GPRS/EDGE network upgrade plus other network and non-network capital expenditures and $132 for equity contributions to our network sharing venture with T-Mobile USA, Inc.

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

(T-Mobile). We anticipate that our 2004 capital investments for completing our network upgrade and funding other ongoing capital expenditures and equity investments will be in the $3,000 range, down slightly from 2003 spending. As our GSM overlay was substantially complete at December 31, 2003, our primary focus in 2004 will be on improving network quality, expanding our GSM/GPRS/EDGE coverage and adding EDGE upgrades to our network. We anticipate only a minimal amount of expenditures on TDMA equipment.

Our GSM/GPRS/EDGE network upgrade is currently on schedule with 94% of our POPs currently with cellular or PCS service covered by GSM/GPRS at March 31, 2004. At the end of the second quarter of 2003, we announced the world’s first commercial deployment of EDGE technology in our Indianapolis market. We subsequently launched EDGE in a number of other markets and, at March 31, 2004, had EDGE technology coverage in approximately 48% of our POPs currently with cellular or PCS service. By the end of 2004, we expect 100% coverage by GSM/GPRS/EDGE of our POPs currently with cellular or PCS service.

To complement our current GSM/GPRS/EDGE network overlay, broaden our nationwide coverage and lower our roaming costs, we have negotiated numerous roaming agreements with GSM/GPRS carriers since beginning our overlay project. These agreements enable us to efficiently and immediately expand our GSM/GPRS footprint without incurring additional capital expenditures.

Licenses Acquisition. In August 2003, we executed an agreement with NextWave Telecom, Inc. (NextWave) and certain of its affiliates pursuant to which we would purchase FCC licenses for wireless spectrum in 34 markets for $1,400 in cash. The transaction closed in April 2004 with funding consisting of $900 in existing cash on hand and the issuance of $500 in commercial paper.

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

We and T-Mobile jointly fund capital expenditures of GSMF. Contributions to GSMF are generally determined by our proportionate share of the annual capital expenditure requirements based on each party’s incremental growth in network usage, and such contributions are accounted for as an increase to our investment. For the three months ended March 31, 2003 and 2004, we made net capital contributions to GSMF of $1 and $94, respectively. We had contractual commitments to contribute cash of $225 to GSMF in 2003. Our contribution amount of $225 was made by us in the second half of 2003 in satisfaction of our contractual commitment.

GSMF may be dissolved by its parties under a number of circumstances. For further discussion, see also Note 5 to our consolidated financial statements in Part II, Item 8 — Financial Statements and Supplemental Data in our Annual Report on Form 10-K for the year ended December 31, 2003.

Investment in Venture with AT&T Wireless. In January 2002, we entered into an agreement with AT&T Wireless to form a jointly-controlled and equally-owned venture to construct a GSM voice network with GPRS/EDGE data technologies along a number of major highways in the United States in order to ensure availability of GSM/GPRS/EDGE service to our customers and reduce incollect roaming expenses we pay to other carriers when our customers use their wireless devices when they travel on those highways. We and AT&T Wireless each buy services from the venture and provide services under our own brand

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

names. As of March 31, 2004, we had an investment in the venture of $20. In 2004, we expect to spend no more than $25 for capital expenditures.

Contractual Obligations. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2003 for a description of our contractual obligations.

Debt Service. As of March 31, 2004, we had $12,681 of consolidated indebtedness and capitalized lease obligations. This debt includes $9,678 in unsecured, subordinated member loans from SBC and BellSouth, $2,000 in unsecured senior notes and $941 in capital lease obligations. Additional capital lease obligations for the three months ended March 31, 2004 were not material.

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

Off-Balance Sheet Arrangements. At March 31, 2004, we were obligated to pay certain capital leases assigned to the GSMF venture of $30. We have investments in unconsolidated affiliates, principally our joint ventures with T-Mobile and AT&T Wireless. As required by generally accepted accounting principles (GAAP), we have accounted for our joint venture activity using the equity method of accounting. As a result, the assets and liabilities of these ventures are not included on our consolidated balance sheets and the results of operations of the ventures are not included in our consolidated statements of income, other than as equity in earnings of unconsolidated affiliates.

Capital Resources

At March 31, 2004, we had a commercial paper program and a $1,000 unsecured 364-day revolving bank credit facility to support the commercial paper program. The current bank credit facility expires in November 2004. Depending upon the corporate credit ratings assigned to us from time to time by the various rating agencies, any amounts outstanding under our revolving credit facility would bear variable rate interest at a spread above LIBOR ranging from 0.24% to 1.30%. As a result of our current credit ratings, interest would currently accrue on any borrowings under our revolving credit facility at an average rate of LIBOR plus 28 basis points, assuming borrowings under the facility are less than 33% of the $1,000 credit facility, or 38 basis points, assuming higher borrowings. The credit facility contains customary events of default and covenants, including a covenant to maintain a specified leverage ratio, as therein defined, a limitation on mergers and sale of all or substantially all of our assets and a negative pledge. The credit agreement provides that each lender will have the option to terminate its commitment to make additional loans and declare all outstanding amounts to be due and payable upon a change in control (as defined) or upon the consummation of a merger or similar transaction involving us or Cingular Wireless Corporation, our manager, with any of the five other largest wireless carriers in the United States, determined based on the number of customers of such carrier as of June 30, 2003. Our acquisition of AT&T Wireless would trigger this option. We were in compliance with all covenants under our credit facility at March 31, 2004, and there are no other material covenants to which we are subject under other agreements. Based on our current business plans and projections, we believe we will have sufficient operating cash flow to enable us to continue to comply with the covenants in the credit facility and to not have to draw upon it.

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

On February 17, 2004, Standard & Poor’s placed both our long-term and short-term ratings on review for possible downgrade, while both Moody’s Investor Services and Fitch Ratings placed our long-term ratings on review for possible downgrade. To the extent the credit rating agencies downgrade our ratings, it may be more difficult to access the commercial paper market and our cost of borrowings from all sources may increase.

As of March 31, 2004, we had no commercial paper or revolving credit facility debt outstanding. In April 2004, we issued $500 of commercial paper to fund a portion of the NextWave licenses purchase price.

Accounts Receivable Secured Borrowing. In December 2003, we established an accounts receivable secured borrowing program that we can use to obtain financing not to exceed $400, collateralized by customer trade accounts receivable and related contract rights. The program is a 364-day financing arrangement that is renewable with the consent of the facility lenders. Under the program, designated Cingular entities can sell their customer trade accounts receivable and related contract rights on a non-recourse, revolving basis to our special-purpose, wholly-owned, bankruptcy-remote subsidiary. The subsidiary has pledged its interest in these receivables to, and may borrow against these receivables from, asset-backed commercial paper conduit lenders, whose obligations to issue commercial paper and lend the proceeds to the subsidiary are backed by commitments from commercial banks. Loans will be made to the subsidiary at varying interest rates based on the ratings of our senior notes. These rates would range from .275% to 1.25% over the borrowing cost of the conduit lenders. As a result of our current credit ratings, interest would currently accrue on any borrowings under our accounts receivable secured borrowing at .275% over the borrowing cost of the conduit lenders. This financing arrangement is subject to customary secured borrowing covenants, does not have a termination provision that is based on the credit ratings of Cingular’s senior unsecured long-term notes and will be recorded as an on balance sheet transaction. We are currently in compliance with the covenants and have no amounts outstanding under this financing arrangement.

We expect to rely primarily on cash provided by operations and borrowings to fund most of our ongoing operations, business development and debt service. Current plans for the AT&T Wireless acquisition contemplate that we will not be required to raise cash or issue securities to fund the transaction. SBC and BellSouth have committed to provide funding for the purchase.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reflected in the consolidated financial statements and accompanying notes. We base our estimates on historical experience, where applicable and other assumptions that we believe are reasonable under the circumstances. Actual results may differ from those estimates under different assumptions or conditions. There have not been any material changes in Critical Accounting Policies and Estimates from those reported in Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the year ended December 31, 2003.

Related Party Transactions

See Note 4, Related Party Transactions, to our consolidated financial statements included in Item 1, Financial Statements.

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

Recent Accounting Pronouncements

See the section New Accounting Standards in Note 1, Summary of Significant Accounting Policies, to our consolidated financial statements included in Item 1, Financial Statements.

Other Business Matters

     Bargaining Agreement Status

In April 2004, our employees who are members of Communications Workers of America District 6 failed to ratify a proposed agreement to replace a contract that expired in February 2004. The contract is subject to a day-to-day extension, subject to a 48-hour notice of termination. Talks on a new agreement are resuming.

     Change in Chief Financial Officer

On May 4, 2004, we announced the appointment of Peter Ritcher, currently Vice President of Corporate Finance for SBC, as our new Chief Financial Officer, effective May 10, 2004. Mr. Ritcher replaces Richard G. Lindner who was appointed as the Chief Financial Officer of SBC.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For a complete discussion of our market risks, you should refer to Item 7a, Quantitative and Qualitative Disclosure About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2003. Our primary exposure to market risks results from changes in interest rates and to a lesser degree from foreign currency exchange rates. We do not anticipate any significant changes in our objectives and strategies with respect to managing such exposures.

At March 31, 2004, we had outstanding an aggregate of $9,678 in unsecured, subordinated member loans from SBC and BellSouth with a fixed interest rate of 6.0% and a stated maturity of June 30, 2008. In addition, we currently have outstanding $2,000 of unsecured senior notes with fixed interest rates ranging from 5.625% to 7.125% and with maturity dates between 2006 and 2031. As of March 31, 2004, we had $250 of fixed-to-floating interest rate swaps related to our five-year unsecured senior notes. A change in interest rates of 100 basis points would change our interest expense as a result of the swaps as of March 31, 2004 by $3 per annum. We also have capital leases outstanding of $905 with fixed interest rates ranging from 6.0% to 9.6% and of $36 with fixed interest rates ranging from 5.34% to 7.08%.

As of March 31, 2004, we had $70 of floating rate borrowings. A change in interest rates of 100 basis points would change our interest expense on floating rate debt balances as of March 31, 2004 by less than $1 per annum.

As of March 31, 2004, we had no commercial paper outstanding and had not borrowed any amounts under our revolving credit facility or accounts receivable secured borrowing facility. However, in April 2004 we borrowed $500 in commercial paper and we may therefore have future interest rate risk associated with this or new commercial paper or borrowings under our revolving credit facility or accounts receivable secured borrowing. Commercial paper and loans under the secured borrowing facility are issued at a pre-determined spread to LIBOR, depending on our credit ratings. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.

The fair values of our foreign currency derivatives are subject to fluctuations in foreign exchange rates. We use forward foreign currency exchange contracts to offset foreign exchange gains and losses on Japanese Yen-denominated capital lease obligations. As of March 31, 2004, the approximate fair value of these foreign currency hedging instruments was a loss of $10. The potential gain or loss in the fair value of such

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

financial instruments from a hypothetical 10% decrease or increase in the Japanese Yen relative to the U.S. Dollar would be less than $10 as of March 31, 2004, although this would be primarily offset by the decrease or increase in the fair value of the capital lease obligations. The fair value is based on dealer quotes, considering current exchange rates. There is not a cash flow impact or earnings risk associated with changes in the fair value of the foreign currency hedging instruments and the underlying capital lease obligations.

The risk management discussion above, related to our market risks, contains forward-looking statements and represents, among other things, an estimate of possible changes in fair value that would occur assuming hypothetical future foreign currency fluctuations. Future impacts of market risk would be based on actual developments in the financial markets. See Cautionary Language Concerning Forward-Looking Statements immediately following Part II, Item 6 of this Quarterly Report.

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 4.	Controls and Procedures

(a) As of the end of the period covered by this quarterly report, management concluded its evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. As of the end of the period, our President and Chief Executive Officer and our Chief Financial Officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives. We also have investments in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities are necessarily more limited than those we maintain with respect to our consolidated subsidiaries.

(b) During the evaluation referred to in Item 4(a) above, we have identified no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

CINGULAR WIRELESS LLC

PART II — OTHER INFORMATION

Item 1.	Legal and Regulatory Proceedings

In September 2003, an Administrative Law Judge of the California Public Utilities Commission issued a Presiding Officer’s Decision that recommended a fine of approximately $12 million, plus potentially significant restitution to customers, against Cingular for alleged violations of California’s consumer protection laws. That recommendation has yet to be considered by the full Commission but is likely to occur before the end of this year. Cingular opposes the Presiding Officer’s decision.

We are a party to various legal actions and regulatory proceedings relating to matters that are incidental to the conduct of our business. These involve disputes with and inquiries by private parties and governmental entities over patent infringement, agency and reseller relationships, unfair competition, marketing, advertising, promotions, sales, labor practices, billing and collection practices and potential health effects of wireless phones.

We are also subject to claims incidental to the normal conduct of our business, including actions by customers, vendors and employees and former employees. We believe that these matters will not be material to our financial position, results of operations or cash flows.

Item 2.	Changes in Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

CINGULAR WIRELESS LLC

PART II — OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

Number		Title

31.1		Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32	.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

*	This exhibit is hereby furnished to the SEC as an accompanying document and is not to be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.

(b)	Reports on Form 8-K

•	On January 21, 2004, we furnished a Form 8-K, reporting on Item 9, Regulation FD Disclosure, and Item 12. Results of Operations and Financial Condition, our financial results for the quarter and year ended December 31, 2003 and selected financial statements and operating data at and for the three and twelve months ended December 31, 2003 for Cingular Wireless LLC and at and for the comparable date and period in 2002.

•	On February 17, 2004, we furnished a Form 8-K, reporting on Item 5, Other Events, and Item 7. Financial Statements and Exhibits, our Agreement and Plan of Merger to acquire AT&T Wireless Services, Inc.

•	On February 18, 2004, we furnished a Form 8-K/A, reporting on Item 5, Other Events, and Item 7. Financial Statements and Exhibits, our Agreement and Plan of Merger to acquire AT&T Wireless Services, Inc.

No other reports on Form 8-K were filed during the three months ended March 31, 2004.

CINGULAR WIRELESS LLC

PART II — OTHER INFORMATION

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

While the below list of cautionary statements is not exhaustive, some factors, in addition to those contained throughout this document, that could affect future operating results, financial position and cash flows and could cause actual results to differ materially from those expressed or implied in the forward-looking statements are:

•	the pervasive and intensifying competition in all markets where we operate;

•	delay in closing, failure to quickly realize capital and expense synergies from, and possible dispositions associated with, the acquisition of AT&T Wireless as a result of technical, logistical, regulatory, business and other factors;

•	problems associated with the transition of our network to higher speed technologies;

•	slow growth of our data services due to lack of popular applications, terminal equipment, advanced technology and other factors;

•	sluggish economic and employment conditions in the markets we serve;

•	the final outcome of FCC proceedings, including rulemakings, and judicial review, if any, of such proceedings;

•	impact of local number portability on our growth and churn rates, revenues and expenses;

•	enactment of additional state and federal laws, regulations and requirements pertaining to our operations; and

•	the outcome of pending or threatened complaints and litigation.

CINGULAR WIRELESS LLC

PART II — OTHER INFORMATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINGULAR WIRELESS LLC

By:	CINGULAR WIRELESS CORPORATION,

as Manager

By:	/s/ GREGORY T. HALL

Gregory T. Hall
Controller
(Principal Accounting Officer)

Date: May 6, 2004