Form 10-Q
period 2004-06-30
CINGULAR WIRELESS LLC
filed 2004-08-05
CIK 1130452

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)          Yes ☐          No ☑

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 1.	Financial Statements (Unaudited)

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2004	2003	2004

Operating revenues:
Service revenues	$3,619	$3,801	$7,013	$7,359
Equipment sales	255	354	499	738

Total operating revenues	3,874	4,155	7,512	8,097

Operating expenses:
Cost of services (excluding depreciation, included below, of $406 and $458, and $795 and $900, respectively)	890	943	1,711	1,865
Cost of equipment sales	451	505	847	1,042
Selling, general and administrative	1,269	1,462	2,486	2,834
Depreciation and amortization	508	565	996	1,117

Total operating expenses	3,118	3,475	6,040	6,858

Operating income	756	680	1,472	1,239

Other income (expenses):
Interest expense	(230)	(199)	(455)	(397)
Minority interest in earnings of consolidated entities	(35)	(41)	(59)	(68)
Equity in net loss of affiliates	(76)	(92)	(148)	(197)
Other, net	7	1	33	5

Total other income (expenses)	(334)	(331)	(629)	(657)

Income before provision (benefit) for income taxes	422	349	843	582
Provision (benefit) for income taxes	12	(2)	14	4

Net income	$410	$351	$829	$578

See accompanying notes.

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 1.	Financial Statements (Unaudited)

CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2003	2004

	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,139	$101
Accounts receivable — net of allowance for doubtful accounts of $130 and $129	1,592	1,711
Due from affiliates, net	—	134
Inventories	273	209
Prepaid expenses and other current assets	296	290

Total current assets	3,300	2,445

Property, plant and equipment, net	10,939	11,019
FCC licenses, net	7,769	9,204
Goodwill	849	849
Other intangible assets, net	155	87
Investments in and advances to equity affiliates	2,288	2,232
Other assets	226	217

Total assets	$25,526	$26,053

LIABILITIES AND MEMBERS’ CAPITAL
Current liabilities:
Debt maturing within one year	$95	$325
Accounts payable	904	689
Due to affiliates, net	54	—
Advanced billing and customer deposits	538	601
Accrued liabilities	1,596	1,474

Total current liabilities	3,187	3,089

Long-term debt:
Debt due to affiliates	9,678	9,678
Other long-term debt, net of discount	2,914	2,913

Total long-term debt	12,592	12,591

Other noncurrent liabilities	604	650
Total liabilities	16,383	16,330

Minority interests in consolidated entities	659	660

Members’ capital:
Members’ capital	8,664	9,242
Receivable for properties to be contributed	(178)	(178)
Accumulated other comprehensive loss	(2)	(1)

Total members’ capital	8,484	9,063

Total liabilities and members’ capital	$25,526	$26,053

See accompanying notes.

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 1.	Financial Statements (Unaudited)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,

	2003	2004

Operating activities
Net income	$829	$578
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	996	1,117
Provision for doubtful accounts	110	167
Gain on disposition of businesses	(3)	—
Minority interest in earnings of consolidated entities	59	68
Equity in net loss of affiliates	148	197
Changes in operating assets and liabilities:
Accounts receivable	(152)	(286)
Other current assets	(107)	55
Accounts payable and other current liabilities	(265)	(275)
Pensions and post-employment benefits	39	43
Other, net	29	38

Net cash provided by operating activities	1,683	1,702

Investing activities
Construction and capital expenditures	(995)	(1,117)
Investments in and advances to equity affiliates, net	(161)	(338)
Dispositions of assets	5	4
Acquisitions of businesses and licenses, net of cash received	(11)	(1,449)

Net cash used in investing activities	(1,162)	(2,900)

Financing activities
Net borrowings of commercial paper	—	300
Net repayment of long-term debt	(31)	(77)
Contributions from members	10	—
Net distributions to minority interests	(12)	(63)

Net cash (used in) provided by financing activities	(33)	160

Net increase (decrease) in cash and cash equivalents	488	(1,038)
Cash and cash equivalents at beginning of period	908	1,139

Cash and cash equivalents at end of period	$1,396	$101

See accompanying notes.

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 1.	Financial Statements (Unaudited)

CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS’ CAPITAL

Balance at December 31, 2003	$8,484
Net income	578
Other comprehensive income	1

Balance at June 30, 2004	$9,063

See accompanying notes.

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 1.	Financial Statements (Unaudited)

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

On October 2, 2000, SBC and BellSouth (the members) and certain of their subsidiaries contributed to the Company substantially all of their U.S. wireless assets in exchange for approximately 60% and 40% economic interests, respectively, in the Company, and the Company began doing business under the “Cingular” brand name in January 2001. SBC and BellSouth share joint voting control of the Company’s operations by virtue of their 50/50 ownership of, and the terms of the stockholders’ agreement pertaining to, Cingular Wireless Corporation. All assets and liabilities contributed to the venture have been recorded at their historical basis of accounting. The Company recorded estimated receivables for wireless operations to be contributed to the Company after the formation date.

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

Asset Retirement Obligations

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

Reclassifications

The income statement for the three and six months ended June 30, 2003 has been reclassified to reflect billings to the Company’s customers for the Universal Service Fund (USF) and other regulatory fees as “Service revenues” and the related payments into the associated regulatory funds as “Cost of services” expenses. Operating income and net income for all prior periods have been unaffected. The amounts reclassified for the three and six months ended June 30, 2003 were $88 and $136, respectively.

2.     Intangible Assets

Summarized below are the carrying values for the major classes of intangible assets that are amortized under SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), as well as the carrying values of those intangible assets that are not amortized.

		(Audited)
		December 31, 2003		June 30, 2004

		Gross		Gross
		Carrying	Accumulated	Carrying	Accumulated
	Useful Lives	Amount	Amortization	Amount	Amortization

Intangible assets subject to amortization:
FCC licenses used in Mobitex business	4 years	$28	$(7)	$28	$(10)
Customer lists	5 years	1,070	(920)	1,068	(985)
Other	3-5 years	147	(143)	147	(144)

Total		$1,245	$(1,070)	$1,243	$(1,139)

Intangible assets not subject to amortization:
FCC licenses		$7,748	$—	$9,186	$—
Goodwill		849	—	849	—

In addition to the SFAS 142 intangible assets noted above, the Company recorded $1 in 2003 of intangible assets in connection with the recognition of an additional minimum liability for its Supplemental Retirement Plans, as required by SFAS No. 87, Employers’ Accounting for Pensions.

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 1.	Financial Statements (Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents current and estimated amortization expense for each of the following periods:

Aggregate amortization expense:
For the six months ended June 30, 2004	$79

Estimated amortization expense:
For the remainder of 2004	$37
For the years ending December 31,
2005	51
2006	13
2007	2
2008	1

$104

3.	Investments in and Advances to Equity Affiliates

The Company has investments in affiliates which do not meet the criteria for consolidation under FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), nor for which the Company has a controlling interest. These investments are accounted for under the equity method of accounting. The most significant of these investments is GSM Facilities, LLC (GSMF), a jointly-controlled infrastructure venture with T-Mobile USA, Inc. (T-Mobile) for networks in the New York City metropolitan area, California and Nevada.

Investments in and advances to equity affiliates consist of the following:

	(Audited)
	December 31,	June 30,
	2003	2004

Investment in GSMF	$2,253	$2,195
Other	35	37

	$2,288	$2,232

GSMF

The Company and T-Mobile jointly fund capital expenditures of GSMF. Pursuant to the operating agreements, the Company and T-Mobile procure services and network equipment on behalf of GSMF in the respective markets. Network equipment is sold to GSMF at prices that are mutually agreed upon by the parties and that approximate fair value. The Company defers any resulting profits and records them as part of the Company’s investments in and advances to equity affiliates. The Company recognizes the intercompany profit over the estimated useful lives of the related assets as a reduction of equity in net loss of affiliates.

Capital contributions to GSMF are generally determined by the Company’s proportionate share of the annual capital expenditure requirements based on each party’s incremental growth in network usage, and such contributions are accounted for as an increase to the Company’s investment. For the three months ended June 30, 2003 and 2004, the Company made net capital contributions to GSMF of $101 and $44, respectively. For the six months ended June 30, 2003 and 2004, the Company made net capital

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 1.	Financial Statements (Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contributions to GSMF of $102 and $138, respectively. The Company had a contractual commitment to contribute cash of $225 to GSMF in 2003, which was made by the Company in the second half of 2003.

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

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2003	2004	2003	2004

Network operating costs charged to GSMF	$77	$89	$156	$180
Network services received based on usage	62	49	121	121

GSMF incurs net losses due to depreciation and interest expense, which are not reimbursed by the Company or T-Mobile. For the three months ended June 30, 2003 and 2004, the Company recorded equity in the net loss of GSMF of $77 and $90, respectively. For the six months ended June 30, 2003 and 2004, the Company recorded equity in the net loss of GSMF of $149 and $196, respectively. At June 30, 2004, the Company’s economic interest in GSMF approximated 70%.

Summarized financial information with respect to GSMF is as follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

Income Statement Information	2003	2004	2003	2004

Revenues	$112	$134	$216	$262
Costs and expenses (excluding depreciation)	109	130	211	262
Depreciation expense	105	144	205	284
Operating loss	(102)	(140)	(200)	(284)
Interest expense	4	5	9	10
Net loss	(106)	(145)	(209)	(294)

In May 2004, the Company and T-Mobile agreed to end their GSMF network infrastructure joint venture contingent upon the closing of the Company’s acquisition of AT&T Wireless Services, Inc. (AT&T Wireless). See Note 6 for further details of the agreement.

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

In addition to the affiliate transactions with equity investees described elsewhere in these consolidated financial statements, other significant transactions with related parties, principally the Company’s members, are as follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

Type of Service(1)	2003	2004	2003	2004

Agent commissions and compensation	$37	$19	$52	$36
Interconnect and long distance	195	218	381	425
Other services	19	24	39	49
Interest expense on debt due to affiliates(2)	181	145	360	290

(1)	See Note 11 to the Company’s audited consolidated financial statements included in Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 for a further description of services.

(2)	See Note 8 to the Company’s audited consolidated financial statements included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 for further discussion related to interest expense on debt due to affiliates.

The Company had receivables from affiliates of $81 and $295 and payables to affiliates of $135 and $161 at December 31, 2003 and June 30, 2004, respectively, primarily with SBC, BellSouth and GSMF (see also Note 3).

5.	Employee Benefits

Long-Term Compensation Plan

The Cingular Wireless Long-Term Compensation Plan (the Plan), as amended, provides for incentive compensation to eligible participants over periods that are two years or longer in the form of performance units, stock appreciation units and restricted stock units. Awards granted in any particular year may be comprised of any combination of award type provided for under the Plan as approved by the plan administrator. All awards are ultimately settled in cash. Grants are made in April of the award year.

Performance units are tied to the achievement of specified financial objectives over a three-year performance period. The units have a stated value of $50 (whole dollars). Performance units granted at inception of a three-year performance period are payable in the first quarter following the performance period, with payouts ranging from 0% to 200% of the stated value of the performance units for years prior to 2004 and 0% to 150% for 2004 grants. The number of performance units granted under the Plan total approximately 1.2 million units in 2002 and 540,000 units in 2003. During the six months ended June 30, 2004, the Company granted approximately 729,000 performance units. As of June 30, 2004, the Company has approximately 2.1 million outstanding performance units. Expense is accrued ratably throughout the performance period based upon management’s estimate of the compensation that will ultimately be earned under the Plan. As performance is monitored against the financial objectives that have been established throughout the respective three-year performance periods, management may revise its estimate of the compensation that will ultimately be earned under the Plan and adjust its accrual accordingly.

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 1.	Financial Statements (Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock appreciation units granted under the Plan, which approximate 3.3 million in total, are indexed to an underlying share of BellSouth or SBC common stock. Each stock appreciation unit has a grant price equal to the closing price of BellSouth or SBC stock, as the case may be, based on the closing New York Stock Exchange price on the grant date. Stock appreciation units were granted to eligible employees on April 1, 2003, 50% of which vest two years after the grant date and the remaining 50% of which vest three years following the grant date. As of June 30, 2004, the Company had approximately 3.0 million outstanding stock appreciation units. The units expire 10 years from the grant date. Compensation cost is recognized over the vesting period based upon the increase in the fair value of the stock appreciation units at the end of each reporting period.

Restricted stock units granted under the Plan are indexed to an underlying share of BellSouth or SBC common stock. The value of the restricted stock units will be paid in cash to holders in March 2007 based on the average of the closing stock prices of BellSouth and SBC common stock for the last ten trading days of February 2007. Dividend equivalents will be paid annually at the same rate as the dividend received by all SBC and BellSouth shareholders, respectively. During the six months ended June 30, 2004, the Company granted approximately 342,000 BellSouth restricted stock units and 381,000 SBC restricted stock units with an aggregate value on the grant date of approximately $19. As of June 30, 2004, the Company had approximately 700,000 outstanding restricted stock units. The value of the restricted stock units, adjusted for changes in the value of the underlying BellSouth and SBC common stock, is recognized as compensation expense over the three year vesting period.

The impact of these units to results of operations was not material for the three and six months ended June 30, 2003 and 2004, respectively.

6.	Other Business Matters

AT&T Wireless Acquisition

On February 17, 2004, the Company entered into an Agreement and Plan of Merger to acquire AT&T Wireless for an aggregate consideration of approximately $41,000 in cash. The closing of the acquisition is expected to occur in the fourth quarter of 2004 and is subject to Federal Communications Commission (FCC) and Hart-Scott-Rodino approvals and customary closing conditions. In May 2004, AT&T Wireless shareholders approved the transaction. SBC and BellSouth have committed to provide equity funding for the purchase. Proportionate equity ownership and management control of Cingular will remain unchanged after the acquisition. This transaction will be accounted for as a purchase in accordance with SFAS No. 141, Business Combinations.

Acquisition of NextWave Licenses

In August 2003, the Company executed an agreement with NextWave Telecom, Inc. and certain of its affiliates, pursuant to which the Company would purchase FCC licenses for wireless spectrum in 34 markets for $1,400 in cash. The transaction closed in April 2004, and the Company recorded this cost as additional FCC licenses in the accompanying balance sheet. The funding for this transaction consisted of $900 in existing cash on hand and $500 from commercial paper.

Termination of GSMF Network Infrastructure Joint Venture

In May 2004, the Company and T-Mobile entered into an agreement, subject to regulatory and other customary closing conditions and the closing of the Company’s acquisition of AT&T Wireless, to dissolve

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 1.	Financial Statements (Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GSMF and distribute the related network assets. Under the terms of the agreement, the Company will sell its ownership of the California/Nevada network assets to T-Mobile for $2,300 in cash, which is net of cash payments required by the dissolution. The ownership of the New York City network assets will return to T-Mobile. The transaction is expected to close no later than the first quarter of 2005. The Company will retain the right to utilize the California/Nevada and New York City networks during a four year transition period and will guarantee to purchase a minimum number of minutes over this term. The Company and T-Mobile will retain all respective customers in each market.

In connection with the dissolution of the venture, the Company and T-Mobile will exchange spectrum at a future date. As agreed to as part of the original joint venture agreement, the Company will receive 10 megahertz (MHz) of spectrum in New York City and T-Mobile will receive 5 MHz of spectrum in nine basic trading areas (BTAs) in California and Nevada, the largest of which is San Diego. The Company also agreed to sell 10 MHz of spectrum to T-Mobile in each of the San Francisco, Sacramento and Las Vegas BTAs for $180. T-Mobile will also have the option to purchase an additional 10 MHz of spectrum in the Los Angeles and San Diego BTAs from the Company within two years, under certain circumstances.

The Company has not yet determined the amount of the gain from these transactions. The determination of the amount of the gain is subject to valuation of the spectrum received in the spectrum exchange and determination of the carrying amount of the Company’s investment in GSMF at the date of closing. The closing of the transactions is contingent upon the closing of the Company’s acquisition of AT&T Wireless.

7.	Subsequent Events

Triton PCS Agreement

In July 2004, the Company, AT&T Wireless, and Triton PCS signed a non-binding letter of intent providing for the acquisition by the Company of wireless properties in Virginia in exchange for AT&T Wireless properties in North Carolina and Puerto Rico. In addition, the Company would pay Triton PCS $175 in cash.

Additionally, AT&T Wireless and Triton PCS have agreed to terminate their stockholders’ agreement, which includes termination of an exclusivity arrangement in return for the surrender of AT&T Wireless’ equity in Triton PCS. With this agreement, the Company will be able to provide continuing service, after the closing of the Company’s acquisition of AT&T Wireless, in areas where Triton PCS currently has operations.

The closings of these transactions would be contingent upon closing of the Company’s acquisition of AT&T Wireless.

Cincinnati Bell Agreement

In August 2004, the Company and Cincinnati Bell signed a definitive agreement which will allow the Company the right to put to Cincinnati Bell, any time after September 30, 2005, AT&T Wireless’ 19.9% equity in Cincinnati Bell’s wireless subsidiary, Cincinnati Bell Wireless, for $83. The definitive agreement will also allow Cincinnati Bell the right to call the equity, any time between the close of the Company’s acquisition of AT&T Wireless and September 30, 2005, for $85 plus interest. After September 30, 2005, Cincinnati Bell has the right to call the equity for $83 plus interest.

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 1.	Financial Statements (Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additionally, the Company, AT&T Wireless and Cincinnati Bell agreed to amend the Cincinnati Bell Wireless Operating Agreement to remove the exclusivity arrangement applicable to AT&T Wireless, which will allow the Company to provide continuing service, after the closing of the Company’s acquisition of AT&T Wireless, in areas where Cincinnati Bell Wireless currently has operations.

The closing of this transaction would be contingent upon closing of the Company’s acquisition of AT&T Wireless.

Revolving Credit Agreement

Effective August 1, 2004, the Company entered into a revolving credit agreement with SBC and BellSouth for them to provide short-term financing on a pro rata basis at an interest rate of LIBOR plus .05% for the Company’s ordinary course operations. The initial term of the agreement expires in July 2005.

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

The following should be read in conjunction with the December 31, 2003 Cingular Wireless LLC audited consolidated financial statements and accompanying notes, related information and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2003 and with our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004.

Overview

Our Business

We earn revenues and generate cash primarily through offering a comprehensive variety of high-quality wireless voice and data communications services and products. Our services are available in a variety of postpaid pricing plans and prepaid service arrangements. Our voice and data offerings are tailored to meet the communications needs of targeted customer segments, including youth, family, active professionals, local and regional businesses and major national corporate accounts.

We serve approximately 25.8 million voice and data customers, including customers served over our cellular, PCS and Mobitex networks, and are the second-largest provider of wireless voice and data communications services in the United States, based on the number of wireless customers. We have access to Federal Communications Commission (FCC) licenses to provide cellular or PCS wireless communications services covering an aggregate population (POPs) of 243 million, or approximately 83% of the U.S. population, including in 45 of the 50 largest U.S. metropolitan areas. We provide cellular or PCS services in 43 of the 50 largest U.S. metropolitan areas. We have entered into a definitive agreement to acquire AT&T Wireless Services, Inc. (AT&T Wireless) and a non-binding letter of intent to swap wireless properties with Triton PCS, which would expand our coverage to all of the 100 largest U.S. metropolitan markets and give us access to licenses covering POPs of over 260 million. See Notes 6 and 7 to our consolidated financial statements included in Item 1, Financial Statements.

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

The wireless telecommunications industry is continuing to grow; however, a high degree of competition exists among the six national carriers, their affiliates and the smaller regional carriers. This competition and other factors, such as the implementation of wireless local number portability, will continue to put pressure upon pricing, margins and customer churn (see Note 4 to “Selected Financial and Operating Data” for a definition of customer churn) as the carriers compete for potential customers. Future carrier revenue growth is highly dependent upon the number of net customer additions a carrier can achieve and the ARPU derived from its customers. The effective management of customer churn is also paramount in minimizing customer acquisition costs and maintaining and improving margins. Improved marketing and sales execution and promotion of service offerings such as FamilyTalk®, a shared minutes plan, and our “RolloverSM” minutes feature, which allows our customers to carry over any unused “anytime” minutes

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

from month to month for up to one year, have contributed to our continued strong growth in customer gross additions. During the second quarter of 2004, our cellular/PCS customer gross additions totaled over 2.4 million, marking our fourth consecutive quarter with cellular/PCS customer gross additions at or above 2.4 million. A continued emphasis on our affiliation with our members, SBC Communications Inc. (SBC) and BellSouth Corporation (BellSouth), through co-branding of our services with their offerings in areas where our wireless markets overlap with their wireline markets, has also increased our sales channels and the number of customer gross additions contributed by our member companies’ sales channels since early last year.

Although our operating margin (i.e., operating income divided by operating revenues) in the second quarter of 2004 was lower than in the second quarter of 2003, it improved over the last three quarters due to continued improvement in revenue growth and operational efficiencies. Also, the last two quarters of 2003 included costs related to extensive customer retention and customer service initiatives in anticipation of wireless local number portability, effective November 2003, and incremental costs related to our Global System for Mobile Communication (GSM)/General Packet Radio Service (GPRS) network system overlay. In June of this year, we reached final completion of the GSM/GPRS network overlay, six months ahead of our original schedule.

Competition and slowing wireless service penetration will continue to adversely impact revenue growth and margins. We expect cost of services increases to continue due to higher network system usage and, to a lesser extent, redundant expenses related to operating dual networks as our customer base transitions from our Time Division Multiple Access (TDMA) network to our GSM network. We also expect higher depreciation expense due to our ongoing capital spending. If we are successful in accelerating the growth of our customer base, our customer acquisition costs will increase. We also expect increased costs to maintain and support our growing customer base, including customer care initiatives to improve our level of service, retain existing customers and support wireless local number portability. We expect these and other cost increases to be partially offset by ongoing efforts to reduce general and administrative expenses as well as decreased roaming costs as a result of lower negotiated roaming rates with other carriers.

We expect that our costs for the remainder of 2004 will increase, in part as a result of the preparation to complete the acquisition, and integrate the operations, of AT&T Wireless and that the integration of and accounting for the transaction will result in continuing higher costs for the next few years, principally due to non-cash amortization expense associated with intangible assets. Assuming this transaction is completed in the fourth quarter of 2004, we expect merger synergy cost savings to begin in 2005, resulting from the elimination of redundant facilities, advertising costs, staff, functions, capital expenditures and other resources. We expect these synergy savings to partially offset merger integration costs in the first two years and then contribute to higher operating margins, beginning during 2007.

As we face the many challenges and opportunities in the future, we are focused on the following key initiatives:

•	successfully completing the merger with AT&T Wireless as soon as possible and quickly integrating its business operations with ours;

•	growing our customer base profitably by offering wireless voice and data products and rate plans that provide both customer value and favorable economics;

•	increasing the capacity, speed and functionality of our network and improving overall network coverage and performance;

•	increasing wireless data penetration and usage through the development and promotion of advanced wireless data applications and interfaces;

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

•	improving the Cingular customer experience and our reputation in the industry by focusing on all customer-impacting aspects of our business including network performance, sales, billing and customer service; and

•	maintaining effective cost controls by continually evaluating the cost structure of our business and driving efficiencies through our large size and national scope.

Selected Financial and Operating Data

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2004	2003	2004

Construction and capital expenditures(1)	$668	$783	$995	$1,117
Licensed cellular/PCS POPs (in millions) (end of period)(2)	236	243	236	243
Total cellular/PCS customers (in millions) (end of period)(3)	22.6	25.0	22.6	25.0
Net additions, cellular/PCS customers (in millions)	0.5	0.4	0.7	1.0
Cellular/PCS customer churn(4)	2.5%	2.7%	2.6%	2.7%
Average cellular/PCS revenue per user (ARPU)(5)	$53.12	$50.32	$51.95	$49.15

(1)	Capital expenditures do not include capital expenditures and cash contributions related to our infrastructure venture, GSM Facilities, LLC (GSMF). See also Note 3, Investments in and Advances to Equity Affiliates, to our consolidated financial statements included in Item 1, Financial Statements.

(2)	Licensed POPs refers to the number of people residing in areas where we have licenses to provide cellular or PCS service.

(3)	Cellular/PCS customers include customers served through reseller agreements.

(4)	Cellular/PCS customer churn is calculated by dividing the aggregate number of cellular/PCS customers who cancel service during each month in a period by the total number of cellular/PCS customers at the beginning of each month in that period.

(5)	ARPU is defined as cellular/PCS service revenues during the period divided by average cellular/PCS customers during the period. This metric is used to compare the recurring revenue amounts generated on our network to prior periods and internal targets. We believe that this metric provides useful information concerning the performance of our initiatives to attract and retain high value customers and the use of our network.

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

Consolidated Results of Operations

Three and Six Months Ended June 30, 2004, Compared with the Three and Six Months Ended June 30, 2003

Customer Base

	Three Months				Six Months
	Ended June 30,		Change		Ended June 30,		Change

Customers	2003	2004	Fav(Unfav)%		2003	2004	Fav(Unfav)%

	(In thousands)
Cellular/PCS Customers
Beginning of Period	22,114	24,618	2,504	11.3%	21,925	24,027	2,102	9.6%
Net Additions (Losses)
Postpaid	399	380	(19)	(4.8)	350	676	326	93.1
Prepaid	30	(46)	(76)	(253.3)	170	6	(164)	(96.5)
Reseller	111	94	(17)	(15.3)	209	300	91	43.5

Total Net Additions	540	428	(112)	(20.7)	729	982	253	34.7
Other Adjustments	(14)	(2)	12	85.7	(14)	35	49	350.0

End of Period	22,640	25,044	2,404	10.6	22,640	25,044	2,404	10.6

Gross Additions
Postpaid	1,670	1,898	228	13.7	3,027	3,678	651	21.5
Prepaid	326	292	(34)	(10.4)	707	673	(34)	(4.8)
Reseller	221	252	31	14.0	379	589	210	55.4

Total Gross Additions	2,217	2,442	225	10.1	4,113	4,940	827	20.1

Mobitex Data Network Customers
Beginning of Period	835	768	(67)	(8.0)	817	789	(28)	(3.4)
Net Additions (Losses)	(47)	(33)	14	29.8	(29)	(54)	(25)	(86.2)

End of Period	788	735	(53)	(6.7)	788	735	(53)	(6.7)

Gross Additions	91	40	(51)	(56.0)%	187	97	(90)	(48.1)%

We had over 25 million cellular/PCS customers at June 30, 2004, representing a growth of 2.4 million, or 10.6%, in our cellular/PCS customer base from a year ago. For the three months ended June 30, 2004, cellular/PCS customer gross additions were a little over 10% higher than the same prior year period and were driven by double-digit growth in our postpaid and reseller customer segments, partially offset by reduced prepaid customer gross additions. The increase in postpaid customer gross additions can be attributed to the success of new GSM service offerings and the continued promotion of our FamilyTalk® service offerings. We had 428,000 net customer additions for the three months ended June 30, 2004 with nearly 90% of these being postpaid. Additionally, 9% of our postpaid customer gross additions for the current year three month period were through our member companies’ sales channels as a result of our emphasis on co-branding and marketing of our services with them. The increase in reseller customers compared with the corresponding prior year period can be attributed to aggressive growth by our primary reseller. Growth in our prepaid customer segment was reduced from the same prior year period, in part due to special promotion of our FamilyTalk® plan, which competes for customers at a similar price point. However, we expect to see improvement in this area due to the recent introduction of GSM prepaid services in May of this year.

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

Approximately 96% of our customers are now using our digital services, an increase from 94% at June 30, 2003. Our networks have 100% digital coverage and over 99% of our network traffic was digital at June 30, 2004.

For the three months ended June 30, 2004, the cellular/PCS churn rate was 2.7%, up from a 2.5% churn rate in the corresponding prior year period. This higher overall cellular/PCS churn rate was the result of higher churn rates in both our postpaid and prepaid customer bases, although our reseller customer churn was lower than in the corresponding period last year. For the six months ended June 30, 2004 compared with the same prior year period, a slight increase in the overall cellular/PCS churn rate from 2.6% to 2.7% was primarily due to higher prepaid customer churn. To date, we do not believe that wireless local number portability has materially impacted our customer churn rate.

Our Mobitex customer base at June 30, 2004 was nearly 7% lower than at the same point in the prior year. Although customer churn was lower than in the prior year, the availability of new competitive data products over our and other carriers’ cellular/PCS networks continues to negatively impact growth and resulted in 56% fewer customer gross additions for the three months ended June 30, 2004 when compared to the same prior year period.

Historical Consolidated Data — For the three and six months ended June 30, 2003 and June 30, 2004

	Three Months			Six Months
	Ended June 30,		Change	Ended June 30,		Change

	2003	2004	%	2003	2004	%

Operating revenues
Local service revenue — voice	$3,081	$3,249	5.5%	$5,995	$6,328	5.6%
Data revenue	104	166	59.6	209	303	45.0

Total local service revenue	3,185	3,415	7.2	6,204	6,631	6.9
Incollect roamer revenue	194	172	(11.3)	351	327	(6.8)
Long distance	42	47	11.9	83	89	7.2

Subscriber revenue	3,421	3,634	6.2	6,638	7,047	6.2
Outcollect revenue	164	133	(18.9)	305	247	(19.0)
Other revenue	34	34	—	70	65	(7.1)

Other service revenue	198	167	(15.7)	375	312	(16.8)

Wireless service revenue	3,619	3,801	5.0	7,013	7,359	4.9
Equipment sales	255	354	38.8	499	738	47.9

Total operating revenues	3,874	4,155	7.3	7,512	8,097	7.8

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

	Three Months			Six Months
	Ended June 30,		Change	Ended June 30,		Change

	2003	2004	%	2003	2004	%

Operating expenses
Cost of services (excluding depreciation)	890	943	6.0	1,711	1,865	9.0
Cost of equipment sales	451	505	12.0	847	1,042	23.0
Selling, general and administrative	1,269	1,462	15.2	2,486	2,834	14.0
Depreciation and amortization	508	565	11.2	996	1,117	12.1

Total operating expenses	3,118	3,475	11.4	6,040	6,858	13.5

Operating income	756	680	(10.1)	1,472	1,239	(15.8)

Other income (expenses):
Interest expense	(230)	(199)	(13.5)	(455)	(397)	(12.7)
Minority interest in earnings of consolidated entities	(35)	(41)	17.1	(59)	(68)	15.3
Equity in net loss of affiliates	(76)	(92)	21.1	(148)	(197)	33.1
Other, net	7	1	(85.7)	33	5	(84.8)

Total other income (expenses)	(334)	(331)	(0.9)	(629)	(657)	4.5

Income before provision (benefit) for income taxes	422	349	(17.3)	843	582	(31.0)
Provision (benefit) for income taxes	12	(2)	(116.7)	14	4	(71.4)

Net income	$410	$351	(14.4)%	$829	$578	(30.3)%

Operating Revenues

Total operating revenues, consisting of service revenues and equipment sales, increased $281, or 7.3%, to $4,155 for the three months ended June 30, 2004, compared with the corresponding prior year period. Nearly two-thirds of the $281 increase in total operating revenues was the result of a 5.0% growth in service revenues. The increase in service revenues was impacted primarily by a larger average cellular/PCS customer base, continued growth in data revenues and increased regulatory fee revenues. These increases were partially offset by lower roaming revenues. Equipment sales contributed $99, or 38.8%, of the increase in total operating revenues, driven primarily by higher per unit revenues and higher customer gross additions compared to the prior year. The components of the change in operating revenues are described as follows:

Service revenues. Service revenues, comprised of local voice and data services, roaming, long distance and other revenues, increased $182, or 5.0%, for the three months ended June 30, 2004 compared with the same prior year period. This increase was consistent with the year-to-date increase of 4.9% compared with the corresponding prior year period.

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

Key drivers of the increase in local service revenues for both the three and six months ended June 30, 2004 include a nearly 11.0% increase in the average number of cellular/PCS customers, the impact of which was lessened due to lower average revenue per customer. For the three months ended June 30, 2004, local service revenues related to regulatory fees increased $41 over the same prior year period and included an increase of $11 in billings to our postpaid customers for the USF and certain other regulatory

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

fees, the payment of which is reflected in “Cost of services”. To a lesser extent, unfavorable impacts to local service revenues include increased revenue deferrals associated with our “rollover” rate plans and the impact of the July 1, 2003 adoption of Emerging Issues Task Force (EITF) 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. This adoption resulted in a reclassification of $16 in direct sales channel activation revenues from local service revenues to equipment sales for the three months ended June 30, 2004 and $33 for the six months ended June 30, 2004.

Increases in data revenues also favorably impacted local service revenues. For the three and six months ended June 30, 2004, 59.6% and 45.0% increases, respectively, over the prior year same periods were driven by increased data service penetration and usage of text messaging and other data services by our cellular/PCS customers, as well as increased revenue per customer in our Mobitex data business. For the three months ended June 30, 2004, data revenues related to our cellular/PCS customers increased over 110% compared with the same prior year period.

Roaming revenues, both incollect and outcollect revenues, declined for both the three and six months ended June 30, 2004 when compared with the corresponding prior year periods. Overall, reduced roaming revenues were primarily a function of lower negotiated roaming rates, including those with our largest national roaming partner. For both the three and six month periods, increases in incollect volumes were more than offset by the impact of roaming minutes being bundled with all-inclusive regional and national rate plans. For the six months ended June 30, 2004, the reduction in outcollect revenues was also volume driven as other wireless carriers continue to construct and/or better utilize their own networks.

Long distance revenues, although higher for the three and six months ended June 30, 2004, continued to comprise only 1.2% of total service revenues, consistent with the same prior year periods. Higher international long distance revenues in 2004 contributed to the increases in long distance revenues for the three and six month periods.

Cellular/PCS ARPU for the three months ended June 30, 2004 was $50.32, a decrease of $2.80, or 5.3%, compared with $53.12 for the three months ended June 30, 2003. The six month period ended June 30, 2004 also experienced a $2.80 decrease and a similar percentage decline when compared to the corresponding prior year period. Increases in ARPU related to higher customer usage and increased data and regulatory fee revenues were more than offset by the impact of a larger embedded customer base of postpaid customers on lower ARPU FamilyTalk® rate plans and a 1.9% shift in the cellular/PCS customer base to lower ARPU reseller customers. The impact of increased revenue deferrals associated with our “rollover” rate plans and the impact of the adoption of EITF 00-21 also had a negative impact on ARPU. Other unfavorable impacts include ARPU reductions related to roaming revenues and other on-going competitive pricing pressures.

Equipment sales. For the three months ended June 30, 2004, the 38.8% increase in equipment sales was primarily driven by higher equipment selling prices but was also impacted by a 9.7% increase in cellular/PCS postpaid and prepaid customer gross additions, offset partially by a decrease in the sale of upgrade handsets to our existing customers. For the three months ended June 30, 2004, equipment sales also increased $16 due to the reclassification from local service revenues associated with the adoption of EITF 00-21. For the six months ended June 30, 2004, the increase in equipment sales was both volume and sales price driven, reflecting a 16.5% increase in cellular/PCS postpaid and prepaid customer gross additions, increased upgrade handset sales and customer movement toward higher functionality handsets.

Operating Expenses

Cost of services (exclusive of depreciation). The $53, or 6.0%, increase in cost of services for the three months ended June 30, 2004 compared with the corresponding prior year period was due to an increase in

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

local network system costs of $77, partially offset by a $24 decrease in third party network system costs (i.e., roaming and long distance costs). For the three and six months ended June 30, 2004, local network system cost increases of 14.0% and 18.0%, respectively, compared with the same prior year periods, were primarily driven by an approximate 30% growth in system minutes of use and associated network system expansion costs. Local network systems costs for the current three month period were, however, favorably impacted by a $27 decrease in property tax expense. For the three and six months ended June 30, 2004, local network system costs were negatively impacted by increases of $11 and $61, respectively, over the same prior year periods, for costs billed to our customers related to payments into the USF and certain other regulatory funds. For the three months ended June 30, 2004, the primary contributor to lower third party network system costs was a $40 decrease in incollect roaming costs compared with the same prior year period, partially offset by a $19 increase in long distance costs. For the six months ended June 30, 2004, the same dynamic can be seen. A reduction in incollect roaming costs was a result of lower negotiated roaming rates, including those with our largest national roaming partner, that more than offset increased volumes. An increase in long distance costs was primarily volume driven and a function of the inclusion of “free long distance” in many of our regional and national rate plan offerings.

Cost of equipment sales. For the three months ended June 30, 2004, the increase in cost of equipment sales was both price and volume driven. Higher handset sales were associated with the 9.7% increase in cellular/PCS postpaid and prepaid customer gross additions over the same prior year period and per handset costs were impacted by customer movement toward higher functionality handsets as a result of our GSM network overlay. For the six months ended June 30, 2004, upgrade costs increased 10.5% compared with the same prior year period, primarily due to an increase in upgrade activity.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended June 30, 2004 increased 15.2%, when compared with the corresponding prior year period, with increases in selling expenses, costs related to maintaining and supporting our customer base and other administrative costs.

Selling expenses, which include sales, marketing, advertising and commission expenses, increased $86, or 13.8%, for the three months ended June 30, 2004, compared with the same prior year period. This increase was driven primarily by higher commission expenses and advertising and promotion costs. Higher commission expenses were driven by the increase in total cellular/PCS postpaid and prepaid customer gross additions compared with the prior year as well as a shift in the mix of indirect (non-company sales channel) customer activations to include a greater number of higher-cost postpaid and national retail activations. For the six months ended June 30, 2004, a $176, or 15.0%, increase in selling expenses was also driven primarily by higher commissions and advertising costs but also was impacted by higher costs principally related to increased sales staff headcount and associated employee-related costs.

Costs for maintaining and supporting our customer base increased $85, or 20.6%, for the three months ended June 30, 2004, and $173, or 20.8%, for the six months ended June 30, 2004, when compared with the same prior year periods. Increased costs for the current three month period were principally due to higher bad debt, customer service expenses and other costs to maintain our existing customer base. Bad debt expense, although higher than in 2003 and reflective of higher net write-offs, represented only approximately 2% of total operating revenues for both the three and six month periods in 2004. For the three and six months ended June 30, 2004, customer service expenses increased $38 and $67, respectively, primarily driven by increased headcount and employee-related expenses to support our customer retention and other customer service improvement initiatives. Other cost increases to maintain our existing customer base included additional costs related to our dedicated customer retention center, which opened in the latter part of 2003. Year-to-date compared with 2003, an increase in residuals and upgrade commissions

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

was driven primarily by an increase in handset upgrade activity and higher commission incentives related to our GSM network overlay.

Other administrative costs increased $22, or 9.4%, for the three months ended June 30, 2004, compared with the same prior year period, but were essentially flat on a year-to-date basis. The unfavorable variance for the current three month period includes a $13 sales and use tax increase and increased legal and professional services including consulting fees related to the proposed AT&T Wireless merger. The unfavorable variance for the current three month period was offset on a year-to-date basis by a favorable variance that was primarily a function of higher expenses in 2003 which included $19 in leasehold termination costs associated with our 2002 workforce reorganization and $22 in legal settlement costs partially offset by higher information technology costs in the current year.

Depreciation and amortization. For the three and six months ended June 30, 2004, the increases compared with the corresponding prior year periods were primarily due to higher depreciation expenses related to on-going capital spending including our GSM network overlay. Intangibles amortization expense remained essentially flat when compared to the same prior year periods.

Other Income (Expenses)

Interest expense. For the three months ended June 30, 2004, interest expense on the debt to our members, SBC and BellSouth, was lower by $36 when compared with the same prior year period. This decrease was the result of a reduction in the fixed interest rate on the debt to our members from 7.5% to 6.0% effective July 1, 2003. For the six months ended June 30, 2004, $70 in lower interest expense related to this same interest rate reduction was partially offset by a reduction in capitalized interest and an increase in interest expense on higher capital lease obligations in 2004. The impact of the interest rate swaps was immaterial. See also Item 3, Quantitative and Qualitative Disclosures about Market Risk.

Minority interest in earnings of consolidated entities. For the three months ended June 30, 2004, compared with the corresponding prior year period, the minority interest expense increase of $6 was a function of higher net income of our consolidated entities in the current year period. For the six months ended June 30, 2004, the $9 increase is primarily due to lower expenses of $10 in 2003 related to a partnership legal settlement that benefited the prior year period. Otherwise, the overall impact due to the net income of our consolidated entities in the current year-to-date period was comparable to that of 2003.

Equity in net loss of affiliates. For the three and six month periods ended June 30, 2004, the increase from the comparable prior year periods in equity in net loss of affiliates was primarily due to an increased loss related to our GSMF venture, principally due to higher depreciation expense.

Other, net. For the three months ended June 30, 2004, the $6 decrease in Other, net from the corresponding prior year period was due to $3 in lower interest income from marketable securities and the inclusion in the prior year period of a $3 gain on the disposition of a business. The reduction of $28 for the six months ended June 30, 2004 includes the impact of a one-time $23 gain that benefited the comparable six month period in 2003.

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

Liquidity and Capital Resources

Cash Flow Analysis

Cash Flows for the Six Months Ended June 30, 2004, Compared with the Six Months Ended June 30, 2003

	Six Months Ended
	June 30,		Change

	2003	2004	$	%

Net cash provided by operating activities	$1,683	$1,702	$19	1.1%
Net cash used in investing activities	(1,162)	(2,900)	(1,738)	149.6
Net cash (used in) provided by financing activities	(33)	160	193	(584.8)

Net increase (decrease) in cash and cash equivalents	488	(1,038)	(1,526)	(312.7)
Cash and cash equivalents at beginning of period	908	1,139	231	25.4

Cash and cash equivalents at end of period	$1,396	$101	$(1,295)	(92.8)%

Net cash provided by operating activities. Cash generated from operations was our primary source of funds in 2003 and 2004 and remained essentially flat when comparing the six months ended June 30, 2003 and 2004.

Net cash used in investing activities. The primary contributors to the overall increase of $1,738 in net cash used in investing activities were an increase of $177 in investments in and advances to equity affiliates, a $1,438 increase in acquisition activity and a $122 increase in capital expenditures. Capital expenditures of $995 in the six months ended June 30, 2003 included $81 of leasehold interests in 545 communication towers in California and Nevada acquired from SpectraSite Inc.

The increase of $177 in investments in and advances to equity affiliates for the six months ended June 30, 2004 reflects primarily an increase in contributions to our GSMF venture to fund capital expenditures.

Cash needs for acquisitions of businesses and licenses increased by $1,438 for the six months ended June 30, 2004 when compared with the same prior year period. Acquisitions in the six months ended June 30, 2004 consisted of $1,400 for the purchase of spectrum licenses from NextWave Telecom, Inc. (NextWave) and $49 for wireless operations in Maryland and Louisiana and spectrum licenses in Maryland, Texas, Arkansas, Louisiana and Missouri. In the six months ended June 30, 2003, acquisitions of $11 consisted of the purchase of spectrum licenses from AT&T Wireless.

Net cash (used in) provided by financing activities. The primary contributor to the overall increase of $193 in net cash provided by financing activities was a $300 net increase in commercial paper. During the three months ended June 30, 2004, we issued $550 in commercial paper and subsequently repaid $250. Commercial paper was primarily utilized to acquire the NextWave licenses. This increase in cash was partially offset by a $51 increase in net distributions to minority interests and a $49 increase in principal payments on external notes, as compared to the six months ended June 30, 2003.

Cash Requirements

Acquisition of AT&T Wireless. In February 2004, we agreed to acquire AT&T Wireless for an aggregate consideration of approximately $41,000 in cash. SBC and BellSouth have committed to provide equity funding for the purchase.

Network Upgrades and Expansion. The upgrade and expansion of our networks will continue to require substantial amounts of capital over the next several years. For the six months ended June 30, 2004, we

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

spent $1,117 for our GSM/GPRS/EDGE network upgrade plus other network and non-network capital expenditures. In addition, for the six months ended June 30, 2004, we spent $338 for equity contributions to our network sharing ventures with T-Mobile USA, Inc. (T-Mobile) and AT&T Wireless. We anticipate that our 2004 capital investments for completing our network upgrade and funding other ongoing capital expenditures and equity investments will be in the $3,000 range, down slightly from 2003 spending. As our GSM overlay was substantially complete at December 31, 2003, our primary focus in 2004 will be on improving network quality, expanding our GSM/GPRS/EDGE coverage and completing EDGE upgrades to our network. We anticipate only a minimal amount of expenditures on TDMA equipment.

In June 2004, our GSM/GPRS network upgrade was fully completed, six months ahead of our original schedule, with 100% of our “covered” POPs (i.e., those areas currently with Cingular cellular or PCS service) having access to our GSM/GPRS technology. At June 30, 2004, approximately two-thirds of our covered POPs had access to our EDGE technology with an expectation of 100% EDGE coverage by the end of 2004.

To complement our current GSM/GPRS/EDGE network overlay, broaden our nationwide coverage and lower our roaming costs, we have negotiated numerous roaming agreements with GSM/GPRS carriers since beginning our network overlay project. These agreements enable us to efficiently and immediately expand our GSM/GPRS footprint without incurring additional capital expenditures.

Licenses Acquisition. In August 2003, we executed an agreement with NextWave and certain of its affiliates pursuant to which we would purchase FCC licenses for 1900 megahertz (MHz) PCS wireless spectrum in 34 markets for $1,400 in cash. The spectrum licenses cover 83.4 million POPs, with all but 3.4 million POPs in our existing licensed areas. This additional spectrum improves our spectrum depth in many of our existing markets, which increases our voice and data capacity. The spectrum is comprised of 20 MHz in the Tampa, Florida and El Paso, Texas markets and 10 MHz in the other 32 markets. The transaction closed in April 2004 with funding consisting of $900 in existing cash on hand and $500 from commercial paper.

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

We and T-Mobile jointly fund capital expenditures of GSMF. Contributions to GSMF are generally determined by our proportionate share of the annual capital expenditure requirements based on each party’s incremental growth in network usage, and such contributions are accounted for as an increase in our investment. We and T-Mobile have agreed to dissolve GSMF. See “Other Business Matters — Termination of GSMF Network Infrastructure Joint Venture” below.

Investment in Venture with AT&T Wireless. In January 2002, we entered into an agreement with AT&T Wireless to form a jointly-controlled and equally-owned venture to construct a GSM voice network with GPRS/EDGE data technologies along a number of major highways in the United States in order to ensure availability of GSM/GPRS/EDGE service to our customers and reduce incollect roaming expenses we pay to other carriers when our customers use their wireless devices when they travel on those highways. We and AT&T Wireless each buy services from the venture and provide services under our own brand names. As of June 30, 2004, we had an investment in the venture of $22. In 2004, we do not expect capital expenditures to be material.

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

Debt Service. As of June 30, 2004, we had $12,916 of consolidated indebtedness and capitalized lease obligations. This debt includes $9,678 in unsecured, subordinated member loans from SBC and BellSouth, $2,000 in unsecured senior notes, $932 in capital lease obligations, and $300 in commercial paper. Additional capital lease obligations for the three and six months ended June 30, 2004, respectively, were not material.

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

Off-Balance Sheet Arrangements. At June 30, 2004, we were obligated to pay certain capital leases assigned to the GSMF venture of $30. We have investments in unconsolidated affiliates, principally our joint ventures with T-Mobile and AT&T Wireless. As required by generally accepted accounting principles (GAAP), we have accounted for our joint venture activity using the equity method of accounting. As a result, the assets and liabilities of these ventures are not included on our consolidated balance sheets and the results of operations of the ventures are not included in our consolidated statements of income, other than as equity in earnings of unconsolidated affiliates.

Capital Resources

At June 30, 2004, we had a commercial paper program and a $1,000 unsecured 364-day revolving bank credit facility to support the commercial paper program. As of June 30, 2004, we had $300 of commercial paper outstanding. We had no revolving credit facility debt outstanding. Effective August 1, 2004, we entered into a revolving credit agreement with SBC and BellSouth for them to provide short-term financing on a pro rata basis at an interest rate of LIBOR plus ..05% for our ordinary course operations. On August 4, 2004, our short-term obligations under this facility aggregated $35. Effective August 5, 2004, we reduced the size of our revolving bank credit facility to $50, which is the amount of commercial paper currently outstanding, and upon the repayment of the outstanding commercial paper, we intend to terminate our commercial paper program and terminate our revolving bank credit facility. In December 2003, we established an accounts receivable secured borrowing program. Effective June 29, 2004, we terminated this borrowing program.

We expect to rely primarily on cash provided by operations and borrowings from SBC and BellSouth to fund our ongoing operations, business development and debt service. SBC and BellSouth have committed to provide equity funding for the AT&T Wireless acquisition and therefore we will not be required to raise cash or issue securities to fund the transaction.

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

We record a revenue deferral for the estimated portion of unused rollover minutes that are expected to be utilized prior to expiration. During the second quarter of 2004, we modified our estimate for calculating the rollover deferral to incorporate more refined customer data and usage patterns, which in our view, more accurately reflects the estimate of the future utilization of those minutes based on historical trends. This change in estimate resulted in a $15 decrease in the rollover deferral recorded in the quarter, as compared to the deferral that would have been recorded prior to making the change. The rollover deferral balance was $136 and $103 at June 30, 2004 and December 31, 2003, respectively.

Related Party Transactions

See the section Related Party Transactions in Note 4 to our consolidated financial statements included in Item 1, Financial Statements.

Recent Accounting Pronouncements

See Note 1 to our audited consolidated financial statements included in Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2003.

Change in Officers and Directors

Change in Chief Financial Officer

Peter A. Ritcher, previously Vice President of Corporate Finance for SBC, became our new Chief Financial Officer, effective May 10, 2004. Mr. Ritcher replaces Richard G. Lindner who was appointed as the Chief Financial Officer of SBC.

Change in Board of Directors

In the second quarter of 2004, our members appointed Richard G. Lindner and Mark L. Feidler to the Board of Directors of Cingular Wireless Corporation, our manager. Mr. Lindner, who previously served as our Chief Financial Officer, currently serves as Chief Financial Officer of SBC. He also replaces Randall Stephenson as a member of the Audit Committee. Mr. Feidler, who previously served as our Chief Operating Officer, currently serves as Chief Staff Officer of BellSouth.

Other Business Matters

Termination of GSMF Network Infrastructure Joint Venture

In May 2004, we and T-Mobile entered into an agreement, subject to regulatory and other customary closing conditions and the closing of our acquisition of AT&T Wireless, to dissolve GSMF and distribute the related network assets. Under the terms of the agreement, we will sell our ownership of the California/Nevada network assets to T-Mobile for $2,300 in cash, which is net of cash payments required by the dissolution. The ownership of the New York City network assets will return to T-Mobile. The transaction is expected to close no later than the first quarter of 2005. We will retain the right to utilize

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

the California/Nevada and New York City networks during a four year transition period and will guarantee to purchase a minimum number of minutes over this term. We and T-Mobile will retain all respective customers in each market.

In connection with the dissolution of the venture, we and T-Mobile will exchange spectrum at a future date. As agreed to as part of the original joint venture agreement, we will receive 10 MHz of spectrum in New York City and T-Mobile will receive 5 MHz of spectrum in nine basic trading areas (BTAs) in California and Nevada, the largest of which is San Diego. We also agreed to sell 10 MHz of spectrum to T-Mobile in each of the San Francisco, Sacramento and Las Vegas BTAs for $180. T-Mobile will also have the option to purchase an additional 10 MHz of spectrum in the Los Angeles and San Diego BTAs from us within two years, under certain circumstances.

We have not yet determined the amount of the gain from these transactions. The determination of the amount of the gain is subject to valuation of the spectrum received in the spectrum exchange and determination of the carrying amount of our investment in GSMF at the date of closing. The closing of the transactions is contingent upon the closing of our acquisition of AT&T Wireless.

Bargaining Agreement Status

In June 2004, we entered into an agreement with the Communications Workers of America District 6 to replace a contract that expired in February 2004. The new ratified contract expires February 2008.

Triton PCS Agreement

In July 2004, we, AT&T Wireless, and Triton PCS signed a non-binding letter of intent providing for the acquisition by us of wireless properties in Virginia in exchange for AT&T Wireless properties in North Carolina and Puerto Rico. In addition, we would pay Triton PCS $175 in cash.

Additionally, AT&T Wireless and Triton PCS have agreed to terminate their stockholders’ agreement, which includes termination of an exclusivity arrangement in return for the surrender of AT&T Wireless’ equity in Triton PCS. With this agreement, we will be able to provide continuing service, after the closing of our acquisition of AT&T Wireless, in areas where Triton PCS currently has operations.

The closings of these transactions would be contingent upon closing of our acquisition of AT&T Wireless.

Cincinnati Bell Agreement

In August 2004, we and Cincinnati Bell signed a definitive agreement which will allow us the right to put to Cincinnati Bell, any time after September 30, 2005, AT&T Wireless’ 19.9% equity in Cincinnati Bell’s wireless subsidiary, Cincinnati Bell Wireless, for $83. The definitive agreement will also allow Cincinnati Bell the right to call the equity, any time between the close of our acquisition of AT&T Wireless and September 30, 2005, for $85 plus interest. After September 30, 2005, Cincinnati Bell has the right to call the equity for $83 plus interest.

Additionally we, AT&T Wireless and Cincinnati Bell agreed to amend the Cincinnati Bell Wireless Operating Agreement to remove the exclusivity arrangement applicable to AT&T Wireless, which will allow us to provide continuing service, after the closing of our acquisition of AT&T Wireless, in areas where Cincinnati Bell Wireless currently has operations.

The closing of this transaction would be contingent upon closing of our acquisition of AT&T Wireless.

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

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

At June 30, 2004, we had outstanding an aggregate of $9,678 in unsecured, subordinated member loans from SBC and BellSouth with a fixed interest rate of 6.0% and a stated maturity of June 30, 2008. In addition, we currently have outstanding $2,000 of unsecured senior notes with fixed interest rates ranging from 5.625% to 7.125% and with maturity dates between 2006 and 2031. As of June 30, 2004, we had $250 of fixed-to-floating interest rate swaps related to our five-year unsecured senior notes. A change in interest rates of 100 basis points would change our interest expense as a result of the swaps as of June 30, 2004 by $3 per annum. We also have capital leases outstanding of $911 with fixed interest rates ranging from 6.0% to 9.6% and of $21 with fixed interest rates ranging from 5.56% to 5.93%.

As of June 30, 2004, we had $320 of floating rate borrowings. A change in interest rates of 100 basis points would change our interest expense on floating rate debt balances as of June 30, 2004 by less than $4 per annum.

The fair values of our foreign currency derivatives are subject to fluctuations in foreign exchange rates. We use forward foreign currency exchange contracts to offset foreign exchange gains and losses on Japanese Yen-denominated capital lease obligations. As of June 30, 2004, the approximate fair value of these foreign currency hedging instruments was a loss of $7. The potential gain or loss in the fair value of such financial instruments from a hypothetical 10% decrease or increase in the Japanese Yen relative to the U.S. Dollar would be less than $5 as of June 30, 2004, although this would be primarily offset by the decrease or increase in the fair value of the capital lease obligations. The fair value is based on dealer quotes, considering current exchange rates. There is not a cash flow impact or earnings risk associated with changes in the fair value of the foreign currency hedging instruments and the underlying capital lease obligations.

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

CINGULAR WIRELESS LLC

PART II — OTHER INFORMATION

Item 1.     Legal Proceedings

In September 2003, an Administrative Law Judge of the California Public Utilities Commission issued a Presiding Officer’s Decision that recommended a fine of approximately $12 million, plus potentially significant restitution to customers, against Cingular for alleged violations of California’s consumer protection laws. That recommendation is under review by the full Commission and is likely to be addressed before the end of this year. Cingular opposes the Presiding Officer’s decision.

We are a party to various legal actions and regulatory proceedings relating to matters that are incidental to the conduct of our business. These involve disputes with and inquiries by private parties and governmental entities over alleged patent infringement, agency and reseller relationships, alleged unfair competition, marketing, advertising, promotions, sales, labor practices, billing and collection practices and alleged health effects of wireless phones. We are also subject to claims incidental to the normal conduct of our business, including actions by customers, vendors and employees and former employees. We believe that these matters will not be material to our financial position, results of operations or cash flows.

Item 2.     Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 3.     Defaults upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

None.

Item 5.     Other Information

None.

CINGULAR WIRELESS LLC

PART II — OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

Number		Title

10.65		Revolving Credit Agreement by and among BellSouth Corporation, SBC Communications, Inc. and Cingular Wireless LLC dated as of August 1, 2004.
10.66		Interest Purchase Agreement by and among T-Mobile USA, Inc., Omnipoint Communications, Inc., Cingular Wireless LLC and SBC Wireless LLC dated as of May 24, 2004. (Portions omitted pursuant to a request for confidential treatment)
31.1		Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32	.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

*	This exhibit is hereby furnished to the SEC as an accompanying document and is not to be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.

(b)	Reports on Form 8-K

•	On April 20, 2004, we furnished a Form 8-K, reporting on Item 9, Regulation FD Disclosure, and Item 12, Results of Operations and Financial Condition, our financial results for the quarter ended March 31, 2004 and selected financial statement and operating data at and for the quarter ended March 31, 2004 for Cingular Wireless LLC and at and for the comparable date and period in 2003.

•	On May 26, 2004, we filed a Form 8-K, reporting on Item 5, Other Events, announcing an agreement with T-Mobile USA to end our network infrastructure venture.

No other reports on Form 8-K were furnished or filed during the three months ended June 30, 2004.

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

While the below list of cautionary statements is not exhaustive, some factors, in addition to those contained throughout this document, that could affect future operating results, financial position and cash flows and could cause actual results to differ materially from those expressed or implied in the forward-looking statements are:

•	the pervasive and intensifying competition in all markets where we operate;

•	delay in closing, failure to quickly realize capital and expense synergies from, and possible dispositions associated with, the acquisition of AT&T Wireless as a result of technical, logistical, regulatory, business and other factors;

•	problems associated with the transition of our network to higher speed technologies;

•	slow growth of our data services due to lack of popular applications, terminal equipment, advanced technology and other factors;

•	sluggish economic and employment conditions in the markets we serve;

•	the final outcome of FCC proceedings, including rulemakings, and judicial review, if any, of such proceedings;

•	enactment and impact of state and federal laws, regulations and requirements pertaining to our operations; and

•	the outcome of pending or threatened complaints and litigation.

CINGULAR WIRELESS LLC

PART II — OTHER INFORMATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINGULAR WIRELESS LLC

By:	CINGULAR WIRELESS CORPORATION,

as Manager

By:	/s/ PETER A. RITCHER

Peter A. Ritcher
Chief Financial Officer
(Principal Financial Officer)

Date: August 5, 2004

CINGULAR WIRELESS LLC

EXHIBIT INDEX

Exhibit
Number		Title

10.65		Revolving Credit Agreement by and among BellSouth Corporation, SBC Communications, Inc. and Cingular Wireless LLC dated as of August 1, 2004.
10.66		Interest Purchase Agreement by and among T-Mobile USA, Inc., Omnipoint Communications, Inc., Cingular Wireless LLC and SBC Wireless LLC dated as of May 24, 2004. (Portions omitted pursuant to a request for confidential treatment)
31.1		Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32	.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

*	This exhibit is hereby furnished to the SEC as an accompanying document and is not to be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.