Form 10-Q
period 2004-09-30
CINGULAR WIRELESS LLC
filed 2004-11-12
CIK 1130452

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)          Yes ☐          No ☑

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 1.	Financial Statements (Unaudited)

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2004	2003	2004

Operating revenues:
Service revenues	$3,676	$3,838	$10,689	$11,197
Equipment sales	383	419	882	1,157

Total operating revenues	4,059	4,257	11,571	12,354

Operating expenses:
Cost of services (excluding depreciation, included below, of $416 and $473, and $1,211 and $1,373, respectively)	1,003	1,072	2,714	2,937
Cost of equipment sales	606	585	1,453	1,627
Selling, general and administrative	1,441	1,567	3,927	4,401
Depreciation and amortization	521	572	1,517	1,689

Total operating expenses	3,571	3,796	9,611	10,654

Operating income	488	461	1,960	1,700

Other income (expenses):
Interest expense	(197)	(200)	(652)	(597)
Minority interest in earnings of consolidated entities	(25)	(20)	(84)	(88)
Equity in net loss of affiliates	(87)	(96)	(235)	(293)
Other, net	4	—	37	5

Total other income (expenses)	(305)	(316)	(934)	(973)

Income before provision for income taxes	183	145	1,026	727
Provision for income taxes	6	—	20	4

Net income	$177	$145	$1,006	$723

See accompanying notes.

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 1.	Financial Statements (Unaudited)

CONSOLIDATED BALANCE SHEET

	December 31,	September 30,
	2003	2004

	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,139	$88
Accounts receivable — net of allowance for doubtful accounts of $130 and $137	1,592	1,611
Due from affiliates, net	—	21
Inventories	273	274
Prepaid expenses and other current assets	296	285

Total current assets	3,300	2,279

Property, plant and equipment, net	10,939	11,084
FCC licenses, net	7,769	9,197
Goodwill	849	849
Other intangible assets, net	155	69
Investments in and advances to equity affiliates	2,288	2,264
Advances to members	—	50
Other assets	226	215

Total assets	$25,526	$26,007

LIABILITIES AND MEMBERS’ CAPITAL
Current liabilities:
Debt maturing within one year	$95	$17
Accounts payable	904	615
Due to affiliates, net	54	—
Advanced billing and customer deposits	538	612
Accrued liabilities	1,596	1,606

Total current liabilities	3,187	2,850

Long-term debt:
Debt due to affiliates	9,678	9,678
Other long-term debt, net of discount	2,914	2,974

Total long-term debt	12,592	12,652

Other noncurrent liabilities	604	676

Total liabilities	16,383	16,178

Minority interests in consolidated entities	659	631
Members’ capital:
Members’ capital	8,664	9,377
Receivable for properties to be contributed	(178)	(178)
Accumulated other comprehensive loss	(2)	(1)

Total members’ capital	8,484	9,198

Total liabilities and members’ capital	$25,526	$26,007

See accompanying notes.

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 1.	Financial Statements (Unaudited)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,

	2003	2004

Operating activities
Net income	$1,006	$723
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,517	1,689
Provision for doubtful accounts	148	278
Gain on disposition of businesses	(3)	—
Minority interest in earnings of consolidated entities	84	88
Equity in net loss of affiliates	235	293
Changes in operating assets and liabilities:
Accounts receivable	(271)	(297)
Other current assets	(205)	(5)
Accounts payable and other current liabilities	41	(193)
Pensions and post-employment benefits	41	58
Other, net	57	107

Net cash provided by operating activities	2,650	2,741

Investing activities
Construction and capital expenditures	(1,768)	(1,751)
Investments in and advances to equity affiliates, net	(395)	(348)
Dispositions of assets	7	4
Acquisitions of businesses and licenses, net of cash received	(11)	(1,451)
Advances to members	—	(50)

Net cash used in investing activities	(2,167)	(3,596)

Financing activities
Net repayment of long-term debt	(49)	(90)
Contributions from members	10	—
Net distributions to minority interests	(29)	(106)

Net cash used in financing activities	(68)	(196)

Net increase (decrease) in cash and cash equivalents	415	(1,051)
Cash and cash equivalents at beginning of period	908	1,139

Cash and cash equivalents at end of period	$1,323	$88

See accompanying notes.

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 1.	Financial Statements (Unaudited)

CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS’ CAPITAL

Balance at December 31, 2003	$8,484
Net income	723
Distributions to members, net	(10)
Other comprehensive income	1

Balance at September 30, 2004	$9,198

See accompanying notes.

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 1.	Financial Statements (Unaudited)

1.	Summary of Significant Accounting Policies

Basis of Presentation

Cingular Wireless LLC (Cingular or the Company) is a Delaware limited liability company formed by SBC Communications Inc. (SBC) and BellSouth Corporation (BellSouth), our members, as the holding company for the operating companies comprising their United States (U.S.) wireless joint venture. Cingular Wireless Corporation acts as the Company’s manager and controls the Company’s management and operations. The Company provides wireless voice and data communications services, including local, long-distance and roaming services using both cellular and personal communications services (PCS), and equipment to customers in 36 states. In addition, the Company provides enhanced and interactive data services over a proprietary “Mobitex” network utilizing base stations and satellite transmission facilities. All of the Company’s operations, which serve customers in 50 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands, are conducted through subsidiaries or ventures. The Company has acquired AT&T Wireless Services, Inc. (AT&T Wireless) following the merger of a subsidiary of the Company’s manager on October 26, 2004. See Note 8 for further information.

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

New Accounting Standards

In September 2004, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) reached a consensus on EITF No. 04-01, Accounting for Pre-existing Contractual Relationships between the Parties to a Purchase Business Combination. The Issue requires companies to evaluate pre-existing contractual relationships between two parties to a business combination to determine whether settlement of the pre-existing contractual relationship has occurred. Settlements of a pre-existing contractual relationship should be accounted for separately from the business combination. The Company adopted this new pronouncement in September 2004 and is currently evaluating its impact with respect to the acquisition of AT&T Wireless. See Note 8 for further information.

Comprehensive Income

Comprehensive income for the Company approximates net income for all periods presented. There are no significant components of other comprehensive income.

Reclassifications

The income statement for the three and nine months ended September 30, 2003 has been reclassified to reflect billings to the Company’s customers for the Universal Service Fund (USF) and other regulatory fees as “Service revenues” and the related payments into the associated regulatory funds as “Cost of services” expenses. Operating income and net income for all prior periods have been unaffected. The amounts reclassified for the three and nine months ended September 30, 2003 were $105 and $241, respectively.

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 1.	Financial Statements (Unaudited)

2.	Intangible Assets

Summarized below are the carrying values for the major classes of intangible assets that are amortized under Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets (SFAS 142), as well as the carrying values of those intangible assets that are not amortized.

		(Audited)
		December 31, 2003		September 30, 2004

		Gross		Gross
		Carrying	Accumulated	Carrying	Accumulated
	Useful Lives	Amount	Amortization	Amount	Amortization

Intangible assets subject to amortization:
FCC licenses used in Mobitex business	4 years	$28	$(7)	$8	$—
Customer lists	5 years	1,070	(920)	1,068	(1,002)
Other	3-5 years	147	(143)	147	(145)

Total		$1,245	$(1,070)	$1,223	$(1,147)

Intangible assets not subject to amortization:
FCC licenses		7,748	—	9,189	—
Goodwill		849	—	849	—

In addition to the SFAS 142 intangible assets noted above, the Company recorded $1 in 2003 of intangible assets in connection with the recognition of an additional minimum liability for its Supplemental Retirement Plans, as required by SFAS No. 87, Employers’ Accounting for Pensions.

As of September 30, 2004, the Company ceased amortizing its Federal Communications Commission (FCC) licenses used in the Mobitex data business as the Company had executed an agreement to sell the majority of the Mobitex data business assets. See Note 8 for further information.

The following table presents current and estimated amortization expense for each of the following periods:

Aggregate amortization expense:
For the nine months ended September 30, 2004	$99

Estimated amortization expense:
For the remainder of 2004	$15
For the years ending December 31,
2005	44
2006	6
2007	2
2008	1

$68

In August 2003, the Company executed an agreement with NextWave Telecom, Inc. and certain of its affiliates for the purchase of FCC licenses for wireless spectrum in 34 markets for $1,400 in cash. The transaction closed in April 2004, and the Company recorded this cost as additional FCC licenses in the

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 1.	Financial Statements (Unaudited)

accompanying consolidated balance sheet. The funding for this transaction consisted of $900 in existing cash on hand and $500 from commercial paper, which has been repaid.

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

Investments in and advances to equity affiliates consist of the following:

	(Audited)
	December 31,	September 30,
	2003	2004

Investment in GSMF	$2,253	$2,231
Other	35	33

	$2,288	$2,264

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

Capital contributions to GSMF are generally determined by the Company’s proportionate share of the annual capital expenditure requirements based on each party’s incremental growth in network usage, and such contributions are accounted for as an increase to the Company’s investment. For the three months ended September 30, 2003 and 2004, the Company made net capital contributions to GSMF of $367 and $133, respectively. For the nine months ended September 30, 2003 and 2004, the Company made net capital contributions to GSMF of $469 and $271, respectively. The Company had a contractual commitment to contribute cash of $225 to GSMF in 2003, of which $127 was made by the Company in the three months ended September 30, 2003 and the remainder during the final three months of 2003.

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

on the respective networks. These charges for network services are included in “Cost of services” in the accompanying consolidated statements of income. These transactions are summarized as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2003	2004	2003	2004

Network operating costs charged to GSMF	$84	$99	$240	$279
Network services received based on usage	68	65	189	186

GSMF incurs net losses due to depreciation and interest expense, which are not reimbursed by the Company or T-Mobile. For the three months ended September 30, 2003 and 2004, the Company recorded equity in the net loss of GSMF of $87 and $97, respectively. For the nine months ended September 30, 2003 and 2004, the Company recorded equity in the net loss of GSMF of $236 and $293, respectively. At September 30, 2004, the Company’s economic interest in GSMF approximated 65%.

Summarized financial information with respect to GSMF is as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

Income Statement Information	2003	2004	2003	2004

Revenues	$118	$147	$334	$409
Costs and expenses (excluding depreciation)	116	144	327	406
Depreciation expense	121	151	326	435
Operating loss	(119)	(148)	(319)	(432)
Interest expense	4	5	13	15
Net loss	(123)	(153)	(332)	(447)

In May 2004, the Company and T-Mobile agreed to end their GSMF network infrastructure joint venture contingent upon the acquisition of AT&T Wireless. See Note 7 for further details of the agreement.

4.	Related Party Transactions

In addition to the affiliate transactions with equity investees described elsewhere in these consolidated financial statements, other significant transactions with related parties, principally the Company’s members, are as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

Type of Service(1)	2003	2004	2003	2004

Agent commissions and compensation	$30	$14	$82	$50
Interconnect and long distance	207	244	598	669
Other services	20	22	59	71
Interest expense on debt due to affiliates(2)	146	146	506	436

(1)	See Note 11 to the Company’s audited consolidated financial statements included in Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 for a further description of services.

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 1.	Financial Statements (Unaudited)

(2)	See Note 8 to the Company’s audited consolidated financial statements included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 for further discussion related to interest expense on debt due to affiliates.

The Company had receivables from affiliates of $81 and $188 and payables to affiliates of $135 and $167 at December 31, 2003 and September 30, 2004, respectively, primarily with SBC, BellSouth and GSMF (see also Note 3). The Company also had an advance to its members of $50 at September 30, 2004 under our revolving credit agreement with SBC and BellSouth. See Note 5 for further information.

5.	Debt

Revolving Credit Agreement

Effective August 1, 2004, the Company entered into a revolving credit agreement with SBC and BellSouth for them to provide short-term financing on a pro rata basis at an interest rate of LIBOR plus .05% for the Company’s ordinary course operations. The agreement also provides that in the event that the Company has excess cash on any business day, such amount shall be loaned to SBC and BellSouth, pro rata, and applied to the repayment of the subordinated member loans from SBC and BellSouth, pro rata, if the Company does not then require a cash advance under the agreement. At September 30, 2004, the Company had an advance to its members of $50, under this agreement, which was used to repay a portion of the Company’s subordinated member loans in October 2004. The initial term of the agreement expires in July 2005.

6.	Employee Benefits

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

Performance units are tied to the achievement of specified financial objectives over a three-year performance period. The units have a stated value of $50 (whole dollars). Performance units granted at inception of a three-year performance period are payable in the first quarter following the performance period, with payouts ranging from 0% to 200% of the stated value of the performance units for years prior to 2004 and 0% to 150% for 2004 grants. The number of performance units granted under the Plan total approximately 1.2 million units in 2002 and 540,000 units in 2003. During the nine months ended September 30, 2004, the Company granted approximately 730,000 performance units. As of September 30, 2004, the Company has approximately 2.0 million outstanding performance units. Expense is accrued ratably throughout the performance period based upon management’s estimate of the compensation that will ultimately be earned under the Plan. As performance is monitored against the financial objectives that have been established throughout the respective three-year performance periods, management may revise its estimate of the compensation that will ultimately be earned under the Plan and adjust its accrual accordingly.

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

2003, 50% of which vest two years after the grant date and the remaining 50% of which vest three years following the grant date. As of September 30, 2004, the Company had approximately 2.9 million outstanding stock appreciation units. The units expire 10 years from the grant date. Compensation cost is recognized over the period such units remain outstanding based upon the change in the fair value of the stock appreciation units at the end of each reporting period.

Restricted stock units granted under the Plan are indexed to an underlying share of BellSouth or SBC common stock. The value of the restricted stock units will be paid in cash to holders in March 2007 based on the average of the closing stock prices of BellSouth and SBC common stock for the last ten trading days of February 2007. Dividend equivalents will be paid annually at the same rate as the dividend received by all SBC and BellSouth shareholders, respectively. During the nine months ended September 30, 2004, the Company granted approximately 339,000 BellSouth restricted stock units and 378,000 SBC restricted stock units with an aggregate value on the grant date of approximately $19. As of September 30, 2004, the Company had approximately 684,000 outstanding restricted stock units. The value of the restricted stock units, adjusted for changes in the value of the underlying BellSouth and SBC common stock, is recognized as compensation expense over the three year vesting period.

The impact of these units to results of operations was not material for the three and nine months ended September 30, 2003 and 2004, respectively.

7.	Other Business Matters

Termination of GSMF Network Infrastructure Joint Venture

In May 2004, the Company and T-Mobile entered into an agreement, subject to regulatory and other customary closing conditions and the closing of the acquisition of AT&T Wireless, to dissolve GSMF and distribute the related network assets. Under the terms of the agreement, the Company will sell its ownership of the California/ Nevada network assets to T-Mobile for $2,300 in cash, which is net of cash payments required by the dissolution. The ownership of the New York City network assets will return to T-Mobile. The transaction is expected to close no later than the first quarter of 2005. The Company will retain the right to utilize the California/ Nevada and New York City networks during a four year transition period and will guarantee to purchase a minimum number of minutes over this term. The Company and T-Mobile will retain all respective customers in each market.

In connection with the dissolution of the venture, the Company and T-Mobile will exchange spectrum at a future date. As agreed to as part of the original joint venture agreement, the Company will receive 10 megahertz (MHz) of spectrum in New York City and T-Mobile will receive 5 MHz of spectrum in each of nine basic trading areas (BTAs) in California and Nevada, the largest of which is San Diego. The Company also agreed to sell 10 MHz of spectrum to T-Mobile in each of the San Francisco, Sacramento and Las Vegas BTAs for $180. T-Mobile will also have the option to purchase an additional 10 MHz of spectrum in the Los Angeles and San Diego BTAs from the Company within two years, under certain circumstances.

The Company has not yet determined the impact of these transactions. The determination of the book impact is subject to valuation of the spectrum to be received in the spectrum exchange and determination of the carrying amount of the Company’s investment in GSMF at the date of closing.

Triton PCS Agreement

In July 2004, AT&T Wireless and Triton PCS (Triton) signed a definitive agreement to terminate their stockholders’ agreement, which would terminate a market exclusivity arrangement between the parties. As

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 1.	Financial Statements (Unaudited)

of September 30, 2004, the Company had wireless operations in markets where AT&T Wireless was prohibited from operating under the exclusivity arrangement. In exchange for termination of the stockholders’ agreement, AT&T Wireless agreed to surrender to Triton its equity interest in Triton. The transaction closed on October 26, 2004, immediately following the acquisition of AT&T Wireless. With the consummation of this agreement, the Company is able to provide continuing service in areas where Triton currently has operations.

In September 2004, the Company, AT&T Wireless and Triton signed a definitive agreement providing for the acquisition by the Company of Triton’s wireless properties in Virginia in exchange for AT&T Wireless’ properties in North Carolina and Puerto Rico. In addition, the Company agreed to pay Triton $175 in cash. The closing of the transaction is subject to FCC and Hart-Scott-Rodino (HSR) approvals and other customary closing conditions. The parties have received HSR approval and expect the closing of the transaction to occur in the fourth quarter. This transaction will be accounted for as a purchase in accordance with SFAS No. 141, Business Combinations.

Cincinnati Bell Agreement

In August 2004, the Company and Cincinnati Bell signed a definitive agreement that allows the Company the right to put to Cincinnati Bell, any time after September 30, 2005, AT&T Wireless’ 19.9% equity interest in Cincinnati Bell’s wireless subsidiary, Cincinnati Bell Wireless, for $83. The definitive agreement also allows Cincinnati Bell the right to call the equity, any time between the close of the Company’s acquisition of AT&T Wireless and September 30, 2005, for $85 plus interest. After September 30, 2005, Cincinnati Bell has the right to call the equity for $83 plus interest.

Additionally, effective October 26, 2004, immediately following the acquisition of AT&T Wireless, the Company, AT&T Wireless and Cincinnati Bell amended the Cincinnati Bell Wireless Operating Agreement to remove the exclusivity arrangement applicable to AT&T Wireless, which allows the Company to provide continuing service, following the closing of the Company’s acquisition of AT&T Wireless, in areas where Cincinnati Bell Wireless currently has operations.

8.	Subsequent Events

AT&T Wireless Acquisition

On October 26, 2004, Cingular Wireless Corporation (CWC) acquired AT&T Wireless for an aggregate consideration of $41,264 in cash. Under the terms of the Agreement and Plan of Merger (Merger Agreement) dated February 17, 2004, each common shareholder of AT&T Wireless received $15 (whole dollars) in cash per common share and the AT&T Wireless preferred shareholders received the then applicable liquidation preference of their preferred shares. SBC and BellSouth provided equity financing of $21,615 and $14,410, respectively, to fund a significant portion of the merger consideration paid to AT&T Wireless shareholders. The remaining merger consideration paid to shareholders of AT&T Wireless pursuant to the Merger Agreement was funded from AT&T Wireless’ cash on hand. Proportionate equity ownership and management control of the Company remains unchanged after the acquisition. Following the acquisition, CWC transferred to Cingular all of its interest in AT&T Wireless. Accordingly, AT&T Wireless is now a direct wholly-owned subsidiary of Cingular. This acquisition of AT&T Wireless will be accounted for as a purchase in accordance with SFAS No. 141, Business Combinations.

Management plans to exit certain activities of AT&T Wireless, including disposing assets required to be divested by the FCC and the United States Department of Justice in connection with the acquisition of AT&T Wireless, and to integrate the AT&T Wireless businesses with those of Cingular. These plans affect many areas of the combined company, including sales and marketing, network, information technology,

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 1.	Financial Statements (Unaudited)

customer care, supply chain and finance. In the third quarter of 2004, the Company incurred $43 of integration planning costs, which are included primarily in selling, general and administrative expenses in the accompanying consolidated statement of income. The Company expects to incur significant costs over the next several years associated with exiting activities of AT&T Wireless and integrating the businesses.

In connection with the acquisition of AT&T Wireless, a substantial portion of the assets and liabilities of the Company and AT&T Wireless were contributed to a wholly-owned subsidiary of the Company, which agreed to become co-obligated along with the Company on its 5.625%% Senior Notes due 2006, 6.50% Senior Notes due 2011 and 7.125% Senior Notes due 2031. The co-obligation became effective on October 27, 2004. Because the co-obligation became effective during the fourth quarter of 2004 (and the subsidiary did not have any assets or liabilities other than de minimis assets and liabilities on September 30, 2004) the Company has not presented financial information in the manner described in Rule 3-10(d) of Regulation S-X in these financial statements.

Sale of Mobitex Data Business

Pursuant to an agreement signed in September 2004, the Company sold Cingular Interactive, L.P. (Cingular Interactive), a data messaging business utilizing the proprietary “Mobitex” packet switched network, to newly formed affiliates of Cerberus Capital Management, L.P. (Buyer). The Company retained Cingular Interactive’s direct e-mail customers, as well as several other major accounts. The Company will continue to offer Mobitex data products as a reseller of the Buyer’s services. The FCC licenses of Cingular Interactive are being retained by the Company and leased to the Buyer pending FCC approval of their transfer of control. The sale transaction closed in October 2004 and closing of the license transfer is expected to occur later in the fourth quarter of 2004. Total Cingular Interactive assets and liabilities were $79 and $11, respectively, as of September 30, 2004.

In connection with its agreement to sell Cingular Interactive, the Company evaluated the Cingular Interactive long-lived asset carrying values, including property, plant and equipment and FCC licenses, for recoverability. Based on the results of the recoverability test, the Company adjusted the carrying values of the Cingular Interactive long-lived assets to their fair value in September 2004, resulting in a loss of $31. Fair value was determined using the agreed upon sale price for the Cingular Interactive assets, less costs to sell. The write-down of the long-lived assets is included in “Cost of services” in the accompanying consolidated statement of income and “Other, net” in the accompanying consolidated statement of cash flows.

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

The following should be read in conjunction with the December 31, 2003 Cingular Wireless LLC audited consolidated financial statements and accompanying notes, related information and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2003 and with our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2004 and June 30, 2004, respectively.

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

At September 30, 2004, prior to our acquisition of AT&T Wireless Services, Inc. (AT&T Wireless), we served 25.7 million voice and data customers over our cellular and personal communications services (PCS) networks, and were the second-largest provider of wireless voice and data communications services in the United States (U.S.), based on the number of wireless customers and revenues for the three months ended September 30, 2004. We had access to Federal Communications Commission (FCC) licenses to provide cellular or PCS wireless communications services covering an aggregate population (POPs) of 243 million, or approximately 83% of the U.S. population, including in 45 of the 50 largest U.S. metropolitan areas. We provided cellular or PCS services in 43 of the 50 largest U.S. metropolitan areas.

AT&T Wireless Acquisition

On October 26, 2004, our manager, Cingular Wireless Corporation (CWC), acquired AT&T Wireless for an aggregate consideration of $41,264 in cash. On October 27, 2004, CWC transferred to us all of its interest in AT&T Wireless. With the acquisition, we are now the largest provider of wireless voice and data communications services in the United States, based on the number of wireless customers. For further information, see “Other Business Matters — AT&T Wireless Acquisition.”

At September 30, 2004, AT&T Wireless reported that it served 21.9 million customers over its cellular and PCS networks in the U.S. and the Caribbean. Including the acquisition of AT&T Wireless, our total cellular and PCS customers at September 30, 2004 would have been 47.6 million. With the closing of our definitive agreement with Triton PCS (Triton), our coverage will expand to all of the 100 largest U.S. metropolitan markets and give us access to licenses covering POPs of approximately 290 million. (These statistics do not reflect the possible impact due to divestitures of wireless services and spectrum licenses required to comply with conditions imposed by the FCC and the U.S. Department of Justice (DOJ) in connection with their approvals of the merger. These divestitures will not materially affect our ability to provide services in such markets or adversely affect its overall business or financial prospects.) See Notes 7 and 8 to our consolidated financial statements included in Item 1, Financial Statements.

The addition of licensed and facilities-covered spectrum as a result of the acquisition of AT&T Wireless will enhance the breadth and spectrum depth of our footprint and our ability to offer new services. We expect that it will also enable improved customer satisfaction and retention as a result of enhanced call clarity and reduced call interruptions. These improvements are critical to our strategy of retaining customers in light of industry trends that the wireless market is maturing and as competitors seek to

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

distinguish themselves through attractive service offerings and quality customer service in order to maintain operating margins. Our ability to achieve these targets is dependent on our ability to quickly integrate AT&T Wireless’ operations into our own and realize anticipated cost savings.

We expect our operating performance initially to be adversely affected as a result of our acquisition of AT&T Wireless. Costs for the remainder of 2004 and 2005 will increase as we begin to integrate their operations. In addition, we will record significant non-cash amortization expenses over the next few years as a result of purchase accounting adjustments related to the acquisition. Finally, the acquired AT&T Wireless operations may initially adversely affect our performance measures, such as customer churn and margins, until we implement our strategies for improving the customer experience. We expect merger synergy cost savings and improvements in the operating performance of our combined operations to begin late in the fourth quarter of 2004. The more significant cost synergies will not occur until later in 2005 from the elimination of redundant facilities, advertising costs, staff, functions, capital expenditures and other resources. We expect these synergy savings to partially offset merger integration costs and higher amortization expense in the first two years and then contribute to higher operating margins, beginning during 2007.

During 2004, AT&T Wireless has reported weak net customer additions, higher churn and decreases in service revenues and operating income, as compared with prior periods. Although its average revenue per user (ARPU) has historically been higher than ours, it has declined versus the prior year periods. AT&T Wireless reported operating results for the third quarter of 2004 that reflected a 25.6% decrease in operating income, as compared with the third quarter of 2003. These results reflect a 3.7% decrease in total revenue, resulting from a 6.4% decrease in services revenue and a similar decrease in ARPU. For the nine months ended September 30, 2004, AT&T Wireless reported a 50.5% decline in operating income, primarily reflecting a 5.6% increase in total operating expenses on flat total revenues. AT&T Wireless reported net customer additions during the 2004 third quarter were 170,000, down 25.5% from the prior-year third quarter, although up substantially from the 15,000 net additions reported for the second quarter of this year. The net additions reported by AT&T Wireless this quarter reflected strong gross customer additions, largely the result of growth in postpaid customer sales, which were partially offset by increases in customer deactivations. AT&T Wireless reported that churn was 3.7% during the 2004 third quarter, up from 2.7% in the prior-year quarter, reflecting increased customer deactivations.

Industry and Operating Trends

We compete for customers based principally on price, service offerings, call quality, coverage area and customer service. We face substantial and increasing competition in all aspects of our business. Our competitors are principally four national (Verizon Wireless, Sprint PCS, Nextel Communications and T-Mobile) and a large number of regional providers of cellular, PCS and other wireless communications services, resellers and wireline service providers. Also, AT&T Corporation, the former owner of AT&T Wireless, has stated an intention to offer a wireless service and, beginning April 26, 2005, would be allowed to market such service under the “AT&T Wireless” brand name. In addition, we may experience significant competition from companies that provide similar services using other current or future communications technologies and services. Our management focuses on the key wireless industry drivers of customer penetration, ARPU, operating income and reputation within the wireless industry to evaluate our performance.

The wireless telecommunications industry is continuing to grow; however, a high degree of competition exists among the five national carriers, their affiliates and the smaller regional carriers. This competition and other factors, such as the implementation of wireless local number portability, will continue to put

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

pressure on pricing, margins and customer churn (see Note 4 to “Selected Financial and Operating Data” for a definition of customer churn) as the carriers compete for potential customers. Future carrier revenue growth is highly dependent upon the number of net customer additions a carrier can achieve and the ARPU derived from its customers. The effective management of customer churn is also paramount in minimizing customer acquisition costs and maintaining and improving margins. Improved marketing and sales execution and promotion of service offerings such as FamilyTalk®, a shared minutes plan that allows the addition of family members to the primary account for as little as $9.99 per month, and our “RolloverSM” minutes feature, which allows our customers to carry over any unused “anytime” minutes from month to month for up to one year, have contributed to our continued strong growth in customer gross additions. During the third quarter of 2004, our cellular/ PCS customer gross additions totaled 2.8 million, the largest quarterly total since our formation and marking our fifth consecutive quarter with cellular/ PCS customer gross additions at or above 2.4 million. We continue to emphasize our affiliation with our members, SBC Communications Inc. (SBC) and BellSouth Corporation (BellSouth), through co-branding of our services with their offerings in areas where our wireless markets overlap with their wireline markets. This affiliation continues to contribute to our customer gross additions through our member companies’ sales channels.

Our operating margin (i.e., operating income divided by operating revenues) in the third quarter of 2004 was lower than in the same prior year quarter, as the impact of a 4.9% growth in total operating revenues was more than offset by a 6.3% increase in operating expenses. Operating expense increases continue to be driven by higher network system costs associated with increased customer usage and customer acquisition costs related to our increased customer gross additions. In addition, operating expenses for the current year quarter included $43 in integration planning costs related to our acquisition of AT&T Wireless and a $31 charge related to a fair value adjustment of our Mobitex business. Partially offsetting these impacts, when compared to the same prior year quarter, was a reduction in the net costs associated with handset upgrade activity as the last two quarters of 2003 included costs related to extensive customer retention and customer service initiatives in anticipation of wireless local number portability in November 2003.

Competition and the slowing rate of wireless service penetration will continue to adversely impact revenue growth and margins. We expect cost of services increases to continue due to higher network system usage and, to a lesser extent, redundant expenses related to operating multiple networks as our customer base transitions from our Time Division Multiple Access (TDMA) network to our Global System for Mobile Communication (GSM) network and as we integrate AT&T Wireless’ network with ours. We also expect higher depreciation expense due to our ongoing capital spending. If we are successful in accelerating the growth of our customer base, our customer acquisition costs will increase. We also expect increased costs to maintain and support our growing customer base, including customer care initiatives to improve our level of service to our combined customer base and retain existing customers. We expect these and other cost increases to be partially offset by ongoing efforts to reduce general and administrative expenses, decreased roaming costs as a result of lower negotiated roaming rates with other carriers, and the acquisition of AT&T Wireless, our largest roaming partner, and merger synergies.

As we face the many challenges and opportunities in the future, we are focused on the following key initiatives:

•	improving the Cingular customer experience and our reputation in the industry by focusing on all customer-impacting aspects of our business including network performance, sales, billing and customer service;

•	quickly integrating the business operations of AT&T Wireless with ours;

•	successfully transitioning AT&T Wireless’ customers to our Cingular services and products;

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

•	reducing churn and growing our customer base profitably;

•	offering wireless voice and data products and rate plans that provide both customer value and favorable economics;

•	increasing the capacity, speed and functionality of our network and improving overall network coverage and performance;

•	increasing wireless data penetration and usage through the development and promotion of advanced wireless data applications and interfaces; and

•	maintaining effective cost controls by continually evaluating the cost structure of our business and driving efficiencies through our large size and national scope.

Selected Financial and Operating Data

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2004	2003	2004

Construction and capital expenditures(1)	$773	$634	$1,768	$1,751
Licensed cellular/ PCS POPs (in millions) (end of period)(2)	236	243	236	243
Total cellular/ PCS customers (in millions) (end of period)(3)	23.4	25.7	23.4	25.7
Net additions, cellular/ PCS customers (in thousands)	745	657	1,474	1,639
Cellular/ PCS customer churn(4)	2.8%	2.8%	2.6%	2.7%
Average cellular/ PCS revenue per user (ARPU)(5)	$52.43	$49.78	$52.12	$49.36

(1)	Capital expenditures do not include capital expenditures and cash contributions related to our infrastructure venture, GSM Facilities, LLC (GSMF). See also Note 3, Investments in and Advances to Equity Affiliates, to our consolidated financial statements included in Item 1, Financial Statements.

(2)	Licensed POPs is an estimate of the number of people residing in areas where we have licenses to provide cellular or PCS service.

(3)	Cellular/ PCS customers include customers served through reseller agreements.

(4)	Cellular/ PCS customer churn is calculated by dividing the aggregate number of cellular/ PCS customers who cancel service during each month in a period by the total number of cellular/ PCS customers at the beginning of each month in that period.

(5)	ARPU is defined as cellular/ PCS service revenues during the period divided by average cellular/ PCS customers during the period. This metric is used to compare the recurring revenue amounts generated on our network to prior periods and internal targets. We believe that this metric provides useful information concerning the performance of our initiatives to attract and retain high-revenue customers.

Note:	Methodology for calculating selected financial and operating data for Cingular and AT&T Wireless may not be identical, and the data for the two companies may not therefore be comparable.

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

Consolidated Results of Operations

Three and Nine Months Ended September 30, 2003, Compared with the Three and Nine Months Ended September 30, 2004

Customer Base

	Three Months			Nine Months
	Ended			Ended
Customers	September 30,		Change	September 30,		Change

	2003	2004	%	2003	2004	%

	(In thousands)
Cellular/PCS Customers
Beginning of Period	22,640	25,044	10.6%	21,925	24,027	9.6%
Net Additions (Losses)
Postpaid	688	530	(23.0)	1,038	1,206	16.2
Prepaid	(29)	(52)	(79.3)	141	(46)	(132.6)
Reseller	86	179	108.1	295	479	62.4

Total Net Additions	745	657	(11.8)	1,474	1,639	11.2
Other Adjustments	—	(29)	100.0	(14)	6	142.9

End of Period	23,385	25,672	9.8	23,385	25,672	9.8

Gross Additions
Postpaid	2,155	2,135	(0.9)	5,182	5,813	12.2
Prepaid	311	311	—	1,018	984	(3.3)
Reseller	212	350	65.1	591	939	58.9

Total Gross Additions	2,678	2,796	4.4	6,791	7,736	13.9

Mobitex Data Network Customers
Beginning of Period	788	735	(6.7)	817	789	(3.4)
Net Additions (Losses)	—	(82)	*	(29)	(136)	(369.0)

End of Period	788	653	(17.1)	788	653	(17.1)

Gross Additions	77	34	(55.8)%	264	131	(50.4)%

*	Not meaningful

We had 25.7 million cellular/ PCS customers at September 30, 2004, representing a growth of 2.3 million, or 9.8%, in our cellular/ PCS customer base from a year ago. For the three months ended September 30, 2004, cellular/ PCS customer gross additions were 2.8 million, up from 2.7 million a year ago, representing the highest total since our formation. Although postpaid and prepaid customer gross additions remained flat compared with the same prior year period, the prior year total represented our highest customer gross additions until now. The strong performance in postpaid customer gross additions can be attributed to the promotion and success of our new GSM service offerings and the continued promotion of our FamilyTalk® service offering. We had 657,000 net customer additions for the three months ended September 30, 2004 with nearly 81% of these being postpaid, down from approximately 92% a year ago. Our prepaid customer segment was reduced from the same prior year period, in part due to the successful promotion of our FamilyTalk® plan, which competes for customers at a similar price point but with enhanced services. The

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

increase in reseller customers compared with the corresponding prior year period can be attributed to continued growth by our primary reseller.

Approximately 97% of our customers are now using our digital services, an increase from 95% at September 30, 2003. Our networks have 100% digital coverage and over 99% of our network traffic was digital at September 30, 2004.

For the three months ended September 30, 2004, the cellular/ PCS churn rate was 2.8%, flat with the churn rate in the same prior year period. With the churn rate for our postpaid customer base also remaining flat compared with the prior year, a higher churn rate in our prepaid customer base negated the impact of a lower churn rate in our reseller customer base. For the nine months ended September 30, 2004, an increase in the overall cellular/ PCS churn rate from 2.6% to 2.7% reflected a slight increase in the postpaid churn, an increase in the prepaid customer churn rate and a decrease in the reseller customer churn rate. To date, we do not believe that wireless local number portability has materially impacted our customer churn rate.

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

Historical Consolidated Data — For the Three and Nine Months Ended September 30, 2003 and September 30, 2004

	Three Months
	Ended			Nine Months Ended
	September 30,		Change	September 30,		Change

	2003	2004	%	2003	2004	%

Operating revenues
Local service revenue — voice	$3,090	$3,225	4.4%	$9,085	$9,553	5.2%
Data revenue	115	187	62.6	324	490	51.2

Total local service revenue	3,205	3,412	6.5	9,409	10,043	6.7
Incollect roamer revenue	242	189	(21.9)	593	516	(13.0)
Long distance	44	51	15.9	127	140	10.2

Subscriber revenue	3,491	3,652	4.6	10,129	10,699	5.6
Outcollect revenue	162	152	(6.2)	467	399	(14.6)
Other revenue	23	34	47.8	93	99	6.5

Other service revenue	185	186	0.5	560	498	(11.1)

Wireless service revenue	3,676	3,838	4.4	10,689	11,197	4.8
Equipment sales	383	419	9.4	882	1,157	31.2

Total operating revenues	4,059	4,257	4.9	11,571	12,354	6.8

Operating expenses
Cost of services (excluding depreciation)	1,003	1,072	6.9	2,714	2,937	8.2
Cost of equipment sales	606	585	(3.5)	1,453	1,627	12.0
Selling, general and administrative	1,441	1,567	8.7	3,927	4,401	12.1
Depreciation and amortization	521	572	9.8	1,517	1,689	11.3

Total operating expenses	3,571	3,796	6.3	9,611	10,654	10.9

Operating income	488	461	(5.5)	1,960	1,700	(13.3)

Other income (expenses):
Interest expense	(197)	(200)	1.5	(652)	(597)	(8.4)
Minority interest in earnings of consolidated entities	(25)	(20)	(20.0)	(84)	(88)	4.8
Equity in net loss of affiliates	(87)	(96)	10.3	(235)	(293)	24.7
Other, net	4	—	*	37	5	(86.5)

Total other income (expenses)	(305)	(316)	3.6	(934)	(973)	4.2

Income before provision for income taxes	183	145	(20.8)	1,026	727	(29.1)
Provision for income taxes	6	—	*	20	4	(80.0)

Net income	$177	$145	(18.1)%	$1,006	$723	(28.1)%

*	Not meaningful

Operating Revenues

Total operating revenues, consisting of service revenues and equipment sales, increased $198, or 4.9%, to $4,257 and $783, or 6.8%, to $12,354 for the three and nine months ended September 30, 2004, respectively, compared with the corresponding prior year periods. The increase in total operating revenues

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

was primarily the result of a 4.4% and 4.8% growth in service revenues, respectively, due to a larger average cellular/ PCS customer base, continued growth in data revenues and increased regulatory fee revenues. These increases were partially offset by lower roaming revenues. Equipment sales contributed $36 and $275, respectively, to the increases in total operating revenues, driven both by overall higher handset sales and higher per unit revenues compared to the prior year. The components of the changes in operating revenues are described as follows:

Service revenues. Service revenues, comprised of local voice and data services, roaming, long distance and other revenues, increased $162, or 4.4%, for the three months ended September 30, 2004 compared with the same prior year period. This increase was consistent with the year-to-date increase of 4.8% compared with the corresponding prior year period.

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

The key driver of the increase in local service revenues for both the three and nine months ended September 30, 2004 was an increase of 10.0% and 10.6%, respectively, in the average number of cellular/ PCS customers, the impact of which was lessened due to lower average revenue per customer. Additionally, for the three months and nine months ended September 30, 2004, local service revenues related to regulatory fees increased $36 and $149, respectively, over the same prior year periods and included increases in billings to our postpaid customers for the USF and certain other regulatory fees, the associated payment of which is reflected in “Cost of services”.

Double-digit growth in data revenues continues to favorably impact local service revenues. For the three and nine months ended September 30, 2004, 62.6% and 51.2% increases, respectively, over the prior year same periods were driven primarily by increased data service penetration and usage of text messaging and other data services by our cellular/ PCS customers. For the three months ended September 30, 2004, data revenues related to our cellular/ PCS customers increased 116.4% compared with the same prior year period while data revenues associated with our Mobitex business remained flat. For the three and nine months ended September 30, 2004, data revenues included $132 and $320, respectively, from our cellular/ PCS business and $55 and $170, respectively, from our Mobitex business.

Roaming revenues, both incollect and outcollect revenues, declined for both the three and nine months ended September 30, 2004 when compared with the corresponding prior year periods. For both the three and nine month periods, increases in incollect volumes were more than offset by the impact of “free” roaming minutes being bundled with all-inclusive regional and national rate plans. Reduced outcollect roaming revenues were primarily a function of lower negotiated roaming rates, including those with AT&T Wireless, our largest national roaming partner, which more than offset increased outcollect roaming volumes. We expect future outcollect roaming revenues to decline significantly due to the acquisition of AT&T Wireless.

Long distance revenues, although higher for the three and nine months ended September 30, 2004, comprised only 1.3% of total service revenues. Higher international long distance revenues in 2004 principally contributed to the increases in long distance revenues for the three and nine month periods.

Cellular/ PCS ARPU for the three months ended September 30, 2004 was $49.78, a decrease of $2.65, or 5.1%, compared with $52.43 for the three months ended September 30, 2003. The nine month period ended September 30, 2004 experienced a $2.76 decrease, a 5.3% decline when compared to the corresponding prior year period. Continued increases in ARPU related to higher customer usage and

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

increased data and regulatory fee revenues were more than offset by the impact of a larger embedded customer base of postpaid customers on lower ARPU FamilyTalk® rate plans and on all-inclusive national rate plans that include more “free” minutes, thereby reducing overages and other chargeable airtime. Also exerting downward pressure on ARPU compared with the prior year is a change in the mix of our cellular/ PCS customer base to include a higher percentage of lower ARPU reseller customers. Other unfavorable impacts include ARPU reductions related to decreases in roaming revenues, as previously discussed.

Equipment sales. For the three months ended September 30, 2004, the 9.4% increase in equipment sales was primarily driven by overall higher handset sales and higher per unit revenues compared to the prior year, although there was a decrease in the sale of upgrade handsets to our existing customers. For the nine months ended September 30, 2004, the 31.2% increase in equipment sales was both volume and sales price driven, reflecting a nearly 10.0% increase in cellular/PCS postpaid and prepaid customer gross additions, customer movement toward higher functionality handsets and reduced handset subsidies. The nine month period also includes an increase of $33 due to the reclassification from local service revenues associated with the July 1, 2003 adoption of Emerging Issues Task Force (EITF) 00-21, Accounting for Revenue Arrangements with Multiple Deliverables.

Operating Expenses

Cost of services (exclusive of depreciation). The $69, or 6.9%, increase in cost of services for the three months ended September 30, 2004, compared with the corresponding prior year period, was due primarily to an increase in local network system costs of $96, partially offset by a $27 net decrease in third party network system costs (i.e., roaming and long distance costs). The $223, or 8.2%, increase in cost of services for the nine months ended September 30, 2004, compared with the corresponding prior year period, was due primarily to an increase in local network system costs of $287, partially offset by a $64 net decrease in third party network system costs. For the three and nine months ended September 30, 2004, local network system cost increases of 15.2% and 17.0%, respectively, compared with the same prior year periods, were primarily driven by an over 31% growth in system minutes of use for both periods and associated network system expansion costs. Local network systems costs for the current three month period also included a $31 charge related to a fair value adjustment of our Mobitex business plus higher costs related to our handset insurance program due to increased claims. For the three and nine months ended September 30, 2004, local network system costs increased by $4 and $65, respectively, over the same prior year periods, for costs billed to our customers related to payments into the USF and certain other regulatory funds. For the three and nine months ended September 30, 2004, the primary contributors to lower third party network system costs were decreases of $48 and $116, respectively, in incollect roaming costs, compared with the same prior year periods, partially offset by increases of $21 and $52, respectively, in long distance costs. A reduction in incollect roaming costs was a result of lower negotiated roaming rates, including those with our largest national roaming partner, which more than offset increased volumes of roaming minutes. The increase in long distance costs was primarily volume driven, impacted by the inclusion of “free long distance” in many of our regional and national rate plan offerings. As a result of the AT&T Wireless acquisition, incollect roaming costs will be significantly reduced going forward, as well as outcollect revenues, as previously discussed.

Cost of equipment sales. For the three months ended September 30, 2004, the cost of equipment sales decreased $21, primarily attributable to a 24.4% reduction in upgrade costs compared with the same prior year period. The prior year three month period included higher upgrade activity associated with our preparation for wireless local number portability. For the nine months ended September 30, 2004, the cost

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

of equipment sales increased $174, primarily attributable to a nearly 10.0% increase in cellular/ PCS postpaid and prepaid customer gross additions, compared with the same prior year period.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three and nine months ended September 30, 2004 increased 8.7% and 12.1%, respectively, when compared with the corresponding prior year periods, primarily attributable to increases in selling expenses, costs related to maintaining and supporting our customer base and other administrative costs.

Selling expenses, which include sales, marketing, advertising and commission expenses, increased $32, or 4.5%, for the three months ended September 30, 2004, compared with the same prior year period. This increase was driven primarily by higher sales and advertising and promotion costs, partially offset by reduced commission expenses. Higher sales expenses were primarily headcount-driven. Indirect (non-company sales channel) commission expenses were 6.3% lower as a result of a decrease in indirect activations, offset partially by the impact of a shift in the mix of indirect activations to include a greater number of higher-cost postpaid activations and fewer lower-cost affiliate activations. Direct (company sales channel) commission expenses decreased as the impact of an approximate 9% increase in direct activations was more than offset by reduced expenses associated with a change in the commission compensation structure. For the nine months ended September 30, 2004, a $208, or 11.0%, increase in selling expenses was driven primarily by higher advertising and commission costs and, to a lesser extent, increased expenses associated with higher sales headcount and associated employee-related costs.

Costs for maintaining and supporting our customer base increased $69, or 14.3%, for the three months ended September 30, 2004, and $242, or 18.4%, for the nine months ended September 30, 2004, when compared with the same prior year periods. Increased costs for the current three month period were principally due to higher bad debt, customer service expenses and other costs to maintain our existing customer base, offset partially by reduced commission expenses associated with handset upgrades. Bad debt expense increased for both the three and nine month periods, primarily due to higher customer net write-offs as a result of prior relaxed credit policies in selected areas, which have been subsequently addressed, as well as residual impacts related to the implementation of wireless local number portability in late 2003. Additionally, the three months ended September 30, 2003 included a $20 net recovery of prior MCI/ WorldCom write-offs. For the three and nine months ended September 30, 2004, customer service expenses increased $14 and $81, respectively, primarily driven by increased headcount and employee-related expenses to support our customer retention and other customer service improvement initiatives. Upgrade commission expenses for the three months ended September 30, 2004 were lower consistent with the reduced handset upgrade activity compared with the same prior year period.

Other administrative costs increased $25, or 10.2%, for the three months ended September 30, 2004, compared with the same prior year period, and included $36 in integration planning costs related to our acquisition of AT&T Wireless, offset by reductions in other administrative costs. The unfavorable variance for the current three month period also exists on a year-to-date basis as other administrative cost increases in 2004 were offset by higher expenses in 2003 which included leasehold termination and legal settlement costs.

Depreciation and amortization. For the three and nine months ended September 30, 2004, the increases compared with the corresponding prior year periods were primarily due to higher depreciation expenses related to on-going capital spending, including our GSM/ General Packet Radio Service (GPRS)/ Enhanced Data Rates for GSM Evolution (EDGE) network overlay. For the three months ended September 30, 2004, intangibles amortization expense decreased by $20, as certain intangibles became fully amortized during 2004.

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

Other Income (Expenses)

Interest expense. For the three months ended September 30, 2004, interest expense was essentially flat, compared to the comparable prior year quarter. For the nine months ended September 30, 2004, $70 in lower interest expense was the result of a reduction in the fixed interest rate on the debt to SBC and BellSouth from 7.5% to 6.0%, effective July 1, 2003. This decrease was partially offset by a reduction in capitalized interest and an increase in interest expense on higher capital lease obligations in 2004. See also Item 3, Quantitative and Qualitative Disclosures about Market Risk.

Minority interest in earnings of consolidated entities. For the three months ended September 30, 2004, compared with the corresponding prior year period, the minority interest expense decrease of $5, or 20.0%, was a function of lower partnership net income in the current period and consistent with an 18.1% decrease in Cingular consolidated net income. For the nine months ended September 30, 2004, the increase is primarily due to lower expenses of $10 in 2003 related to a partnership legal settlement that benefited the prior year period.

Equity in net loss of affiliates. For the three and nine month periods ended September 30, 2004, the increase from the comparable prior year periods in equity in net loss of affiliates was primarily due to increased losses related to our GSMF venture, principally due to higher depreciation expense.

Other, net. For the three months ended September 30, 2004, the decrease in Other, net from the corresponding prior year period was primarily due to lower interest income from marketable securities. The reduction of $32 for the nine months ended September 30, 2004 includes the impact of a one-time $23 gain that benefited the comparable nine month period in 2003 in addition to lower interest income from marketable securities in 2004.

Liquidity and Capital Resources

Cash Flow Analysis

Cash Flows for the Nine Months Ended September 30, 2004, Compared with the Nine Months Ended September 30, 2003

	Nine Months Ended
	September 30,		Change

	2003	2004	%

Net cash provided by operating activities	$2,650	$2,741	3.4%
Net cash used in investing activities	(2,167)	(3,596)	65.9
Net cash used in financing activities	(68)	(196)	188.2

Net increase (decrease) in cash and cash equivalents	415	(1,051)	(353.3)%
Cash and cash equivalents at beginning of period	908	1,139	25.4

Cash and cash equivalents at end of period	$1,323	$88	(93.3)%

Net cash provided by operating activities. Cash generated from operations was our primary source of funds in 2003 and 2004 and remained essentially flat when comparing the nine months ended September 30, 2003 and 2004.

Net cash used in investing activities. The primary contributors to the overall increase in net cash used in investing activities were a $1,440 increase in acquisition activity and an advance to our members of $50 in 2004 under our revolving credit agreement. These increases were partially offset by a decrease of $47 in investments in and advances to equity affiliates, which reflects primarily a decrease in contributions to our

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

GSMF venture to fund capital expenditures. Capital expenditures decreased slightly from $1,768 in the nine months ended September 30, 2003, which included $81 of leasehold interests in 545 communication towers in California and Nevada acquired from SpectraSite Inc.

Cash needs for acquisitions of businesses and licenses increased by $1,440 for the nine months ended September 30, 2004 when compared with the same prior year period. Acquisitions in the nine months ended September 30, 2004 consisted of $1,400 for the purchase of spectrum licenses (see below) from NextWave Telecom, Inc. (NextWave) and $51 for wireless operations in Maryland and Louisiana and spectrum licenses in Maryland, Texas, Arkansas, Louisiana, Missouri and Georgia.

In August 2003, we executed an agreement with NextWave and certain of its affiliates for the purchase of FCC licenses for 1900 megahertz (MHz) PCS wireless spectrum in 34 markets for $1,400 in cash. The spectrum licenses cover 83.4 million POPs, with all but 3.4 million POPs in our existing licensed areas. This additional spectrum improves our spectrum depth in many of our existing markets, which increases our voice and data capacity. The spectrum is comprised of 20 MHz in the Tampa, Florida and El Paso, Texas markets and 10 MHz in the other 32 markets. The transaction closed in April 2004 with funding consisting of $900 in existing cash on hand and $500 from commercial paper, which has been repaid.

Net cash used in financing activities. The overall increase in net cash used in financing activities was due primarily to a $41 increase in principal payments on external notes and a $77 increase in net distributions to minority interests.

During the three months ended June 30, 2004, we issued $550 in commercial paper and subsequently repaid $250. We repaid the remaining commercial paper balance of $300 during the three months ended September 30, 2004.

Cash Requirements

Network Upgrades, Integration and Expansion. The upgrade, integration and expansion of the Cingular and AT&T Wireless networks and the networks we plan to acquire from Triton will require substantial amounts of capital over the next several years. For the nine months ended September 30, 2004, we spent $1,751 for our GSM/GPRS/EDGE network upgrade plus other network and non-network capital expenditures. In addition, for the nine months ended September 30, 2004, we spent $349 for equity contributions to our network sharing ventures with T-Mobile USA, Inc. (T-Mobile) and AT&T Wireless. Including the incremental capital requirements during the remainder of 2004 as a result of our acquisition of AT&T Wireless, we anticipate that our 2004 capital investments for completing our network upgrade, integrating our network with that of AT&T Wireless and funding other ongoing capital expenditures and equity investments will be substantially higher than previously disclosed for Cingular alone. Management is currently analyzing the condition of the AT&T Wireless network and other capital expenditure needs and integration requirements.

To complement our current GSM/ GPRS/ EDGE network overlay, broaden our nationwide coverage and lower our roaming costs, we have negotiated numerous roaming agreements with GSM/ GPRS carriers since beginning our network overlay project. These agreements enabled us to efficiently and immediately expand our GSM/ GPRS footprint without incurring additional capital expenditures.

Integration of AT&T Wireless. Management plans to exit certain activities of AT&T Wireless, including disposing of assets required to be divested by the FCC and the DOJ in connection with the acquisition, and to integrate the AT&T Wireless businesses with ours. These plans affect many areas of the combined company, including sales and marketing, network, information technology, customer care, supply chain and finance. In the third quarter of 2004, we incurred $43 of integration planning costs, which are included

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 2.                                      Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

primarily in selling, general and administrative expenses in the accompanying consolidated statement of income. We expect to incur significant costs over the next several years associated with exiting activities of AT&T Wireless and integrating the businesses.

Also, we have entered into a contract to modify the brand license agreement between AT&T Corporation (AT&T) and AT&T Wireless to provide us with certain licensee rights to the AT&T brand for wireless services during a six-month transition period following the acquisition. As part of this contract, we committed to continue purchasing network services from AT&T through December 31, 2005.

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

Triton PCS Agreement. In July 2004, AT&T Wireless and Triton signed a definitive agreement to terminate their stockholders’ agreement, which would terminate a market exclusivity arrangement between the parties. As of September 30, 2004, we had wireless operations in markets where AT&T Wireless was prohibited from operating under the exclusivity arrangement. In exchange for termination of the stockholders’ agreement, AT&T Wireless agreed to surrender to Triton its equity interest in Triton. The transaction closed on October 26, 2004, immediately following the acquisition of AT&T Wireless. With the consummation of this agreement, we are able to provide continuing service in areas where Triton currently has operations.

In September 2004, we, AT&T Wireless and Triton signed a definitive agreement providing for the acquisition by us of Triton’s wireless properties in Virginia in exchange for AT&T Wireless’ properties in North Carolina and Puerto Rico. In addition, we agreed to pay Triton $175 in cash. The closing of the transaction is subject to FCC and Hart-Scott-Rodino (HSR) approvals and other customary closing conditions. The parties have received HSR approval and expect the closing of the transaction to occur in the fourth quarter. This transaction will be accounted for as a purchase in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations (SFAS 141).

Contractual Obligations. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2003 for a description of our contractual obligations.

In addition, our obligations increased as a result of the AT&T Wireless acquisition. The incremental obligations resulting from this transaction totaled approximately $16,087 as of September 30, 2004. These obligations were primarily comprised of long term debt, operating leases and purchase obligations that totaled $10,132, $3,375, and $686, respectively. The contractual obligations may change significantly in the near term given the pending repayment of the acquired AT&T Wireless debt related to two of its subsidiaries and the impact of merger-related integration activities and adjustments related to purchase

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

accounting in accordance with SFAS 141, which will significantly increase the recorded value of the remaining AT&T Wireless long-term debt.

Debt Service. As of September 30, 2004, we had $12,669 of consolidated indebtedness and capitalized lease obligations. This debt includes $9,678 in unsecured, subordinated member loans from SBC and BellSouth, $2,000 in unsecured senior notes, and $982 in capital lease obligations. Additional capital lease obligations for the nine months ended September 30, 2004 were $61.

Effective August 1, 2004, we entered into a revolving credit agreement with SBC and BellSouth for them to provide short-term financing on a pro rata basis at an interest rate of LIBOR plus .05% for our ordinary course operations. The agreement also provides that in the event that we have excess cash on any business day, such amount shall be loaned to SBC and BellSouth, pro rata, and applied to the repayment of subordinated member loans to SBC and BellSouth, pro rata, if we do not then require a cash advance under the agreement. At September 30, 2004, we had an advance to our members of $50, under this agreement, which was used to repay a portion of our subordinated member loans in October 2004. The initial term of the agreement expires in July 2005.

As of July 1, 2003, we executed amended, restated and consolidated subordinated promissory notes to modify the terms of our member loans. These notes to SBC and BellSouth reduced the fixed interest rate from 7.5% to 6.0% and extended the maturity date to June 30, 2008. This change resulted in a reduction of interest expense of approximately $145 per annum.

Member loans, other than loans under the revolving credit agreement described above, are subordinated to our senior notes and any other capital markets debt. We may prepay the member loans or refinance them with senior debt (other than with the proceeds from senior loans from SBC or BellSouth) at any time if we are not in default under our senior debt.

Off-Balance Sheet Arrangements. At September 30, 2004, we were obligated to pay certain capital leases assigned to the GSMF venture of $31. We have investments in unconsolidated affiliates, principally our joint venture with T-Mobile. As required by generally accepted accounting principles (GAAP), we have accounted for our joint venture activity using the equity method of accounting. As a result, the assets and liabilities of these ventures are not included on our accompanying consolidated balance sheets and the results of operations of the ventures are not included in our accompanying consolidated statements of income, other than as equity in earnings of unconsolidated affiliates.

Capital Resources

Effective August 1, 2004, we entered into a revolving credit agreement with SBC and BellSouth for them to provide short-term financing on a pro rata basis at an interest rate of LIBOR plus .05% for our ordinary course operations. On November 11, 2004, our short-term obligations under this facility aggregated $730. Effective June 29, 2004, we terminated our accounts receivable secured borrowing program. On September 14, 2004, we terminated both our commercial paper program and revolving bank credit facility.

We expect to rely on cash provided by operations and borrowings from SBC and BellSouth to fund our ongoing operations, business development and debt service. We also expect to receive approximately $3,000 over the next 12 months from the sale of our interests in GSMF and related properties, Cincinnati Bell and assets required to be divested by the FCC and DOJ in connection with the acquisition of AT&T Wireless.

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

We record a revenue deferral for the estimated portion of unused rollover minutes that are expected to be utilized prior to expiration. During the second quarter of 2004, we modified our estimate for calculating the rollover deferral to incorporate more refined customer data and usage patterns, which in our view, more accurately reflects the estimate of the future utilization of those minutes based on historical trends. This change in estimate resulted in a $45 decrease in the rollover deferral recorded through the third quarter, as compared to the deferral that would have been recorded prior to making the change. The rollover deferral balance was $141 and $103 at September 30, 2004 and December 31, 2003, respectively.

Our cellular/ PCS networks are currently equipped with digital transmission technologies known as GSM and TDMA. In the second quarter of 2004, we completed an overlay of GSM equipment throughout all Cingular markets. Effective January 1, 2003, we revised the useful lives for our TDMA equipment to fully depreciate these assets by 2008. Due to accelerated migration of traffic to GSM experienced in 2004, we are currently in the process of evaluating the estimated useful lives of our Cingular TDMA equipment. We expect to complete this review in the fourth quarter, which may result in a further reduction in our estimate of the remaining useful lives. The impact of such a change to our results of operations may be significant.

Related Party Transactions

See the section Related Party Transactions in Note 4 to our consolidated financial statements included in Item 1, Financial Statements.

Recent Accounting Pronouncements

See Note 1 to our audited consolidated financial statements included in Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2003.

Other Business Matters

AT&T Wireless Acquisition

On October 26, 2004, CWC acquired AT&T Wireless for an aggregate consideration of $41,264 in cash. Under the terms of the Agreement and Plan of Merger (Merger Agreement) dated February 17, 2004, each common shareholder of AT&T Wireless received $15 (whole dollars) in cash per common share and the AT&T Wireless preferred shareholders received the then applicable liquidation preference of their preferred shares. SBC and BellSouth provided equity financing of $21,615 and $14,410, respectively, to fund a significant portion of the merger consideration paid to AT&T Wireless shareholders. The remaining merger consideration paid to shareholders of AT&T Wireless pursuant to the Merger Agreement was funded from AT&T Wireless’ cash on hand. Proportionate equity ownership and management control of

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

Cingular remains unchanged after the acquisition. Following the acquisition, CWC transferred to Cingular all of its interest in AT&T Wireless. Accordingly, AT&T Wireless is now a direct wholly-owned subsidiary of Cingular. This acquisition of AT&T Wireless will be accounted for as a purchase in accordance with SFAS 141.

Termination of GSMF Network Infrastructure Joint Venture

In May 2004, we and T-Mobile entered into an agreement, subject to regulatory and other customary closing conditions and the closing of the acquisition of AT&T Wireless, to dissolve GSMF and distribute the related network assets. Under the terms of the agreement, we will sell our ownership of the California/ Nevada network assets to T-Mobile for $2,300 in cash, which is net of cash payments required by the dissolution. The ownership of the New York City network assets will return to T-Mobile. The transaction is expected to close no later than the first quarter of 2005. We will retain the right to utilize the California/ Nevada and New York City networks during a four year transition period and will guarantee to purchase a minimum number of minutes over this term. We and T-Mobile will retain all respective customers in each market.

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

We have not yet determined the impact of these transactions. The determination of the book impact is subject to valuation of the spectrum to be received in the spectrum exchange and determination of the carrying amount of our investment in GSMF at the date of closing. We expect that the cash proceeds from this transaction will be restricted through the third quarter of 2005 for use to finance the purchase of network assets.

Cincinnati Bell Agreement

In August 2004, we and Cincinnati Bell signed a definitive agreement that allows us the right to put to Cincinnati Bell, any time after September 30, 2005, AT&T Wireless’ 19.9% equity interest in Cincinnati Bell’s wireless subsidiary, Cincinnati Bell Wireless, for $83. The definitive agreement also allows Cincinnati Bell the right to call the equity, any time between the close of our acquisition of AT&T Wireless and September 30, 2005, for $85 plus interest. After September 30, 2005, Cincinnati Bell has the right to call the equity for $83 plus interest.

Additionally, effective October 26, 2004, immediately following the acquisition of AT&T Wireless, we, AT&T Wireless and Cincinnati Bell amended the Cincinnati Bell Wireless Operating Agreement to remove the exclusivity arrangement applicable to AT&T Wireless, which allows us to provide continuing service, following the closing of our acquisition of AT&T Wireless, in areas where Cincinnati Bell Wireless currently has operations.

Sale of Mobitex Data Business

Pursuant to an agreement signed in September 2004, we sold Cingular Interactive, L.P. (Cingular Interactive), a data messaging business utilizing the proprietary “Mobitex” packet switched network, to newly formed affiliates of Cerberus Capital Management, L.P. (Buyer). We retained Cingular Interactive’s

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

direct e-mail customers, as well as several other major accounts. We will continue to offer Mobitex data products as a reseller of the Buyer’s services. The FCC licenses of Cingular Interactive are being retained by us and leased to the Buyer pending FCC approval of their transfer of control. The sale transaction closed in October 2004 and closing of the license transfer is expected to occur later in the fourth quarter of 2004. Total Cingular Interactive assets and liabilities were $79 and $11, respectively, as of September 30, 2004.

In connection with its agreement to sell Cingular Interactive, we evaluated the Cingular Interactive long-lived asset carrying values, including property, plant and equipment and FCC licenses, for recoverability. Based on the results of the recoverability test, we adjusted the carrying values of the Cingular Interactive long-lived assets to their fair value in September 2004, resulting in a loss of $31. Fair value was determined using the agreed upon sale price for the Cingular Interactive assets, less costs to sell. The write-down of the long-lived assets is included in “Cost of services” in the accompanying consolidated statement of income and “Other, net” in the accompanying consolidated statement of cash flows.

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

At September 30, 2004, we had outstanding an aggregate of $9,678 in unsecured, subordinated member loans from SBC and BellSouth with a fixed interest rate of 6.0% and a stated maturity of June 30, 2008. In addition, at September 30, 2004, we had an advance to our members of $50 under our revolving credit agreement with SBC and BellSouth. According to the terms of the agreement, this amount was used to repay a portion of our subordinated member loans in October 2004. We also currently have outstanding $2,000 of unsecured senior notes with fixed interest rates ranging from 5.625% to 7.125% and with maturity dates between 2006 and 2031. As of September 30, 2004, we had $250 of fixed-to-floating interest rate swaps related to our five-year unsecured senior notes. A change in interest rates of 100 basis points would change our interest expense as a result of the swaps as of September 30, 2004 by $3 per annum. We also have capital leases outstanding of $970 with fixed interest rates ranging from 6.0% to 9.6% and of $12 with fixed interest rates ranging from 5.56% to 5.93%.

As of September 30, 2004, we had $20 of floating rate borrowings. A change in interest rates of 100 basis points would change our interest expense on floating rate debt balances as of September 30, 2004 by less than $1 per annum.

The fair values of our foreign currency derivatives are subject to fluctuations in foreign exchange rates. We use forward foreign currency exchange contracts to offset foreign exchange gains and losses on Japanese Yen-denominated capital lease obligations. As of September 30, 2004, the approximate fair value of these foreign currency hedging instruments was a loss of $4. The potential gain or loss in the fair value of such financial instruments from a hypothetical 10% decrease or increase in the Japanese Yen relative to the U.S. Dollar would be less than $2 as of September 30, 2004, although this would be primarily offset by the decrease or increase in the fair value of the capital lease obligations. The fair value is based on dealer quotes, considering current exchange rates. There is not a cash flow impact or earnings risk associated with changes in the fair value of the foreign currency hedging instruments and the underlying capital lease obligations.

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

CINGULAR WIRELESS LLC

PART II — OTHER INFORMATION (Dollars in Millions)

Item 1.	Legal Proceedings

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

On September 23, 2004, the California Public Utilities Commission voted to fine Cingular $12.14 million, and to require Cingular to pay potentially significant restitution to customers for alleged violations of California’s consumer protection laws. Cingular is appealing that decision.

Cingular and various affiliated entities are also defendants in a lawsuit alleging patent infringement. On March 30, 2000, Freedom Wireless, Inc. filed suit in U.S. District Court for the Northern District of California against various entities, alleging that the defendants were infringing or contributing to the infringement of a patent held by plaintiff related to prepaid wireless service technology. The case has been transferred to the U.S. District Court for the District of Massachusetts. Plaintiff has amended its complaint to add another patent to the action. The plaintiff seeks approximately $175 million in monetary damages as well as injunctive relief. This case likely will be tried in 2005.

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

CINGULAR WIRELESS LLC

PART II — OTHER INFORMATION (Dollars in Millions)

Item 1.	Legal Proceedings

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

To the extent that management believes that a loss arising from litigation or regulatory proceedings is probable and can reasonably be estimated, an amount is accrued on the financial statements for the estimated loss. As additional information becomes available, the potential liability related to the matter is reassessed and the accruals are revised, if necessary. Management is currently reviewing litigation, regulatory and other matters that could be subject to accrual, and, while such review is not complete and such matters are, in any event, subject to inherent uncertainties and unexpected determinations, management has not identified any matter that it believes will have a material adverse effect on our financial position beyond amounts accrued as of September 30, 2004. Although it is not possible to predict the ultimate outcome of the matters discussed above, historically we and AT&T Wireless have been successful in defending ourselves against, and negotiating settlements of, claims and suits that have been brought against us and them, and payments made in respect of such claims and actions have not been material to either company.

CINGULAR WIRELESS LLC

PART II — OTHER INFORMATION (Dollars in Millions)

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Number	Title

*	Incorporated by reference to Cingular filings with the Securities and Exchange Commission, except as otherwise noted
3.2.2*	Amendment No. 5 to the Limited Liability Company Agreement of Cingular Wireless LLC by and among SBC Communications Inc., SBC Alloy Holdings, Inc., SBC Long Distance, Inc., BellSouth Corporation, BLS Cingular Holdings, LLC, BellSouth Mobile Data, Inc. and Cingular Wireless Corporation, dated as of October 27, 2004. (Exhibit 99.11 to Form 8-K dated October 28, 2004)
4.1.2*	Second Supplemental Indenture by and among Cingular Wireless LLC, Cingular Wireless II, LLC and J.P. Morgan Trust Company, National Association (as successor Trustee), dated as of October 27, 2004 (Exhibit 99.10 to Form 8-K dated October 28, 2004)
4.5*	Indenture between AT&T Wireless Services, Inc. and U.S. Bank National Association (as successor Trustee), dated as of March 6, 2001 (Exhibit 4.5 to AT&T Wireless Services, Inc.’s Registration Statement on Form S-1/ A (Commission file No. 333-59174), filed June 11, 2001)
4.5.1*	First Supplemental Indenture between AT&T Wireless Services, Inc. and U.S. Bank National Association, dated as of September 1, 2004, to the Indenture between AT&T Wireless Services, Inc. and U.S. Bank National Association (as successor Trustee), dated as of March 6, 2001. (Exhibit 99.07 to Form 8-K dated October 28, 2004)
4.5.2*	Second Supplemental Indenture by and among Cingular Wireless LLC, Cingular Wireless II, Inc., AT&T Wireless Services, Inc. and U.S. Bank National Association, dated as of October 26, 2004, to the Indenture between AT&T Wireless Services, Inc. and U.S. Bank National Association (as successor Trustee), dated as of March 6, 2001. (Exhibit 99.04 to Form 8-K dated October 28, 2004)
4.6*	Indenture between AT&T Wireless Services, Inc. and U.S. Bank National Association (as successor Trustee), dated as of April 11, 2001 (Exhibit 4.3 of AT&T Wireless Services, Inc.’s Form 10-Q for the quarterly period ended March 31, 2002)

CINGULAR WIRELESS LLC

PART II — OTHER INFORMATION (Dollars in Millions)

Item 6.	Exhibits

Number	Title

4.6.1*	First Supplemental Indenture between AT&T Wireless Services, Inc. and U.S. Bank National Association, dated as of September 1, 2004, to the Indenture between AT&T Wireless Services, Inc. and U.S. Bank National Association (as successor Trustee), dated as of April 11, 2002. (Exhibit 99.09 to Form 8-K dated October 28, 2004)
4.6.2*	Second Supplemental Indenture by and among Cingular Wireless LLC, Cingular Wireless II, Inc., AT&T Wireless Services, Inc. and U.S. Bank National Association, dated as of October 26, 2004, to the Indenture between AT&T Wireless Services, Inc. and U.S. Bank National Association (as successor Trustee), dated as of April 11, 2002. (Exhibit 99.05 to Form 8-K dated October 28, 2004)
10.67*	Investment and Reorganization Agreement dated October 25, 2004, by and among BellSouth Corporation, SBC Communications Inc., Cingular Wireless Corporation, Cingular Wireless LLC, Links I Corporation, Cingular Wireless II, Inc., BLS Cingular Holdings, LLC, SBC Alloy Holdings, Inc., BellSouth Enterprises, Inc., BellSouth Mobile Systems, Inc., BellSouth Mobile Data, Inc. and SBC Long Distance, Inc. (Exhibit 99.01 to Form 8-K dated October 28, 2004)
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1(1)	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2(1)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
99.1.1	Certificate of Amendment of Restated Certificate of Incorporation of Cingular Wireless Corporation dated October 27, 2004

(1)	This exhibit is hereby furnished to the SEC as an accompanying document and is not to be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.

CINGULAR WIRELESS LLC

PART II — OTHER INFORMATION (Dollars in Millions)

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

While the below list of cautionary statements is not exhaustive, some factors, in addition to those contained throughout this document, that could affect future operating results, financial position and cash flows and could cause actual results to differ materially from those expressed or implied in the forward-looking statements are:

•	the pervasive and intensifying competition in all markets where we operate;

•	failure to quickly realize capital and expense synergies from the acquisition of AT&T Wireless as a result of technical, logistical, regulatory, business and other factors;

•	failure to successfully bring the operations of AT&T Wireless under our management;

•	difficulty retaining customers during AT&T Wireless integration process and increased customer retention costs;

•	higher AT&T Wireless integration costs than forecast;

•	continuing weakness in operations acquired from AT&T Wireless;

•	problems associated with the transition of our network to higher speed technologies;

•	slow growth due to a high rate of wireless market penetration and lack of popular applications and terminal equipment and low consumer demand for our data services and other factors;

•	sluggish economic and employment conditions in the markets we serve;

•	the final outcome of FCC proceedings, including rulemakings, and judicial review, if any, of such proceedings;

•	enactment and impact of state and federal laws, regulations and requirements pertaining to our operations;

•	difficulties SBC and BellSouth may have raising funds to finance our capital and operating requirements; and

•	the outcome of pending or threatened complaints and litigation.

CINGULAR WIRELESS LLC

PART II — OTHER INFORMATION (Dollars in Millions)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINGULAR WIRELESS LLC

By:	CINGULAR WIRELESS CORPORATION, as Manager

By:	/s/ PETER A. RITCHER

Peter A. Ritcher
Chief Financial Officer
(Principal Financial Officer)

Date: November 12, 2004

EXHIBIT INDEX

Number	Title
*	Incorporated by reference to Cingular filings with the Securities and Exchange Commission, except as otherwise noted.
3.2.2*	Amendment No.5 to the Limited Liability Company Agreement of Cingular Wireless LLC by and among SBC Communications Inc., SBC Alloy Holdings, Inc., SBC Long Distance, Inc., BellSouth Corporation, BLS Cingular Holdings, LLC, BellSouth Mobile Data, Inc. and Cingular Wireless Corporation, dated as of October 27, 2004. (Exhibit 99.11 to Form 8-K dated October 28, 2004)
4.1.2*	Second Supplemental Indenture by and among Cingular Wireless LLC, Cingular Wireless II, LLC and J.P. Morgan Trust Company, National Association (as successor Trustee), dated as of October 27 , 2004 (Exhibit 99.10 to Form 8-K dated October 28, 2004)
4.5*	Indenture between AT&T Wireless Services, Inc. and U.S. Bank National Association (as successor Trustee), dated as of March 6, 2001 (Exhibit 4.5 to AT&T Wireless Services, Inc.’s Registration Statement on Form S-1/ A (Commission file No. 333-59174), filed June 11, 2001).
4.5.1*	First Supplemental Indenture between AT&T Wireless Services, Inc. and U.S. Bank National Association, dated as of September 1, 2004, to the Indenture between AT&T Wireless Services, Inc. and U.S. Bank National Association (as successor Trustee), dated as of March 6, 2001. (Exhibit 99.07 to Form 8-K dated October 28, 2004)
4.5.2*	Second Supplemental Indenture by and among Cingular Wireless LLC, Cingular Wireless II, Inc., AT&T Wireless Services, Inc. and U.S. Bank National Association, dated as of October 26, 2004, to the Indenture between AT&T Wireless Services, Inc. and U.S. Bank National Association (as successor Trustee), dated as of March 6, 2001. (Exhibit 99.04 to Form 8-K dated October 28, 2004)
4.6*	Indenture between AT&T Wireless Services, Inc. and U.S. Bank National Association (as successor Trustee), dated as of April 11, 2001 (Exhibit 4.3 of AT&T Wireless Services, Inc.’s Form 10-Q for the quarterly period ended March 31, 2002).
4.6.1*	First Supplemental Indenture between AT&T Wireless Services, Inc. and U.S. Bank National Association, dated as of September 1, 2004, to the Indenture between AT&T Wireless Services, Inc. and U.S. Bank National Association (as successor Trustee), dated as of April 11, 2002. (Exhibit 99.09 to Form 8-K dated October 28, 2004)
4.6.2*	Second Supplemental Indenture by and among Cingular Wireless LLC, Cingular Wireless II, Inc., AT&T Wireless Services, Inc. and U.S. Bank National Association, dated as of October 26, 2004, to the Indenture between AT&T Wireless Services, Inc. and U.S. Bank National Association (as successor Trustee), dated as of April 11, 2002. (Exhibit 99.05 to Form 8-K dated October 28, 2004)
10.67*	Investment and Reorganization Agreement dated October 25, 2004, by and among BellSouth Corporation, SBC Communications Inc., Cingular Wireless Corporation, Cingular Wireless LLC, Links I Corporation, Cingular Wireless II, Inc., BLS Cingular Holdings, LLC, SBC Alloy Holdings, Inc., BellSouth Enterprises, Inc., BellSouth Mobile Systems, Inc., BellSouth Mobile Data, Inc. and SBC Long Distance, Inc. (Exhibit 99.01 to Form 8-K dated October 28, 2004)
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
99.1.1	Certificate of Amendment of Restated Certificate of Incorporation of Cingular Wireless Corporation dated October 27, 2004.