Form 10-K
period 2004-12-31
CINGULAR WIRELESS LLC
filed 2005-03-07
CIK 1130452

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

We provide a wide array of wireless services for individual, business and governmental users. We are the largest provider of wireless voice and data communications services in the United States (U.S.) in terms of customers. We recently reported:

•	U.S. wireless cellular service and personal communication services (PCS) customers totaling 49.1 million at December 31, 2004;

•	over 17 million active users of our data services at December 31, 2004;

•	revenues of $19.4 billion in 2004; and

•	net income of $201 million in 2004.

We have access to licenses, either through owned or leased licenses or licenses owned by joint ventures and affiliates, to provide cellular or PCS wireless communications services covering an aggregate of 290 million in population (POPs) or approximately 98% of the U.S. population, including all of the 100 largest U.S. metropolitan areas.

Our primary digital networks utilize Global System for Mobile Communication (GSM) technology and Time Division Multiple Access (TDMA) technology. As of December 31, 2004, 65% of our subscriber base was GSM-equipped and 79% of our total minutes were carried on our GSM network. We also provide voice service on our analog network, as mandated by the Federal Communications Commission (FCC). We supplement our own networks with roaming agreements that allow our subscribers to use other providers’ wireless services in regions where we do not have network coverage. We refer to the area covered by our network “footprint” and roaming agreements as our coverage area. With these roaming agreements, as of December 31, 2004, we were able to offer our customers digital wireless services covering 95% of the U.S. population.

We also offer multi-band devices that allow our customers to access networks using both the cellular and PCS frequencies across the U.S. as well as international networks around the world. Through roaming agreements with foreign carriers, we provide our customers equipped with multi-band devices the largest global coverage of any U.S. wireless carrier, with service available in over 170 countries. We plan to continue to expand our service and coverage area and increase the capacity and quality of our digital network through new network construction, acquisitions, joint ventures, and roaming arrangements with other wireless providers.

In October 2004, we consummated the acquisition of AT&T Wireless Services, Inc. (AT&T Wireless) for an aggregate consideration of approximately $41 billion in cash. AT&T Wireless, which has been renamed New Cingular Wireless Services, Inc. but will continue to be referred to herein as AT&T Wireless, is now our direct wholly owned subsidiary. Immediately following the acquisition of AT&T Wireless, we repositioned the Cingular brand with RAISING THE BARSM. Under that umbrella we also branded our network as the ALLOVERSM network, utilizing the slogan MORE BARS IN MORE PLACESSM. Along with the integration of AT&T Wireless, our primary business initiatives in 2005 include the creation of a Business Markets Group, expansion of our voice and data network and the deployment of high-speed Universal Mobile Telephone System (UMTS) third-generation (3G) service.

CINGULAR WIRELESS LLC

PART I

Item 1.     Business

Organizational Structure

The Company

Cingular Wireless LLC is a Delaware limited liability company and has its principal executive offices at Glenridge Highlands Two, 5565 Glenridge Connector, Atlanta, Georgia 30342 (telephone number 404-236-6000). We were formed in April 2000 by SBC Communications Inc. (SBC) and BellSouth Corporation (BellSouth), whose membership interests in us are held by their wholly owned subsidiaries. In October 2000, SBC and BellSouth contributed substantially all of their U.S. wireless businesses to us in exchange for economic ownership interests in us of approximately 60% and 40%, respectively. We began doing business under the “Cingular” brand name in January 2001.

Our Internet website is http://www.cingular.com. (This web site address is an inactive textual reference included for information only and is not intended to be an active link or to incorporate any web site information into this document.) We make available, free of charge, through our website our annual report to the Securities and Exchange Commission (SEC) on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such reports are electronically filed with the SEC.

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

Management and Governance

SBC and BellSouth jointly control Cingular Wireless Corporation, a holding company with no material assets of its own other than a de minimis economic interest in us. Its main purpose is to act as our manager and thereby control our management and operations. We refer to Cingular Wireless Corporation as our “Manager”. Our officers are appointed by its board of directors.

Restatement of Financial Results

On February 18, 2005, our management and the Audit Committee of the board of directors of our Manager concluded that our financial statements for fiscal periods ending December 31, 2000 through December 31, 2003 and the first three interim periods of 2004 should be restated to correct certain errors relating to accounting for operating leases and that such previously filed financial statements should no longer be relied upon. Ernst & Young LLP, our independent registered public accounting firm, has advised us that it concurs with our conclusion. While management believes that the impact of this error is not material to any previously issued financial statements, we determined that the cumulative adjustment required to correct this error was too large to record in 2004. We have included restated financial statements for the years ending December 31, 2003 and 2002 and the quarterly results for 2003 and the first three quarters of 2004 in Item 8, “Financial Statements and Supplementary Data” in this Form 10-K. We have included restated amounts for the periods ending December 31, 2001 and 2000 within Item 6, “Selected Financial Data”.

Our network infrastructure venture with T-Mobile USA, Inc. (T-Mobile), GSM Facilities LLC (GSMF), accounted for under the equity method, reached a similar conclusion with respect to operating leases, requiring correction and restatement of the venture’s previously issued financial statements for the years

CINGULAR WIRELESS LLC

PART I

Item 1.     Business

ended December 31, 2003 and 2002. These financial statements were included in our 2003 Form 10-K and also should no longer be relied upon. Accordingly, we also revised and restated our equity accounting for the venture. Due to the significance of this joint venture to us, the GSMF financial statements have been included in this document and have been restated for the periods ending December 31, 2003 and 2002.

See Note 2 to the accompanying consolidated financial statements in Item 8, “Financial Statements and Supplementary Data” for additional information on the restatement.

Our Business

Overview

Voice Services. We offer a comprehensive range of high-quality wireless voice communications services in a variety of pricing plans, including national and regional rate plans as well as prepaid service plans. Our voice offerings are tailored to meet the communications needs of targeted customer segments, including youth, family, active professionals, local and regional businesses and major national corporate accounts. The marketing and distribution plans for our voice services are further targeted to the specific geographic and demographic characteristics of each of our markets.

Data Services. Wireless data continues to be a high growth area of our business, with its revenue representing an increasing share of our overall subscriber revenue. We are experiencing solid growth from both consumer and enterprise wireless data solutions. We are upgrading our network and coordinating with equipment manufacturers and applications developers to take advantage of continued growth in the demand for wireless data services. With the acquisition of AT&T Wireless, we believe we are the largest provider of wireless data in the U.S. wireless industry based on annual data revenues for 2004.

Consumer Services

Postpaid Voice Service. Consumer postpaid voice service is generally offered on a contract basis for one or two year periods. Under the terms of these contracts, service is provided and billed on a monthly basis according to the applicable pricing plan chosen. Our wireless services include basic local wireless communications service, long distance service and roaming services, which enable our customers to utilize other carriers’ networks when they are “roaming” outside our coverage area. We also bill other carriers for providing roaming services to their customers when their customers utilize our network. We had approximately 42.9 million postpaid contract customers (excluding reseller customers) at December 31, 2004. In addition to basic wireless voice telephony services, we offer many enhanced features with many of our pricing plans. These features include caller ID, call waiting, call forwarding, three-way calling, no answer/busy transfer and voice mail. In some markets, we make available additional services for a monthly fee, such as unlimited Mobile-to-Mobile calling, discounted international roaming and international long distance, expanded off peak hours, roadside assistance and handset insurance.

Our primary marketing emphasis is enrolling customers in postpaid service calling plans. Despite the relatively higher cost of enrollment due to handset subsidies and sales commission structure, such customers generate higher revenue and have a lower churn rate than prepaid service customers. Accordingly, a significant component of our strategy consists of developing value-added plan features, ancillary services, unique devices and promotions to attract and retain postpaid customers. In 2004, we focused on simplifying and enhancing our national and international calling plans. We emphasized national calling plans without roaming or long distance charges due to the simplicity and value of the plans. We expanded mobile-to-mobile coverage areas to include non-Cingular network areas in the calling plan area and, to take advantage of Cingular’s large calling community, we included in many of our national plans the ability to call other Cingular customers on their wireless phones for free. Thus, as our coverage and

CINGULAR WIRELESS LLC

PART I

Item 1.     Business

that of our GSM roaming partners expands, so does the calling area of our customers, which further enhances our brand messages RAISING THE BARSM, the ALLOVERSM network and MORE BARS IN MORE PLACESSM. FAMILYTALK®* plans, which add lines at substantial discounts to high-priced accounts, continue to be popular and to contribute a significant portion of our postpaid customer growth. The ROLLOVER® rate plans, which allow our customers to carry over any unused “anytime” minutes from month to month for up to one year, continue to be offered exclusively by Cingular. We enhanced our international GSM voice roaming coverage to over 170 countries for subscribers with compatible devices. Additionally, we introduced a new international services feature package providing discounted voice roaming to Western Europe and discounted international long distance dialing from the U.S.

Prepaid Voice Service. We offer prepaid service to meet the demands of distinct consumer segments, such as the youth market, families and small business customers, who prefer to control usage or pay in advance. Our prepaid services are marketed as GOPHONE® and KIC® (Keep in Contact) branded service. As of December 31, 2004, retail prepaid users represented approximately 7% of our total customers. We believe our prepaid service offering benefits from being part of a national brand, particularly with regard to distribution. Our prepaid strategy focuses on increasing the profitability of this customer segment through offering a wider array of services and features to increase revenue and retention of these customers. Our prepaid services offer customers many features available on our postpaid plans, including unlimited nights and weekends, long distance, caller ID, call waiting, voicemail and off-network roaming, as well as enhanced features like text messaging, downloadable graphics and ringtones, games and information alerts. At the same time, the customer retains the benefits of no credit check and enhanced ability to control spending, and our KIC customers also have no contract or monthly billing. In addition, we continue to focus on increasing the distribution of our prepaid offering to include the Internet, automated replenishment services and strategic retail partners that will allow our prepaid service to truly be a product of convenience.

Consistent with the industry, we experience higher customer churn rates and lower revenue per customer with prepaid customers than our postpaid customers; however, these impacts are somewhat offset by the lower cost of acquiring new prepaid customers, including lower handset subsidies, higher revenue per minute earned and the absence of significant payment defaults.

Data Services. We currently offer a wide array of consumer data services, such as wireless Internet browsing, wireless e-mail, text messaging, instant messaging, multi-media messaging and downloadable content and applications. We continue to focus on improving the customer experience through the deployment of advanced data capable devices; through constantly enhancing the user interface on these devices; and by making the provisioning of data services on these devices as seamless as possible. This approach continues to drive solid growth in the consumer data business.

The downloading of premium content, applications and wireless browsing are strong growth areas for us. Customers can easily purchase the latest ringtones, games, graphics and premium applications directly from their wireless devices. In 2004, we launched streaming video through a downloadable application that resides on our subscribers’ compatible handsets. With this application, a wireless subscriber can view and hear content such as news, sports and entertainment. Entertainment industry partnerships are yielding a wealth of content and segmented promotional opportunities. The deployment of next generation devices, the improved customer browsing and download experience and the expanded variety of content and applications contribute to revenue growth.

* FAMILYTALK® is a registered service mark of Delaware Valley Cellular Corporation.

CINGULAR WIRELESS LLC

PART I

Item 1.     Business

Text messaging remains a core contributor to our overall consumer data revenue stream. Messaging growth is extending into new areas as our base of subscribers is steadily adopting enhanced messaging services such as instant messaging and picture messaging. Simple pricing and the ongoing deployment of advanced data devices, with easy-to-use digital camera technology and instant messaging services through AOL or Yahoo, have driven this growth.

Equipment Sales. We sell a wide variety of handsets and personal computer wireless data cards manufactured by various suppliers for use with our voice and data services. We also sell accessories, such as carrying cases, hands-free devices, batteries, battery chargers and other items, to consumers, and we sell handsets and accessories to agents and other third-party distributors for resale. We provide postpaid contract customers substantial equipment subsidies to initiate or upgrade service.

Enterprise Services

Corporate Wireless Solutions. At the core of our business-to-business (B2B) activities is the Business Markets Group. The Business Markets Group is a nationally focused B2B organization that gives business customers access to sales and support professionals in the areas of sales, customer care, ordering, product and offer development and solutions deployment that are focused on specialized needs.

With our acquisition of AT&T Wireless, we expanded our enterprise service offerings and broadened our base of enterprise customers. One of the strengths of AT&T Wireless was its enterprise business, which focused on large corporate customers and governmental agencies.

We provide business customers a comprehensive set of corporate wireless management solutions. These solutions are designed to meet the needs of small-to mid-size businesses, large corporations and government agencies and provide business-specific rate plans, volume and equipment discounts and wireless management tools for ordering, activation, support, billing and reporting. We also offer a program that allows an enterprise’s eligible employees to set up their own wireless services, and their usage applies towards a corporation’s discounted volume.

Enterprise Voice Service. Our business customers can take advantage of consumer postpaid voice plans, as well as a number of business-specific devices and features, and pooled and flat rate plans. We were the industry pioneer in offering pooled rate plans that allow enterprises to share minutes and megabytes across their employee base to optimize total cost of ownership. We are also working on a portfolio of converged wireless/wireline solutions in collaboration with our parent companies, SBC and BellSouth.

Enterprise Data Services. We provide wireless access to corporate business applications for our customers who have mobile field personnel. Our wireless solutions allow sales managers to access corporate e-mail when away from the office and technicians to solve problems and access corporate databases from the field. To deliver these services, we offer a wide range of wireless data devices for business needs. We support all major operating system platforms — BlackBerry®, Windows Mobile®, Palm® and Symbian® and a wide range of devices — data-enabled handsets, integrated personal digital assistants (PDAs) (such as BlackBerry handhelds), personal computer data cards and special purpose devices.*

We believe we are the industry leader in corporate wireless email and messaging services. These solutions provide wireless access to a wide range of email applications for businesses and individuals who have a need for timely data communications to maintain a competitive advantage or increased personal productivity. We have the largest base of BlackBerry subscribers and the largest share of activations in the world. For enterprises looking for a cost-effective, easy to set-up, highly flexible, real-time email that supports multiple devices, we offer Xpress MailSM service, which can be deployed without purchasing or installing additional

* Trademarks used herein are marks of their respective owners.

CINGULAR WIRELESS LLC

PART I

Item 1.     Business

hardware or software. We also have sales, marketing and product development alliances with Microsoft and IBM to assist enterprises with wirelessly enabling existing email and messaging infrastructure.

We are a leader in providing wireless data services for a focused set of vertical industries, targeting specific business processes where real-time wireless connectivity creates the most business value. For example, we work with top property and casualty insurance carriers in wirelessly enabling claim management business processes, assist the nation’s largest food and beverage manufacturers with real-time enablement of direct-store delivery and help wirelessly enable field service for leading telecommunications, utility and high-tech companies. In 2004, we significantly expanded our comprehensive portfolio of network-compatible special purpose devices, certified software solutions and system integrator alliances. This approach helps increase speed-to-market, reduce implementation risk and drive solid growth in wireless data sales.

Mobitex. In October 2004, we sold Cingular Interactive, L.P. (Cingular Interactive), a data messaging business utilizing the proprietary “Mobitex” packet switched network. We retained Cingular Interactive’s direct e-mail customers, as well as several other major accounts. We have continued to offer Mobitex data products pursuant to a reseller agreement with the buyer of the Mobitex network.

Reseller Service. We offer wholesale services to resellers, who purchase wireless services from us for resale to their customers. As of December 31, 2004 the number of customers served through resellers represented approximately 5% of our total customers.

Equipment Sales. We sell a wide variety of handsets, integrated PDAs and wireless PC card modems manufactured by various suppliers for use with our service. We also provide our customers and resellers with subscriber identity modules (SIM) cards that store unique customer account information such as the customer’s phone number and identify customers to the network. When an activated SIM card is inserted into a compatible GSM device, the device is recognized by the network and becomes enabled for service. This technology allows our customers to swap devices at their convenience simply by moving the SIM card from one device to another. It also allows customers to activate special purpose devices that they can buy directly from equipment manufacturers in addition to those that are available directly from us. We have tested a broad portfolio of these special purpose devices — from rugged PDAs and laptops to fleet management and telemetry solutions — for network compatibility, creating a solid foundation for our customers to run their applications.

Our Network

Licenses

We have access to licenses to provide cellular and PCS wireless services, both voice and data. We provide both analog and digital cellular services over the 850 megahertz (MHz) band and digital PCS services over the 1900 MHz band. We obtained access to spectrum through application lotteries, mergers, acquisitions, exchanges, joint ventures, FCC auctions and uncontested application grants of cellular licenses.

Technology

Cellular/ PCS Technology. In the U.S. wireless telecommunications industry, there are two principal frequency bands currently licensed by the FCC for transmitting two-way voice and data signals — the 850 MHz band and the 1900 MHz band. The services provided over these two frequency bands are commonly referred to as cellular and PCS, respectively. PCS infrastructure is characterized by shorter transmission distances and the need for closer spacing of cells and towers than in a cellular network to

CINGULAR WIRELESS LLC

PART I

Item 1.     Business

accommodate the different characteristics of the PCS radio signals. However, PCS service does not differ functionally to the user from digital cellular service.

First generation cellular systems initially provided service solely by means of analog transmissions, which the FCC will not require cellular radio licensees to offer after 2008. PCS systems have been constructed using only digital technology and are not required by the FCC to offer analog service. We offer analog and digital services in our cellular markets and digital service in our PCS markets. Less than 1% of our total usage based on minutes remains on our analog network.

2G Cellular/ PCS Technology:

Currently the five largest U.S. wireless communications providers use the following principal 2nd generation (2G) digital technologies:

•	GSM — used by us and T-Mobile. GSM is a digital wireless technology originally developed by the European operator community and later adopted by operators around the world to become the world’s most dominant wireless technology serving more than one billion users and accounting for 72% of the world’s wireless market. Hardware and software enhancements, referred to as General Packet Radio Service (GPRS), and Enhanced Data Rates for GSM Evolution (EDGE), allow higher-speed data communications.

•	TDMA — used by us in some markets pending customer migration to GSM/ GPRS/ EDGE.

•	Code Division Multiple Access (CDMA) — used by Verizon Wireless — (Verizon Wireless) and Sprint PCS — (Sprint PCS). CDMA is a technology originally developed by the military but adapted for commercial usage.

•	integrated Digital Enhanced Network (iDEN”®) — used by Nextel Communications Inc. (Nextel).

TDMA, iDEN and GSM technologies work by dividing a single radio frequency into multiple time slots so it can support multiple calls. TDMA allows for up to three calls per frequency (30 kHz of spectrum), iDEN allows up to six, and GSM allows for up to eight (200 kHz of spectrum). CDMA technology works by encoding individual conversations all on the same frequency using different codes. This is analogous to being in a room where every pair of speakers is having a conversation but in a different language, and each is able to understand or “de-code” only the other person speaking the same language as them. These technologies are not currently compatible or interchangeable with each other and require separate types of wireless phones and network infrastructure.

Prior to 2002, our network consisted of both TDMA (approximately 70%) and GSM (approximately 30%) technologies. In late 2001, we began to overlay GSM/ GPRS throughout our TDMA network and upgrade our data network to EDGE. EDGE, which delivers 2-3 times higher data rates than GPRS technology and is a 3G alternative, provides our customers with greater connectivity and communications capabilities, including faster speeds for accessing the wireless Internet. The GSM overlay was completed in early 2004 and, at December 31, 2004, more than 65% of our subscriber base was GSM-equipped and 79% of our minutes were being carried by our GSM network.

The operation and performance of today’s wireless communication networks and handsets is generally functionally identical across all digital technologies, and we believe that most wireless customers are generally unaware of or unconcerned with the particular technology of their chosen wireless carrier. Therefore, we believe that our chosen technology path is fully capable of supporting our business growth strategies in this competitive market. Nevertheless, to continue to advance and potentially differentiate versus the competition, Cingular is actively deploying a more advanced 3G technology.

CINGULAR WIRELESS LLC

PART I

Item 1.     Business

3G Cellular/ PCS Technology

Although many advances are still underway for enhanced capacity, performance and features in all of the deployed technologies, Cingular, through its acquisition of AT&T Wireless, operates its 3G cellular/ PCS system using the UMTS standard in six cities (Dallas, San Francisco, Detroit, Seattle, Phoenix and San Diego). UMTS, like GSM, is the dominant world standard that has been accepted and deployed in Europe and Asia. In addition to providing higher data speeds, UMTS also supports voice, obviating the need to separately augment voice infrastructures as network usage grows. Our currently deployed 3G UMTS systems allow user average data download speeds between 220-300 kilobits per second (Kbps), providing the capability for a variety of services such as streaming audio, video and simultaneous voice and data applications. Much like our EDGE system, UMTS allows for packet data enabling “always on” connectivity, which is useful for receiving email when it arrives, versus the need to set aside time for an email download, and allowing billing based on the amount of data transferred, rather than the amount of time a given device is connected.

In January 2005, Cingular field tested a higher speed downlink component of UMTS called “High Speed Downlink Packet Access” (HSDPA), which we intend to offer in all of our UMTS markets. Our successful field trial of the first phase of HSDPA, which provides up to 3.6 megabits per second (Mbps) peak speed, demonstrated that HSDPA is the fastest wide-area wireless high speed data solution available for consumer access in the U.S. In the next two years, HSDPA will have average throughput in the 400-700 Kbps range and theoretical speeds of 14 Mbps. Cingular has awarded UMTS/ HSDPA contracts to three infrastructure vendors, Lucent Technologies, Inc. (Lucent), Telefonaktiebolaget LM Ericsson (Ericsson) and Siemens AG (Siemens), as well as its key device vendors. We plan to deploy HSDPA in 15 to 20 markets in 2005 and to provide UMTS/ HSDPA in most major metropolitan areas by the end of 2006.

Network Integration

The acquisition of AT&T Wireless provided Cingular with significantly more cell sites covering its footprint than any other operator in the U.S. To ensure that the additional cell sites result in improved coverage for our customers, we have activated “home-on-home roaming” between the previous AT&T Wireless and Cingular systems allowing former AT&T Wireless customers to roam onto Cingular networks where they previously did not have coverage and similarly for Cingular customers. We intend to maintain this improved coverage and to continue network construction to add a large number of new cell sites to further bolster our coverage advantage.

We also have opportunities to reduce the ongoing cost of the business in areas where the former Cingular and AT&T Wireless had comparable coverage, such as where they are co-located on the same cell site. In these situations, we intend to choose the best cell sites, and de-commission the other cell sites. This process will occur during integration, when both networks are combined into one common network. We expect to have over 40% of the networks integrated by the end of 2005 and to finalize network integration by the end of 2006.

Spectrum Capacity and Coverage

We currently own licenses for spectrum in the 850 MHz and 1900 MHz bands. We own or lease cellular or PCS licenses, or otherwise have access through joint ventures and affiliates to cellular or PCS licenses, in all 100 of the largest U.S. metropolitan areas, covering an aggregate of 290 million POPs, or approximately 98% of the U.S. population, and operate in all of the top 100 markets across the country. In addition, we have signed numerous roaming agreements to ensure our customers can receive wireless

CINGULAR WIRELESS LLC

PART I

Item 1.     Business

service in virtually all areas in the U.S. where cellular or PCS service is available. Our cellular and PCS networks are substantially completed.

As shown in the table below, as of December 31, 2004, approximately 98% of the U.S. population was covered by an average spectrum depth owned by us of over 50 MHz.

		Total	Licensed %
	Licensed	Licensed	of Total	Average
MSAs/ RSAs(1)	Markets	POPs(2)	U.S. POPs	Spectrum

Top 10	10	74 million	100%	62.5 MHz
Top 50	50	147 million	100%	57.7 MHz
Top 100	100	181 million	100%	56.4 MHz
Total (734)	705	290 million	98%	50.8 MHz

(1)	MSA — metropolitan service area; RSA — rural service area

(2)	Based on total 2004 estimated U.S. POPs of 295 million

We expect that the demand for our wireless services will grow over the next several years as the demand for both traditional wireless voice services and wireless data and Internet services increases. We anticipate needing access to additional spectrum in selected densely populated markets to meet demand for existing services and throughout our network to provide UMTS/ HSDPA. Some of this additional spectrum requirement was met by the acquisition of AT&T Wireless and the purchase of 1900 MHz spectrum from NextWave Telecom, Inc. (NextWave).

In order to acquire access to additional spectrum, we may participate in future FCC auctions and exchange spectrum with, and lease or purchase spectrum licenses from, other wireless carriers. On February 15, 2005, the FCC’s most recent auction of wireless spectrum concluded. We participated in Auction 58 as a non-controlling equity interest holder in Edge Mobile, LLC (Edge). Edge was the successful bidder for, and following the filing and review of the standard applications, expects to be granted, 21 licenses. Edge’s total high bids for the licenses in which we will have an indirect economic interest amounted to $181 million. We are obligated to fund $174 million of that amount. In December 2004, we contributed $31 million in equity to Edge, which will be used to pay for a portion of the licenses. Upon and subject to grant of these licenses by the FCC, Edge will hold 20 MHz of PCS spectrum in Pittsburgh and 10 MHz in Dayton, Denver, Kansas City, Minneapolis, Norfolk, Oklahoma City, Richmond and other areas, all of which are markets where we currently operate. We may also obtain additional spectrum capacity through mergers and acquisitions, joint ventures and alliances. See “Regulatory Environment” and “Factors Relating to Our Business — If we fail to obtain access to additional spectrum, we may not be able to expand the geographic reach of Cingular-branded services, increase our customer base in areas we currently serve or meet the anticipated demand for new services”.

Acquisitions, Dispositions, Joint Ventures and Spectrum Exchanges

AT&T Wireless Acquisition

In October 2004, we acquired AT&T Wireless, which served nearly 22 million subscribers as of the acquisition date. AT&T Wireless also held equity interests in U.S. and international communications ventures, corporations and partnerships. The acquisition created the largest wireless communications company in the U.S. in terms of number of subscribers.

The aggregate consideration paid to AT&T Wireless shareholders to complete the AT&T Wireless acquisition was approximately $41 billion in cash. Under the merger agreement, each common shareholder

CINGULAR WIRELESS LLC

PART I

Item 1.     Business

of AT&T Wireless received $15 in cash per common share and the AT&T Wireless preferred shareholders received the then applicable liquidation preference of their preferred shares. We received $36,024 million in equity funding from SBC and BellSouth, in proportion to their respective economic interests in us, to finance the acquisition. The remaining portion of the purchase price was funded with AT&T Wireless cash on hand.

The acquisition was structured as a merger of a wholly owned subsidiary of the Manager with and into AT&T Wireless, following which AT&T Wireless became a direct wholly owned subsidiary of the Manager, and as the surviving entity, AT&T Wireless retained all its assets and liabilities. Following the merger, the Manager sold all its interests in AT&T Wireless to us, and AT&T Wireless then became our direct wholly owned subsidiary. Subsequently, a significant portion of the operations, including assets, liabilities and subsidiary entities, were transferred from us and AT&T Wireless to a new limited liability company owned by us and AT&T Wireless, Cingular Wireless II, LLC (CWII). We and CWII executed supplemental indentures to AT&T Wireless’s two indentures under which its Senior Notes are outstanding to become co-obligated for all obligations thereunder, and AT&T Wireless and CWII executed supplemental indentures to our indenture, under which our Senior Notes are outstanding, to become co-obligated for all obligations thereunder; as a result, CWII, AT&T Wireless and we are co-obligated on all of our and AT&T Wireless’ Senior Notes.

The acquisition was advantageous to us for a number of reasons:

•	AT&T Wireless fills in our licensed spectrum and network footprints by covering areas where Cingular did not have licenses or network infrastructure;

•	AT&T Wireless adds depth to our licensed spectrum position in existing markets, enhancing our ability to offer future high-speed data services and reduce capital expenditures;

•	AT&T Wireless’ customer base, which has a stronger business customer component than ours, adds a complementary customer mix to our customer base;

•	AT&T Wireless’ average revenue per user (ARPU) had historically been higher than the ARPU of our customers;

•	AT&T Wireless gives us added size and scale to compete more effectively in the industry and to procure more significant cost economies from vendors; and

•	the acquisition will reduce our incollect roaming costs because of the broader post-acquisition footprint.

Exchange of Properties with Triton

In July 2004, AT&T Wireless and Triton PCS Holdings, Inc. (Triton) signed an agreement to terminate their stockholders’ agreement, which terminated a market exclusivity arrangement between the parties. As of the close of the AT&T Wireless acquisition, we had wireless operations in markets where AT&T Wireless was prohibited from operating under the exclusivity arrangement. In exchange for the termination of the stockholders’ agreement, AT&T Wireless surrendered to Triton its equity interest in Triton. The transaction closed in October 2004, immediately following the acquisition of AT&T Wireless. With the consummation of this agreement, we are able to provide continuing service in areas where Triton currently has operations.

In September 2004, we, AT&T Wireless and Triton signed an agreement providing for the acquisition by us of Triton’s wireless properties in Virginia in exchange for AT&T Wireless properties in North Carolina, Puerto Rico and the U.S. Virgin Islands and $176 million in cash. The transfer of network properties

CINGULAR WIRELESS LLC

PART I

Item 1.     Business

closed in December 2004. Spectrum licenses are being leased to the transferees pending FCC approval for transfer. We expect to exchange licenses in the second quarter of 2005.

Acquisition of NextWave Licenses

In August 2003, we executed an agreement with NextWave and certain of its affiliates for the purchase of FCC licenses for wireless spectrum in 34 markets for $1.4 billion in cash. The transaction closed in April 2004. The funding for this transaction consisted of $900 million in existing cash on hand and $500 million from commercial paper, which was repaid prior to December 31, 2004.

Investment in Cincinnati Bell Wireless

In August 2004, amended in February 2005, we and Cincinnati Bell, Inc. (Cincinnati Bell) signed an agreement that allows us the right to put to Cincinnati Bell, any time on or after January 31, 2006, AT&T Wireless’ 19.9% equity interest in Cincinnati Bell’s wireless subsidiary, Cincinnati Bell Wireless, LLC (CBW), for $83 million. The agreement also allows Cincinnati Bell the right to call the equity, any time before January 31, 2006, for $85 million plus interest. On and after January 31, 2006, Cincinnati Bell has the right to call the equity for $83 million plus interest.

Additionally, we, AT&T Wireless and Cincinnati Bell amended the CBW operating agreement to remove the exclusivity arrangement applicable to AT&T Wireless, which allows us to provide continuing service in areas where CBW currently has operations. We and Cincinnati Bell also amended certain provisions of the CBW operating agreement to eliminate the right of AT&T Wireless to appoint any members of the member committee and limit the circumstances in which AT&T Wireless will retain approval rights over the actions of CBW. By its terms, the amendment was effective immediately following the acquisition of AT&T Wireless.

Sale of Mobitex Data Business

Pursuant to an agreement signed in September 2004, we sold Cingular Interactive, a data messaging business utilizing the proprietary “Mobitex” packet switched network, to newly formed affiliates of Cerberus Capital Management, L.P. (Buyer) for $45 million. We retained Cingular Interactive’s direct e-mail customers, as well as several other major accounts. We will continue our involvement in this data business as a reseller of the Buyer’s services. We retained the FCC licenses of Cingular Interactive and leased them to the Buyer prior to FCC approval. The sale transaction closed in October 2004, and the license transfer closed in December 2004.

Termination of GSM Facilities, LLC (GSMF) Network Infrastructure Joint Venture

In 2001, we and T-Mobile exchanged FCC licenses for, and subsequently formed our GSMF joint venture to share infrastructure covering the metropolitan New York market known as the New York Basic Trading Area (BTA) and most of California and parts of Nevada known as the Los Angeles and San Francisco Major Trading Areas (MTAs). In May 2004, we and T-Mobile entered into an agreement to dissolve GSMF, sell to T-Mobile certain spectrum licenses and other assets and exchange certain other spectrum licenses since we determined that the AT&T Wireless acquisition would provide us with spectrum and network infrastructure in areas missing from our original footprint. The first phase of these transactions closed in January 2005.

Pursuant to the agreement, in January 2005 we sold our ownership of the California/ Nevada MTA network assets to T-Mobile for approximately $2.5 billion in cash. In connection with the dissolution, we were required to contribute an additional $200 million to the venture to equalize capital accounts. The

CINGULAR WIRELESS LLC

PART I

Item 1.     Business

ownership of the New York BTA network assets returned to T-Mobile. We retained the right to utilize the California/ Nevada and New York networks during a four-year transition period and have guaranteed to purchase a minimum number of minutes over this term with a minimum purchase price of $1.2 billion. We and T-Mobile retained all of our respective customers in each market. We also sold 10 MHz of spectrum to T-Mobile in each of the San Francisco, Sacramento and Las Vegas BTAs for $180 million.

As agreed to as part of the original joint venture agreement, we and T-Mobile were each to receive 50% of the spectrum used in the operation of the joint venture following its dissolution. Spectrum licenses were not contributed to the joint venture upon its formation in 2001 but rather were subject to a separate agreement governing their use. In connection with the dissolution, we and T-Mobile are contractually required to exchange certain spectrum licenses. We expect the spectrum licenses to be exchanged on January 1, 2007. We will receive 10 MHz of spectrum in the New York BTA in addition to the 10 MHz of spectrum we made available for use by GSMF and 2.5 MHz of spectrum in the Las Vegas, Nevada BTA, and T-Mobile will receive 5 MHz of spectrum in each of nine BTAs in California, the largest of which is San Diego. T-Mobile also has the option to purchase an additional 10 MHz of spectrum in the Los Angeles and San Diego BTAs from us at the end of two years under certain circumstances.

Sale of Eurotel Bratislava a.s. (Bratislava) Investment

In December 2004, Atlantic West B.V. (AWBV), a 50/50 joint venture between us and Verizon Communications, Inc. (Verizon), sold its 49% interest in Bratislava to Slovak Telecom a.s. for total cash proceeds of $315 million. Our share of proceeds from the sale totaled $158 million. AWBV distributed $280 million of the proceeds upon completion of the sale, of which $140 million was distributed to us. AWBV holds the remaining $35 million in cash, along with $662 million in cash from a prior sale, which will be distributed equally to us and Verizon upon completion of a repatriation plan which qualifies under the American Jobs Creation Act of 2004. For further information regarding the American Jobs Creation Act of 2004, see Note 16 to our consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data”.

Other Divestitures

As a condition to receiving regulatory approval to acquire AT&T Wireless, we were required to dispose of certain AT&T Wireless properties. In February 2005, we sold MetroPCS, Inc. (MetroPCS) 10 MHz of former AT&T Wireless spectrum in each of Dallas, Texas and Detroit, Michigan for $230 million and sold Cellco Partnership, d/b/a Verizon Wireless, 10 MHz of former AT&T Wireless spectrum in Knoxville, Tennessee for $20 million. We have an agreement pending with Alltel Corporation (Alltel), subject to regulatory approval, to sell certain former AT&T Wireless assets and properties, including licenses, network assets and subscribers, that we currently operate in several markets, the largest of which is Oklahoma City, Oklahoma. We also agreed, subject to regulatory approval, to sell Alltel 20 MHz of spectrum and the network assets formerly held by AT&T Wireless in Wichita, Kansas, which we were not required to divest.

In addition, we signed agreements, subject to regulatory approval, to dispose of certain other former AT&T Wireless properties and assets in four smaller transactions involving the sale of various combinations of spectrum, network assets and subscriber accounts in rural regions of Arkansas, Mississippi, Missouri and Texas. The Mississippi transaction closed in March 2005.

In December 2004, we entered into an agreement to sell our indirect interest in IDEA Cellular Ltd. (IDEA), a cellular telecommunications company in India, to a joint venture between STT

CINGULAR WIRELESS LLC

PART I

Item 1.     Business

Communications Ltd. and TM International Sdn, a wholly-owned subsidiary of Telekom Malaysia Berhd. Under the agreement, we will receive the U.S. dollar equivalent of Rupees 9,108,628,130 based upon the exchange rate two business days before the transaction closes. The U.S. dollar equivalent was approximately $210 million as of December 31, 2004. The transaction is subject to approval by several regulatory agencies in India as well as the lenders of IDEA.

Competition

There is substantial and increasing competition in all aspects of the wireless communications industry. We expect this to continue as consolidation in the industry continues. We compete for customers based principally on our reputation, network quality, customer service, price and service offerings.

Our competitors are principally the other national providers of cellular, PCS and other wireless communications services — Verizon Wireless, Sprint PCS, Nextel and T-Mobile, which together with us serve over 90% of the U.S. wireless customers. Our competitors also include regional carriers, such as U.S. Cellular and Alltel, niche carriers, such as MetroPCS and Cricket Communications Inc. and resellers. Some of the indirect retailers who sell our services also sell our competitors’ services. We rank first among the five national carriers in terms of customers served as of December 31, 2004, and second in 2004 revenues. Verizon Wireless ranks second in terms of customers served and first in terms of revenues for 2004.

Regulatory policies favor robust competition in wireless markets. Wireless Local Number Portability (WLNP), which was implemented by the FCC late in 2003, has also increased the level of competition in the industry. WLNP allows subscribers to switch carriers without having to change their telephone numbers.

Consolidation, alliances and business ventures increase competition. Consolidation and the formation of alliances and business ventures within the wireless communications industry have occurred and we expect that this trend will continue. Consolidation may create larger, better-capitalized competitors with substantial financial, technical, marketing, distribution and other resources to compete with our product and service offerings. In addition, global combinations of wireless carriers — such as the joint venture between Sprint PCS and Virgin Group Ltd., Verizon Wireless, which is a joint venture between Verizon Communications and Vodafone Group Plc, and mergers and acquisitions, such as the acquisition of T-Mobile by Deutsche Telekom AG and proposed mergers of Sprint Corporation and Nextel, and Alltel and Western Wireless Corporation (Western) — may give some domestic competitors better access to international technologies, marketing expertise and strategies and diversified sources of capital. Other large, national wireless carriers have affiliations with a number of smaller, regional wireless carriers that offer wireless services under the same national brand, thereby expanding the national carrier’s perceived national scope.

Our ability to compete successfully will depend, in part, on the quality of our network, customer service and sales and distribution channels, as well as our marketing efforts and our ability to anticipate and respond to various competitive factors affecting the industry. These factors include the introduction of new services and technologies, changes in consumer preferences, demographic trends, economic conditions, pricing strategies of competitors and our ability to take advantage of our relationship with SBC and BellSouth. As a result of competition, we have in the past and may in the future be required to:

•	increase our spending to retain customers;

•	restructure our service packages to include more compelling products and services;

•	further upgrade our network infrastructure and the handsets we offer; and

CINGULAR WIRELESS LLC

PART I

Item 1.     Business

•	increase our advertising, promotional spending, commissions and other customer acquisition costs.

Verizon Wireless and Sprint PCS are deploying 3G data-only network technology using the standard known as Evolution — Data Only (EV-DO), which will provide theoretical communication speeds slightly higher than those of UMTS, though slightly slower than HSDPA. Verizon’s announced roll-out plans are to cover two-thirds of its POPs by the end of 2005; Sprint plans to launch 3G service later in 2005; and T-Mobile has not yet announced a 3G deployment schedule beyond EDGE. Nextel’s plans are subject to its planned merger with Sprint. We believe that we are well-positioned to offer competitive 3G services and that our UMTS/ HSDPA technology is superior to EV-DO in terms of speed and applicability to voice as well as data telephony. Furthermore, because our need to invest in additional infrastructure to increase the capacity of our voice network can be accomplished by the addition of UMTS/ HSDPA equipment, we believe we are better positioned with our choice for 3G technology than users of EV-DO technology, who will still have to invest in additional voice communications infrastructure to increase the capacity of their voice networks.

See “Factors Relating to Our Business — Substantial competition in all aspects of our business could continue to cause reduced pricing and have adverse effects on our profit margins”.

Business Strategies

We intend to be the pre-eminent wireless communication company in the U.S. Our business strategies to achieve that goal are to:

•	Build the Best Network. We believe that one of the most significant factors that customers consider when making decisions on wireless service is network quality. To that end, we plan to continually improve and expand our network. We are currently in the process of integrating the Cingular and AT&T Wireless networks under a plan that is designed to achieve network quality and coverage performance that exceed that of either of the former networks. We will accelerate the build out of the network to improve coverage in suburban and neighborhood areas and strengthen the in-building penetration in urban areas. We will significantly expand the capacity and coverage of our network in California and Nevada in order to facilitate the transition of customers that continue to be served by the network assets that we recently sold to T-Mobile as well as to accommodate future growth in those markets. In concert with the network integration work, we will deploy UMTS/ HSDPA in major markets across the country. This technology will increase the capacity of our network to carry voice traffic and provide data speeds that exceed those of the commercial offerings provided by other competitive carriers today and will allow us to offer a host of new broadband data applications. We will also work with our rural roaming partners to improve and expand coverage outside of our footprint and assist them in providing consistent products and services to our customers that roam across their networks.

•	Deliver Exceptional Customer Service. Another key focus area for us is delivering best-in-class customer care. We are implementing policies and procedures at every point of contact with our customers to improve the customer experience. We are deploying customer management and call routing technologies in our call centers to improve the accessibility and efficiency of our customer care representatives. We are equipping our customers with self-service tools to be able to access account information directly via their handsets, the Internet or integrated voice response systems. We continue to develop and implement initiatives that make it easier for customers to order or change products or features, upgrade or repair handsets and inquire about or pay their bills. Our acquisition of AT&T Wireless has given us not only the ability to choose and implement the best practices of the two constituent companies but also the challenge of efficiently integrating and rationalizing the facilities and systems used by the companies in providing customer care. One of the major contacts with customers is

CINGULAR WIRELESS LLC

PART I

Item 1.     Business

through the billing process. A significant task in integrating AT&T Wireless’ operations into ours is integrating and streamlining the billing systems, which we anticipate will be complete by the end of 2006. These efforts will produce substantial operational efficiencies for us. We believe that by offering an exceptional customer experience to our customers, they will choose to remain with us and be instrumental in attracting new customers.

•	Create an Unmatched Distribution Network. The acquisition of AT&T Wireless has resulted in a significant increase in our number of distribution channels. We will rationalize both our direct and indirect distribution channels over the next few years. During this integration process, we will seek to create an optimized mix of direct and indirect sales channels that will balance the cost of customer acquisition with the ability to be in high traffic locations that drive higher sales volumes. Furthermore, we will expand sales locations opportunistically in areas that have higher growth prospects and scale back distribution in heavily penetrated areas. We will continue to drive our distribution capabilities deeper into emerging channels like our e-store and tele-sales operations. Our goal is to be a world class retailer and to meet our customers where they want to shop. By creating an unmatched distribution network, we believe that we will be able to attract an increasing number of new consumers.

•	Offer Compelling Products and Services. We believe that it is increasingly important to create products and services that are attractive to customers across a broad spectrum of market segments. This includes developing compelling devices and features, as well as pricing plans, that are differentiated from our competitors. In many cases, we intend to transition customers of AT&T Wireless to Cingular’s plans and handheld equipment. We will continue to pursue collaborative relationships with our handset vendors to develop and market devices that are equipped with the latest technology and functionality that consumers demand. A selection of these devices will be offered on an exclusive basis. Additionally, we will continue to improve and expand the ringtones, games and other content that our customers can access via their handsets. We will continue to offer pricing plans that offer a compelling value to consumers. Our ROLLOVER® rate plans are an example of how we provide a compelling value to customers by allowing them to keep their unused minutes for up to one year. Additionally, we will continue to develop products and services designed to appeal specifically to certain market segments like pre-paid hybrid plans, international calling plans, push-to-talk service and handsets and integrated business products with our parent companies.

•	Drive Financial Results by Quickly and Efficiently Integrating AT&T Wireless into Cingular Wireless. We will increase our financial performance by quickly and efficiently integrating AT&T Wireless’ business and operations into ours. We expect to achieve significant cost savings by eliminating redundant resources and facilities and more effectively and efficiently utilizing the best business practices of both companies to drive customer growth and revenues. We saw customer growth and reduced churn, but also reduced ARPU and operating margins, during the fourth quarter of 2004. While the causes for this are not solely related to our acquisition of AT&T Wireless, we believe that there are opportunities to achieve revenue and cost synergies and continued customer growth and reduced churn through successful and timely integration efforts.

Marketing

Our marketing strategy is focused on promoting the Cingular brand. Key marketing communication messages will also articulate and build on our business strategies of building the best network, delivering great customer service, creating an unmatched sales and distribution network and offering compelling products and services. Additionally, we will communicate and leverage, through cross-marketing, the strengths of our parents, SBC and BellSouth.

CINGULAR WIRELESS LLC

PART I

Item 1.     Business

Our advertising utilizes multiple media forms, including television, radio, newspaper, outdoor, Internet and point of sale. Advertising objectives include:

•	Increasing new customer growth by attracting prospective customers to our sales channel best suited to the customers’ needs;

•	Aiding customer retention by reinforcing the value of an existing relationship with Cingular;

•	Increasing existing customer usage of additional services (cross-sell/up-sell opportunities) and added-value features; and

•	Encouraging new and existing customers to combine (bundle) our wireless services with SBC’s and BellSouth’s wireline, Internet and video services.

Immediately following the acquisition of AT&T Wireless we repositioned the brand with RAISING THE BARSM. Under that umbrella, we also branded our network — the largest digital voice and data network in America — as the ALLOVERSM network, utilizing the slogan MORE BARS IN MORE PLACESSM. Both elements dramatize our network and provide a compelling reason for potential customers — including competitors’ customers — to choose Cingular as their wireless provider. Our initial research indicates that key brand attributes and perceptions have been positively affected by the communication. We will continue to leverage our brand identity by presenting more compelling and market specific reasons to choose Cingular.

Our marketing strategy is to aggressively sell our national voice services through our Cingular Nation® rate plans, while still providing regional plans for customers who prefer them. The plans differ in terms of the geographic areas that are included as the local calling areas, with Nation plans offering unlimited free roaming and long-distance, as well as unlimited mobile-to-mobile calling among our 49 million customers. We offer FAMILYTALK® shared minute plans, allowing customers to share their minutes while taking advantage of the size of our customer base with free calling to all Cingular subscribers. The costs and terms of each plan depend on the customer’s location and the plan selected. We also provide targeted plans for specific customer segments such as prepaid service, marketed under the GOPHONE® and KIC® brands. A host of plans targeted to various segments of the business-to-business market are also available.

Our marketing plans also address the growing communications needs of our existing customers, thereby increasing customer retention. We target specific customer segments with tailored services and offer them a range of high-quality handsets and enhanced features, including wireless data services, additional wireless phones, accessories and new products. We also offer the convenience of many added-value features, such as our *BAL# and *MIN# codes, which allow customers to check their balances and minutes used without having to call customer service. Many new handsets are also being provisioned with this service built in to the phone.

Data services are becoming an increased focus of our business. Instant messaging through AOL and Yahoo, Internet access, text messaging/short messaging services, picture and video messaging and gaming are all now integral parts of the wireless industry. We are focused on this category as a high-growth area with competitive and fair rates to support customer needs. In addition, graphics, MP3/ Supertones and polyphonic ringtones continue to show strong growth, as customers look to customize their wireless devices. We serve business customers with a robust line-up of business data services from corporate messaging to customized wireless application access. We market our business data offerings to larger organizations, as well as small and medium-sized businesses.

CINGULAR WIRELESS LLC

PART I

Item 1.     Business

Sales & Distribution

Our sales and distribution strategy seeks to tailor the mix of direct, indirect and resale distribution channels to match customer shopping preferences to increase customer growth and satisfaction while reducing customer acquisition and retention costs. As of December 31, 2004, we had over 260,000 distribution “points of presence”. These included approximately 2,600 company-owned stores and kiosks, 16,000 authorized agent locations, more than 5,500 national retail points of presence and over 240,000 national retail prepaid locations. In addition, we have access to the distribution channels of SBC and BellSouth as both sales channels and bundlers of our wireless services with their wireline product offerings. SBC’s Total ConnectionsSM and BellSouth AnswersSM product offerings combine local phone service and features, long distance, Internet access and Cingular Wireless services, with the customer receiving one consolidated bill. In addition to these traditional channels, we will continue to utilize and expand other channels, such as the Internet and telemarketing.

Customer Care and Satisfaction

The cost of adding new customers is one of the most significant cost elements in the wireless industry. Therefore, satisfying and retaining existing customers are critical to reducing churn and improving the financial performance of wireless operators. The goal of our customer care, retention and satisfaction programs is to ensure customer convenience and ease of use and to cultivate long-term relationships with our customers. We offer our customers a full range of options for making requests and inquiries to maximize convenience. We also offer complete customer care during extended business hours and emergency service after business hours, as well as a number of other services designed to enhance our relationship with our customers.

In 2005, we will continue to pursue opportunities to enhance customer satisfaction. Our key initiatives include continued expansion of our knowledge base tools, improved call routing initiatives and deployment of a contact management tool. We use a combination of internal and outsourced staffing for customer care and will transition onto a common customer care platform over time.

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

Employees

As of December 31, 2004, we had approximately 70,300 employees. Approximately 22,000 of our employees are represented by the Communications Workers of America (CWA), with contracts expiring on various dates until February 2008. The contract that expired in February 2005, covering approximately 5,500 employees, has been renegotiated and is subject to ratification by such employees. Most of the

CINGULAR WIRELESS LLC

PART I

Item 1.     Business

contracts contain no-strike clauses. In most areas of the country and with most job titles, we are contractually required to maintain a position of neutrality and to allow card-check procedures with respect to unionization, and we will support the determination of our employees. In those areas where our employees are unionized, we have in place contracts that we believe provide us with the flexibility to run our business in an increasingly competitive environment. We consider our relationship with our employees and the CWA to be very good.

Intellectual Property

We own the rights to the “Cingular®” brand name. We rely on a combination of copyright, patent, trademark, trade secret and other intellectual property rights, together with confidentiality and/or license agreements with our employees, customers and others to protect our proprietary rights. Our trademarks cover our brand name and icon and names of our service and product offerings and have a duration of 10 years with renewal provisions. We also license trademarks for various products and services from either SBC or BellSouth for varying terms. For more information on licenses granted by our member companies to us and licenses we grant to them, see Item 13, “Certain Relationships and Related Transactions”. Our FCC licenses are discussed under “Regulatory Environment”.

Regulatory Environment

The FCC regulates the licensing, construction, operation, acquisition and transfer of wireless systems in the U.S. pursuant to the Communications Act of 1934 (Communications Act) and its associated rules, regulations and policies.

To obtain the authority to have the exclusive use of radio frequency spectrum in an area within the U.S., wireless communications systems must be licensed by the FCC to operate the wireless network and wireless devices in assigned spectrum segments and must comply with the rules and policies governing the use of the spectrum as adopted by the FCC. These rules and policies, among other things, (1) regulate our ability to acquire and hold radio spectrum licenses or to lease spectrum, (2) impose technical obligations on the operation of our network, (3) impose requirements on the ways we provide service to and communicate with our customers, (4) regulate the interconnection of our network with the networks of other carriers, (5) obligate us to permit resale of our services by resellers, if we offer resale opportunities, and to serve roaming customers of other wireless carriers and (6) impose a variety of fees and charges on our business that are used to finance numerous regulatory programs and a substantial part of the FCC’s budget.

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

CINGULAR WIRELESS LLC

PART I

Item 1.     Business

radiation from wireless handsets and towers. Zoning and land use regulations, including compliance with historic preservation requirements, also apply to tower siting and construction activities.

Two-way Voice and Data Services. We hold geographic service area licenses granted by the FCC to provide cellular and PCS services. A cellular system operates on one of two 25 MHz frequency blocks in the 850 MHz band that the FCC allocates for cellular radio service. Cellular systems principally are used for two-way mobile voice applications, although they may be used for data applications and fixed wireless services as well. Cellular licenses are issued for either MSA or RSAs, two in each area.

A broadband PCS system operates under licenses issued in the 1900 MHz band. PCS systems generally are used for two-way voice applications, although they may carry two-way data communications and fixed wireless services as well. For the purpose of awarding PCS licenses, the FCC has divided the U.S. into 51 large regions called major trading areas, or “MTAs”, which are comprised of 493 smaller regions called basic trading areas, or “BTAs”. The FCC awarded two PCS licenses for each major trading area, known as the “A” and “B” blocks, and four licenses for each BTA known as the “C”, “D”, “E” and “F” blocks. Thus, generally, six PCS licenses are authorized in each area, together with two cellular licenses. The two MTA licenses authorize the use of 30 MHz of PCS spectrum. One of the basic trading area licenses is for 30 MHz of spectrum (the “C” block), and the other three are for 10 MHz each. The FCC permits a licensee to split its license and assign a portion, on either a geographic or frequency basis or both, to another party or parties.

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

Transfers and Assignments of Wireless Licenses. The Communications Act and the FCC rules require the FCC’s prior approval of the assignment or transfer of control of a license for a wireless system. Before we can complete any such purchase or sale, we must file appropriate applications with the FCC, and the public is by law granted a period of time, typically 30 days for major acquisitions, to oppose or comment on them. In addition, the FCC has established transfer disclosure requirements that require licensees who assign or transfer control of a license acquired through an auction within the first three years of their license terms to file associated sale contracts, option agreements, management agreements or other documents disclosing the total consideration that the licensee would receive in return for the transfer or assignment of its license. Non-controlling minority interests in an entity that holds an FCC license generally may be bought or sold without FCC approval. However, notification and expiration or earlier termination of the applicable waiting period under Section 7A of the Clayton Act by either the

CINGULAR WIRELESS LLC

PART I

Item 1.     Business

U.S. Federal Trade Commission or the U.S. Department of Justice may be required, as well as notification of state or local regulatory authorities having competent jurisdiction, if we sell or acquire wireless systems.

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

Foreign ownership above the 25% level may be allowed should the FCC find such higher levels not inconsistent with the public interest. The FCC has ruled that higher levels of foreign ownership, even up to 100%, are presumptively consistent with the public interest with respect to investors from certain nations, which are countries that are signatories to the World Trade Organization Agreement on Basic Telecommunications Services. However, the FCC, in adopting that strong presumption, did note that the possibility exists that entry by a foreign carrier into the U.S. telecommunications market could be so detrimental as to require the imposition of conditions on entry by such a carrier or even a denial of entry. In addition, the FCC stated it would accord deference to legitimate national security, law enforcement, foreign policy and trade concerns raised by other federal agencies as part of the FCC’s analysis of whether to grant a particular authorization. The FCC has done that in certain cases where the U.S. Department of Justice and the U.S. Federal Bureau of Investigation have raised concerns, requiring the carrier to configure its network(s) to be capable of complying with lawful U.S. process and to make available in the U.S. certain call and customer data. Foreign ownership by entities from countries other than World Trade Organization member countries must meet a more stringent standard, and there is no assurance that the FCC would find a grant of such an application to be in the public interest. If our foreign ownership were to exceed the permitted level (through foreign ownership of our owners, their transfers of ownership in us or issuances of Class A common stock by our manager), the FCC could revoke our FCC licenses, although we could seek a declaratory ruling from the FCC allowing the foreign ownership or take other actions to reduce our foreign ownership percentage in order to avoid the loss of our licenses. We have no knowledge of any present foreign ownership that exceeds these limitations.

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

The FCC has announced that it will auction spectrum in the 700 MHz band. There are numerous television operators that currently occupy UHF television channels 52-69 in this band. Although these stations have been awarded a second channel to establish digital service, they also have the right to continue operation on the current channel through at least 2006 and potentially longer if various conditions are not met. Absent adoption of new federal legislation or rules that lead to “clearing” of the 700 MHz band earlier than current law requires, or the development of band-clearing mechanisms by these operators for relocation, this spectrum would be of limited use in the short-term for wireless services.

The FCC’s spectrum leasing rules permit license holders to lease the use of their spectrum to others and provide that such holders can meet their network system build requirements through the facilities construction and operating activities of their lessees. The FCC has structured its rules such that it has

CINGULAR WIRELESS LLC

PART I

Item 1.     Business

minimal involvement in leasing activities. The FCC does limit the ability of a designated entity to lease spectrum to a non-designated entity that has an equity position in the designated entity, and it has stated that it intends to scrutinize leasing activities by designated entities. Nevertheless, we view spectrum leasing as an attractive alternative to license acquisition in areas where we are spectrum constrained.

See “Our Network — Spectrum Capacity and Coverage” for information on results of Auction 58.

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

Number Pooling. The FCC has adopted rules regulating the use of telephone numbers by wireless and other providers as part of an effort to achieve more efficient number utilization. Wireless carriers were required to participate in this “number pooling”, beginning in November 2002.

Recent Regulatory Developments. The FCC eliminated the rules limiting the amount of spectrum a wireless carrier can own in a market, effective January 1, 2003. As yet, it has not replaced these spectrum limits with published rules or guidelines setting forth how the FCC will review carriers’ spectrum aggregations. The FCC also eliminated the prohibition on ownership of both cellular licenses by a single-entity, except it will review on a case-by-case basis applications for authority to own both cellular licenses in a rural area. Certain acquisitions of spectrum would remain subject to approval of the U.S. Department of Justice.

The FCC has imposed rules requiring carriers to provide emergency 911 services, including enhanced 911 services that provide to local public safety dispatch agencies the caller’s communications number and approximate location. Providers are required to transmit the geographic coordinates of the customer’s location within accuracy parameters set forth by the FCC, either by means of network-based or handset-based technologies. Providers may not demand cost recovery as a condition of doing so, although they are permitted to negotiate cost recovery if it is not mandated by the state or local governments. Because of the delayed availability of vendor equipment that could reasonably be relied upon to comply with the FCC’s location accuracy rules, we and other wireless carriers negotiated settlement arrangements with the FCC that modified compliance standards and deadlines.

The FCC has established federal universal service requirements that affect commercial mobile radio service operators. Under the FCC’s rules, commercial mobile radio service providers are potentially eligible to receive universal service subsidies for the first time; however, they are also required to contribute to the federal universal service fund and may be required to contribute to state universal service funds. Contributions into the federal fund are based on the interstate and international revenues generated by the properties owned by a commercial mobile radio service provider. For 2004, we had payment obligations into the federal universal service fund of approximately $415 million. Because the amount that we are required to pay into the fund is based on revenues generated by our properties, we anticipate that this amount should continue to increase over time. We recover most of this expense from our customers. Many states also are moving forward to develop state universal service fund programs. A number of these state funds require contributions, varying greatly from state to state, from commercial mobile radio service providers. If these programs expand they will impose a correspondingly growing expense on our business.

CINGULAR WIRELESS LLC

PART I

Item 1.     Business

As mentioned, commercial mobile radio service providers are now eligible to receive universal service subsidies if federal and state conditions are met. We pursue this funding in states where the corresponding regulatory burdens do not exceed the benefits of the subsidies.

In November 2003, the FCC’s rules on wireless local number portability became operative, enabling wireless customers to keep their wireless number when switching to another carrier. These rules have increased competition, costs and customer churn across the industry.

In October 2003, the Federal Trade Commission’s (FTC) National Do Not Call Registry became operative. Consumers are allowed to register their telephone numbers with the FTC which maintains the National Do Not Call Registry. Once a telephone number is on the registry for 30 days, commercial entities, including telemarketers, are prohibited from placing unsolicited telemarketing calls to the number unless they have an established business relationship with a consumer at that number. The FCC has jurisdiction over such telemarketing calls by common carriers. The FCC is investigating approximately 1,000 complaints against AT&T Wireless.

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

The FCC has reallocated 30 MHz of spectrum from the 2 GHz Mobile Satellite Service or MSS for fixed and mobile services. The FCC has combined part of the 1990-2000 MHz portion of that spectrum, which is adjacent to the upper limit of the base-to-mobile portion of the PCS C Block, with part of the currently unlicensed PCS spectrum at 1910-1920 MHz, which is adjacent to the upper limit of the mobile-to-base portion of the PCS “C” Block, to create a new PCS “G” Block. The FCC plans to grant the PCS “G” block (1910-1915 MHz paired with 1990-1995 MHz) to Nextel in return for it relinquishing certain of its spectrum in the 700/800/900 MHz bands to alleviate public safety interference concerns. The FCC has also proposed the creation of a PCS “H” Block at 1915-1920 MHz paired with 1995-2000 MHz for new and innovative licensed mobile services. This spectrum block likely will be licensed to wireless service providers by auction in the future once technical issues are resolved by the FCC.

The FCC has also decided to allow MSS licensees in three separate MSS bands to add an ancillary terrestrial component to their existing or proposed mobile satellite offering. The FCC has conditioned the deployment of the terrestrial offering such that it has to be integrated with the satellite offering of a

CINGULAR WIRELESS LLC

PART I

Item 1.     Business

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

Several states have invoked this “terms and conditions” authority to impose or propose various consumer protection regulations on the wireless industry. California’s recently enacted rules are potentially quite costly. States also may impose their own universal service support requirements on wireless and other communications carriers, similar to the requirements that have been established by the FCC. At the local level, wireless facilities typically are subject to zoning and land use regulation. Neither local nor state governments may categorically prohibit the construction of wireless facilities in any community or take actions, such as indefinite moratoria, which have the effect of prohibiting construction. Nonetheless, securing state and local government approvals for new tower sites has been and is likely to continue to be difficult, lengthy and costly.

In addition, state commissions continue their efforts to conserve telephone numbering resources. These efforts may impact wireless service providers disproportionately by imposing additional costs or limiting access to numbering resources. Examples of state conservation methods include number pooling, number rationing and code sharing. In many non-top 100 markets, the supply of new numbers is inadequate to meet growing customer demands, but states have been and continue to be reluctant to deploy new area codes.

Further, states have become more active in imposing new taxes on wireless carriers, such as gross receipts taxes, and fees for items such as the use of public rights of way. These taxes and fees are generally passed through to our customers and result in higher costs to our customers.

Risk Factors

Factors Relating to Our Business

Substantial competition in all aspects of our business could continue to cause reduced pricing and have adverse effects on our profit margins. There is substantial competition in all aspects of the wireless communications industry. Our competitors are principally the four other national carriers doing business as Verizon Wireless, Sprint PCS, Nextel and T-Mobile and a large number of regional providers of cellular, PCS and other wireless communications services, resellers and wireline telephone service providers. We

CINGULAR WIRELESS LLC

PART I

Item 1.     Business

expect robust competition to continue in the wake of our acquisition of AT&T Wireless and the announced mergers of Sprint and Nextel and Alltel and Western. In acquiring AT&T Wireless, we became the largest wireless carrier in terms of numbers of customers. We believe that there will be competitive responses from other wireless service providers in terms of additional mergers, joint ventures to share or reduce costs and more robust competitive service and product offerings at lower prices. Competition continues to intensify as wireless carriers include more equipment discounts and bundled services in their offerings, including more minutes and free long distance and roaming services. This contributes to downward pressure on revenue growth and profit margins, and we expect this trend to continue.

FCC regulations and government policy in general promote robust competition, and new rules or changes to existing rules, such as rules providing for spectrum leasing and requiring wireless local number portability for customers changing wireless local carriers, could increase this trend and result in higher churn and lower margins.

Many of our competitors have substantial financial, technical, marketing, distribution and other resources. As a response to the intensifying competition, the need for cost reduction and the requirements for additional radio spectrum, we believe that the industry will continue to consolidate. This may produce larger and more formidable competitors with greater financial ability to continue to reduce prices to increase their customer base. As a result, our market share and profit margins may decrease.

New communications technologies, such as “Wi-Fi” and voice over Internet, are being developed and deployed by competitors, which may affect our ability to grow our wireless data and voice businesses.

ARPU from voice services has declined for several years and may not stabilize. Our ARPU has weakened over the past several years, declining from $52.91 to $49.30 over the past four years. This trend has resulted from increased numbers of customers and decelerating revenue growth caused primarily by:

•	decreased roaming revenues due to lower negotiated roaming rates and broader coverage footprints, which obviate the need for roaming;

•	increased competition, which has reduced pricing generally; and

•	expansion of subscriber bases to customers on lower price plans, such as prepaid, reseller plans and our FAMILYTALK® and similar plans targeting different market segments.

As none of these trends show signs of abating in the near term, we believe that ARPU will continue to be under pressure, notwithstanding increasing revenue from data services.

Integrating AT&T Wireless operations will be costly and time consuming. The challenges to integrate AT&T Wireless into our company include:

•	delivering a single, consistent and effective customer experience across all functions;

•	demonstrating to customers that the transaction will result in positive changes in client service standards and business focus;

•	integration and rationalization of separate analog, TDMA and GSM network systems;

•	consolidating and rationalizing corporate information technology and administrative infrastructures;

•	migrating AT&T Wireless customers to Cingular’s product offerings and creating a strong Cingular brand identity with such customers;

•	coordinating sales and customer service efforts to communicate our capabilities effectively;

CINGULAR WIRELESS LLC

PART I

Item 1.     Business

•	reducing redundant facilities and resources;

•	preserving distribution, marketing and other important relationships and resolving potential conflicts that may arise;

•	coordinating and rationalizing research and development activities to enhance introduction of new products and technologies with reduced cost;

•	minimizing the diversion of management attention from ongoing business concerns; and

•	maintaining employee morale and retaining key employees while downsizing our workforce.

If we do not successfully address these integration challenges in a timely and cost-effective manner, we may not realize the anticipated benefits or synergies of the acquisition to the extent, or in the timeframe, anticipated. The size and scale of the acquisition of AT&T Wireless increase both the scope and consequences of ongoing integration risks.

If our wireless service offerings or customer care service do not meet customer expectations, it could limit our ability to retain or attract customers. Customer acceptance of the services we offer is and will continue to be affected by technology-based differences and by the operational performance, quality, reliability and coverage of our wireless networks. Consumer demand could be impacted by differences in technology, footprint and service areas, network quality, consumer perceptions, customer care levels and rate plans. We may have difficulty retaining customers if we are unable to meet our customers’ expectations for network quality and coverage, billing systems or customer care. An inability to address those issues could limit our ability to expand our network capacity or subscriber base and place us at a competitive disadvantage to other wireless service providers in our markets. These issues could affect our ability to attract new subscribers as well.

A high rate of customer churn would negatively impact our business. Wireless communications services providers, including us, experience varying rates of customer churn. We believe that customers change wireless providers for many reasons, including call quality, service offerings, price, coverage area and customer service. We expect to incur significant expenses to improve customer retention and reduce churn by subsidizing product upgrades and/or reducing pricing to match competitors’ initiatives, upgrading our network and providing improved customer service. There can be no assurance that these efforts will be successful. A high rate of churn would adversely affect our results of operations because we would lose revenue and because the cost of adding a new customer, which generally includes a commission expense and/or a handset subsidy, is a significant factor in income and profitability for participants in the wireless industry.

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

During the fourth quarter of 2003 and into 2004, AT&T Wireless experienced difficulty transferring wireless phone numbers on a timely basis in connection with the implementation of wireless local number portability, and disruptions to its GSM/ GPRS order entry, customer care and collections processes in connection with implementing an upgrade to its customer care support system. These difficulties damaged its reputation and increased its churn. The lingering effects of these issues could impede our growth and adversely affect our churn. Since many of our gross customer additions came from AT&T Wireless’ churn, our gross customer additions could be negatively affected by our acquisition of this subscriber source.

CINGULAR WIRELESS LLC

PART I

Item 1.     Business

As we dedicate more resources to new GSM voice technology, our TDMA offerings could become less attractive, resulting in a loss of customers and reduced profitability. We expect to continue operating our TDMA network for at least the next three years as customers migrate to GSM technology. Due to our overlay of GSM technology over our TDMA systems, and to encourage our customers to migrate to GSM service, we expect not to upgrade our TDMA network with the same robust features that we will provide on our GSM networks. Furthermore, as we dedicate more spectrum to GSM, our remaining TDMA customers may experience difficulties in using our TDMA services. As we introduce and market GSM service, we may price GSM products and services at more attractive levels than TDMA products and services to encourage our customers to migrate to our GSM service. Manufacturers are not expected to produce innovative TDMA handsets with the same multiplicity of features and attractiveness of design as handsets using other technologies. All of these potential developments could drive our TDMA customers to our competitors instead of to our GSM offerings and thereby reduce our market share and profitability.

If we fail to obtain access to additional spectrum, we may not be able to expand the geographic reach of Cingular-branded services, increase our customer base in areas we currently serve or meet the anticipated demand for new services. Although our acquisition of AT&T Wireless, our purchase of spectrum licenses from NextWave and our teaming with other parties in FCC auctions have generally provided us with access to sufficient spectrum to meet anticipated levels of usage and provide 3G services in the near term, we will need additional spectrum in certain markets. If we cannot obtain access to new markets through auctions, spectrum exchanges or leasing, acquisitions, joint ventures or other means, it could impede our growth. In addition, an inability to add spectrum in some of our existing markets could adversely affect the quality of service if the demand for wireless communications continues to increase at a rapid rate.

We are committing a substantial amount of capital to upgrade our wireless voice networks to offer advanced data services over a 3G network, but there can be no assurance that widespread demand for these services will develop. While demand for our advanced data services is growing, revenues from such sources are currently a small portion of our total revenues. Continued growth in wireless data services is dependent on increased development and availability of popular applications and improved availability of handsets and other wireless devices with features, functionality and pricing desired by customers. EDGE is a new technology and a limited number of applications and devices designed to operate on this technology are currently available. If applications and devices are not developed and do not become commercially accepted, our revenues and competitive position would be materially and adversely affected. We cannot give assurance that in the near future there will be widespread demand for advanced wireless data services or that data revenues will constitute a significant portion of our total revenues, nor can we provide assurance that this demand will develop at a level that will allow us to earn a reasonable return on our investment.

We have also committed to build over the next several years an advanced 3G network utilizing UMTS/HSDPA technology. Customer demand for this service is unknown, and demand for 3G services in Europe has generally been disappointing and in Asia has varied significantly. As these services are in their infancy in the U.S. and are being offered in a highly competitive market, we cannot provide assurance that these services can be priced at profitable levels. Significant challenges also exist to develop and produce at reasonable cost handsets that successfully address battery life, size and functionality issues. Furthermore, our own experience encouraging subscribers to migrate from TDMA to GSM service was that substantial handset subsidies were required. If we are unable to effectively promote and obtain reasonable penetration of this service in our subscriber base at adequate pricing levels, our ability to earn an acceptable rate of return on our investment and protect our operating margins would be jeopardized.

Our choice for the next generation of technology, UMTS/HSDPA, is a new technology, which could become obsolete and/or not commercially accepted, which could result in a delay in offering new services.

CINGULAR WIRELESS LLC

PART I

Item 1.     Business

New high-speed 3G wireless services are now being offered by wireless carriers in the U.S. that combine the attributes of faster speed, greater data capability, better portability and greater functionality than services provided over existing networks. We have chosen UMTS/HSDPA as our advanced 3G technology, but we believe that there will be multiple, competing technological standards, several options within each standard, vendor-proprietary variations and rapid technological innovation. Other technologies could emerge as preferred data networks for some services and, if those technologies are widely accepted, we may miss the opportunity to offer those services because of our technology choice. There is a risk that UMTS/HSDPA could be inadequate or become obsolete as 4G technologies are developed.

We rely on roaming arrangements with other carriers, which we may be unable to obtain or maintain in the future. We may not continue to be able to obtain or maintain roaming agreements with other wireless providers on terms that are acceptable to us. Our customers automatically can access another provider’s analog cellular or digital system only if the other provider allows our customers to roam on its network. We rely on agreements to provide roaming capability to our customers in many areas outside our service area and to improve coverage within our network footprint. Some competitors may be able to obtain lower roaming rates than we do because they have larger call volumes or because of their affiliations with, or ownership of, wireless providers, or may be able to reduce roaming charges by providing service principally over their own network. In addition, the quality of service that a wireless provider delivers during a roaming call may be inferior to the quality of service we or our affiliates provide, the price of a roaming call may not be competitive with prices of other wireless providers for such a call, or our customers may not be able to use some of the advanced features, such as voicemail notification, that the customers enjoy when making calls within our network. Finally, we may not be able to continue to obtain roaming agreements for our GSM/GPRS, EDGE, and other next-generation products and services with pricing or coverage we desire.

Alltel is acquiring Western, which is one of our significant GSM roaming partners. If the combined company replaces Western’s GSM network with CDMA technology, which Alltel uses, we would lose a valuable GSM roaming partner. In such case, we would have to replace them or build our own GSM network in the Western service area to provide service there.

In all markets where our roaming providers operate, we are at risk because we do not control those entities. As a result, we may not be able to compel them to participate in our technology migration and enhancement strategies or to expand their coverage areas. Our ability to provide service on a nationwide level and to implement our next-generation strategy could be adversely affected if these providers are unable or unwilling to participate in the further development of our digital network, or if they cease to provide services comparable to those we offer on our networks. Some of these carriers are still building their GSM/GPRS/EDGE networks, primarily in rural areas. If those carriers are delayed or prevented from completing their GSM/GPRS/EDGE networks, or if they cease doing business, our customers might be unable to roam on those networks when out of their home service areas, or they may have to roam on carriers’ networks with which we have less favorable roaming agreements. To the extent our roaming providers that have developed GSM/GPRS do not deploy EDGE or UMTS technology, our ability to expand our EDGE and UMTS service area beyond our own network will be limited, which could adversely affect demand for the service. If we lose the ability to rely on roaming providers to provide service in an area, we may be required to commit capital resources to the construction of our own network in those areas rather than to the pursuit of other business opportunities.

Our business expansion and network upgrade will require substantial additional capital, and we are now dependent on SBC and BellSouth to provide working capital and long-term financing. We will require substantial capital for acquisitions of systems, construction of network infrastructure, concluding our technology migration and upgrade plan, expanding our network capacity, investing in joint venture affiliates

CINGULAR WIRELESS LLC

PART I

Item 1.     Business

and making other capital investments. As a result of our acquisition of AT&T Wireless, our needs for working capital and funds for debt repayment and long-term financing have significantly increased.

The actual amount of capital required may vary materially from our current estimates. Unforeseen delays, cost overruns, regulatory changes, engineering and technological changes, legal costs and judgments and other factors may also require additional funds.

As a result of the cash needs described above, we may need to incur significant amounts of additional financing. SBC and BellSouth have committed to provide us with working capital financing, and in light of that we have terminated our commercial paper and bank financing arrangements. If SBC or BellSouth are unable or unwilling to finance our operating and capital needs on a timely basis, we would be unable to pursue our business plan or meet our financial obligations, unless SBC and BellSouth are willing to permit us to seek third party financing.

Delay in completing our network expansion in California and Nevada could result in substantially greater operating expenses. Our agreement to dissolve our GSMF venture with T-Mobile required us to sell to them our California and Nevada network assets and allowed T-Mobile to receive the New York network assets. We will be required to expand the networks acquired in our AT&T Wireless acquisition in those locations and, pending completion of our expansion, we have the right to utilize the networks transferred to T-Mobile for a four-year transition period. We have committed to purchase at least $1.2 billion of minutes over this term. In the event that our expansion is not completed in a timely manner, our operating costs will substantially increase.

Termination or impairment of our relationship with a small number of key suppliers or vendors could adversely affect our revenues and results of operations. We have developed relationships with a small number of key vendors, including Nokia Mobile Phones, Inc., Sony Ericsson Mobile Communications, Siemens, LG InfoComm U.S.A., Inc., Motorola, Inc., NEC Corporation, and Samsung Electronics Co., Ltd. for our supply of wireless handsets and devices; Nortel Networks, Inc., Ericsson, Nokia Networks, Inc., Siemens and Lucent for our supply of telecommunications infrastructure equipment; Convergys Information Management Group and StarTek, Inc. for billing or customer care services; Bechtel Corporation for build-out of our networks; and Siebel Systems, Inc., Sun Microsystems, Inc. and Cisco Systems, Inc. for information systems. We do not have operational or financial control over our key suppliers and have limited influence with respect to the manner in which these key suppliers conduct their businesses. If these companies were unable to honor, or otherwise failed to honor their obligations to us, or terminated their relationship with us, we could experience disruptions of our business and adverse effects on our revenues and results of operations.

We have an agreement with Research in Motion Limited (RIM), to purchase Blackberry® hand-held devices for use in our data communications business. In litigation against RIM by various patent holders, a court has held that these devices infringe several patents. If we cannot obtain these or comparable devices from RIM on a reasonable financial basis, it could impair our profit margins and disrupt our wireless data business.

Our lack of control over a large part of our distribution network could hurt our ability to grow our customer base. As of December 31, 2004, we had over 260,000 distribution channels, of which only 2,600 were our own stores or kiosks. We rely heavily upon independent agents, national retailers and the distribution channels of SBC and BellSouth to sell our products and services. Many of these distributors also sell communications products and services of other companies, and we cannot completely control the marketing messages they use in their selling efforts or their preferences to sell our products and services as opposed to those of our competitors. As a result, our distribution channels may be ineffective to a degree

CINGULAR WIRELESS LLC

PART I

Item 1.     Business

that we cannot directly address, which would hurt our ability to generate new customer additions and maximize revenues.

The potential impact of unionization and organizing activities, which we expect will increase, could adversely affect our costs and results of operations. All of our businesses, excluding joint ventures, are subject to various agreements with the CWA. These agreements contain provisions requiring us to maintain neutrality if the union conducts an organizing campaign and requiring us to allow employees to vote to unionize by presenting authorization cards rather than participating in a more difficult secret ballot process conducted by the National Labor Relations Board. In an effort to gain recognition in the areas not already covered by a contract, union activity may increase. We believe that no other national wireless provider currently employs a unionized workforce to any significant extent. At the expiration of the CWA agreements, a work stoppage could prevent us from providing service to our customers in the areas covered by the expired contracts and possibly result in customer loss and a reduction in revenue.

Because some of our operations are conducted through joint ventures with other companies, we cannot control all aspects of our business, and disputes with our partners may damage our reputation as a nationwide brand. Despite our commitments to provide substantial funds to joint venture affiliates, we do not have control of their managements. If we experience disagreements with our partners, it could adversely affect our ability to serve some of our customers and profitably grow our business.

Factors Relating to Our Industry

We may be adversely affected by the significant changes expected in the wireless communications industry. The wireless communications industry is experiencing significant changes. These include evolving industry standards, ongoing improvements in the capacity and quality of digital technology, shorter development cycles for new services, evolution to new 3G standards, changes in end-user needs and preferences and high costs and customer churn due to implementation of wireless local number portability. Also, alternative technologies are developing for the provision of services to customers that may provide wireless communications services or alternative services superior to those available from us. Accordingly, there can be no assurance that technological changes will not materially adversely affect us.

Industry growth will be affected by increased market penetration. Currently, the penetration rate in the wireless communications market is approximately 62%. Although this market continues to grow, increased penetration will have the effect of slowing customer growth, and gross customer additions of any carrier will increasingly have to be obtained from other carriers’ churn. Currently, we believe that approximately 70% of our gross additions were formerly customers of another wireless carrier. If this condition continues, we expect competition to intensify and our customer growth to be increasingly dependent on reducing our churn rate.

Our operating results, including our profit or loss, margins, and cash flow generation, may fluctuate on a quarterly basis, and may not be representative of our results for the full year. The wireless industry, including our company, has experienced a trend of generating a significantly higher number of customer additions in the fourth quarter of each year as compared to the other three fiscal quarters. A number of factors contribute to this trend, including the increasing use of retail distribution, which is dependent upon the year-end holiday shopping season, the timing of new product and service announcements and introductions, competitive pricing pressures and aggressive marketing and promotions. Strong fourth quarter results for customer additions may not continue for the wireless industry or for us. The number of our customer additions in the fourth quarter could decline for a variety of reasons, including our inability to match or beat pricing plans offered by competitors, failure to adequately promote our products, services and pricing plans, failure to have an adequate supply or selection of handsets or lower demand for wireless

CINGULAR WIRELESS LLC

PART I

Item 1.     Business

services. If in any year fourth quarter results fail to significantly improve upon customer additions from the year’s previous quarters, this could adversely impact the growth of our subscriber base, which could limit revenue growth in subsequent periods.

The revenues we generate from subscribers roaming on our network, as well as the expenses we incur related to our subscribers roaming on other carriers’ networks, fluctuate on a quarterly basis, with increases typically occurring during the summer months due to an increase in travel during these periods. These fluctuations may result in higher or lower roaming revenues and expenses in any given quarter, thereby increasing or decreasing our profit or loss for that quarter. Our capital expenditures vary due to the timing of network expansion, network upgrades and market launches. The timing of our capital expenditures will impact the cash flow we generate in any given quarter and may not be representative of our cash flow for the full year. Our churn levels may fluctuate from quarter to quarter depending on the number of expiring contracts or other factors. Our operating margins could fluctuate from quarter to quarter, depending on marketing expenses, significant fluctuations in the number of new subscribers and our customer retention efforts.

Our operations are subject to substantial government regulation, which could significantly increase our costs and increase customer churn. Many aspects of our business are regulated to varying degrees by the FCC and some state and local regulatory agencies. The adoption or change of regulations could significantly increase our costs and increase customer churn. For example, the FCC, together with the Federal Aviation Administration, regulates tower marking and lighting. In addition, the FCC and the states are increasingly looking to the wireless industry to fund various initiatives, including universal service programs, local telephone number portability, services for the hearing-impaired and emergency 911 networks. Furthermore, many states have imposed significant taxes on the wireless industry and are attempting to regulate consumer protection matters. We are also subject to environmental protection and health and safety regulation, including limits on radio frequency energy from wireless handsets and towers. The failure to comply with any of these regulations, even if hardware and software solutions are not readily available from manufacturers and suppliers, can result in significant penalties.

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

CINGULAR WIRELESS LLC

PART I

Item 1.     Business

above. In addition, an adverse outcome or settlement in the existing and/or any further litigation against us or any other provider of wireless services could have a material adverse effect on our results of operations, financial condition and/or prospects.

Equipment failure and disasters may adversely affect our operations. A major equipment failure or a natural disaster, terrorist act or other breach of network or IT security that affects our wireless telephone switching offices, microwave links, third-party owned local and long distance networks on which we rely, our cell sites or other equipment or the networks of other providers on which our customers roam could have a material adverse effect on our operations. While we have insurance coverage for some of these events, our inability to operate our wireless system, even for a limited time period, may result in a loss of customers or impair our ability to attract new customers, which would have a material adverse effect on our business, results of operations and financial condition.

The restricted supply of new telephone numbers could limit or delay our growth in California and some other states. The supply of new telephone numbers in some areas of the U.S. is near exhaustion due to rapidly growing customer demand for additional numbers for wireless handsets and pagers, as well as for Internet access and private branch exchange systems or private telephone networks used within enterprises. Many states have imposed restrictions on carriers’ access to additional numbers, creating shortages and delay in obtaining needed number resources. If we are unable to obtain a sufficient supply of new telephone numbers, our ability to increase our customer base would be adversely affected.

Factors Relating to Our Arrangements with SBC and BellSouth

SBC and BellSouth may transfer their controlling interests in us and cease to be subject to certain obligations that benefit us, including exclusivity provisions. Under our limited liability company agreement and the stockholders’ agreement among our manager, SBC and BellSouth, each of SBC and BellSouth will cease to be subject to many of the restrictions imposed on it that benefit and protect us, such as restrictions on competition and acquisitions of other wireless businesses, once its ownership interest falls below 10%. Although both SBC and BellSouth are subject to a number of transfer restrictions, each of them may, under the circumstances described in Item 13, “Certain Relationships and Related Transactions — Our Limited Liability Company Agreement”, sell its interests in us and its common stock in our manager to third parties, subject to a right of first refusal of the respective other party, or spin-off or split-off its interests in us or its stock in our manager to its shareholders. In addition, we may lose any competitive advantage we currently gain from our agency relationships and service bundling offerings with SBC and BellSouth.

SBC and BellSouth may compete with us in the areas of fixed wireless voice and data services and may resell our services under their own brand names inside their service territories after specified future dates. SBC and BellSouth have agreed in our limited liability company agreement to engage in the provision of U.S. mobile wireless voice and data services only through us and our subsidiaries, but the agreement is subject to significant exceptions, including an exception that permits them to market and sell fixed wireless voice and fixed wireless data services and to market and sell wireless services in areas in which we, our subsidiaries or joint venture affiliates are not providing Cingular-branded services pursuant to FCC licenses. SBC and BellSouth engage in other competitive activities, such as “Wi-Fi” wireless data service. SBC and BellSouth are permitted to resell our services under their own brand names outside their service territories. In addition, if BellSouth or SBC terminates its wireless agency agreement, it may resell our wireless services in its respective service territories.

The arrangements that we have with SBC and BellSouth were established by SBC and BellSouth, and may not be as advantageous as similar agreements negotiated with unaffiliated third parties. We have entered

CINGULAR WIRELESS LLC

PART I

Item 1.     Business

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

Under the terms of agreements with SBC and BellSouth, the scope of our potential business is limited, which could hurt the growth of our business. We have agreed with SBC and BellSouth that, without their consent, we may not enter into any business other than U.S. and limited foreign mobile wireless voice and data businesses. These restrictions could limit our ability to grow our business through initiatives such as expansion into additional markets and acquisitions of wireless providers that are also engaged in other businesses outside of our permitted activities. These restrictions may also preclude us from pursuing other attractive related or unrelated business opportunities.

SBC and BellSouth control all important decisions affecting our governance and our operations and may fail to agree on important matters. Under the terms of our limited liability company agreement, our management is exclusively vested in our Manager. Both the board of directors and the strategic review committee of our Manager are comprised of six directors: three elected by SBC and three elected by BellSouth. Substantially all important decisions of our Manager must be approved by its strategic review committee. It is possible that the committee may be deadlocked regarding matters that are very important to us. Although deadlocks are to be resolved by the chief executive officers of SBC and BellSouth, if they cannot agree, inaction or disputes may result, which could, among other things, result in us losing important opportunities.

SBC and BellSouth may have conflicts of interest with us and with each other. Conflicts of interest may arise between us and SBC and BellSouth and with each other when faced with decisions that could have different implications for us and SBC or BellSouth, including technology decisions, financial budgets, repayment of member loans from SBC and BellSouth, the payment of distributions by us, business activities and other matters. They may also take action that favors their businesses and the interests of their shareholders over our wireless business and the interests of our debt holders. Because SBC and BellSouth control us, conflicts of interest could be resolved in a manner adverse to us or our debt holders. Therefore, we may not always be able to use our resources in the best interest of advancing our business. Any of these types of conflicts could impede our relationship with our members, their ability to manage us efficiently or our ability to operate our business in the best interests of our security holders.

Item 2.	Properties

We lease our corporate headquarters buildings in Atlanta, Georgia. We also maintain administrative and sales offices, customer care call centers, retail sales locations, switching centers, cell tower sites and data centers throughout the U.S. Most locations are generally leased to provide maximum flexibility. Switching centers and data centers are frequently owned due to their critical role in our operations and high set-up and relocation costs.

We continue to maintain the leased office space that had previously been the corporate headquarters of AT&T Wireless in Redmond, Washington.

CINGULAR WIRELESS LLC

PART I

Item 2.	Properties

Plant and equipment used to provide wireless services consist of:

•	switching, transmission and receiving equipment,

•	connecting lines (cables, wires, poles and other support structures, conduits, etc.),

•	land and buildings,

•	easements and

•	other miscellaneous properties (work equipment, furniture and plants under construction).

As of December 31, 2004, we operated a direct distribution channel comprised of approximately 2,600 company-operated stores and kiosks. We have two centrally operated handset and accessory distribution centers, which are located in Memphis, Tennessee and Dallas, Texas. Network properties included nearly 45,000 cell sites. This cell site count excludes over 5,000 cell sites sold to T-Mobile related to the sale of the California and Nevada Cingular network on January 5, 2005.

We believe that our facilities are in good operating condition and are currently suitable and adequate for our business operations.

Item 3.	Legal Proceedings

NOTE: The claims identified as AT&T Wireless claims were filed against AT&T Wireless prior to the acquisition.

We and our subsidiaries, including AT&T Wireless, are parties to various legal actions and regulatory proceedings relating to matters that are incidental to the conduct of our business. These involve disputes with and inquiries by private parties and governmental entities over alleged patent infringement, agency and reseller relationships, alleged unfair competition, marketing (including unsolicited marketing calls to persons on the FTC’s National Do Not Call Registry), advertising, promotions, sales, labor practices, billing and collection practices and alleged health effects of wireless phones. We are also subject to claims incidental to the normal conduct of our business, including actions by customers, vendors and employees and former employees.

We and various affiliated entities are subject to state government inquiries over marketing practices in the wireless industry and are defendants in a number of purported class actions or representative actions brought on behalf of subscribers throughout the country regarding common law and statutory claims of misrepresentation, inadequate disclosure, unfair trade practices or breach of contract related to our advertising, promotions, sales, billing and collection practices. These include claims relating to the alleged practice, and alleged nondisclosure, of rounding up of partial minutes of airtime usage to full minute increments, send-to-end billing, charging early termination fees, post-cancellation billing practices, billing for recovery costs associated with regulatory programs, billing for roaming calls, locking of handsets and other practices and charges, as well as the adequacy of our wireless coverage and the quality of service. The actions are in various stages of the investigation and litigation processes. Plaintiffs in most of these putative class actions and representative actions have not specified the alleged damages they seek.

We and various affiliated entities are defendants in a number of cases in various courts involving claims by former agents and resellers who allege that we breached our contracts with those agents and resellers, have tortiously interfered with their contractual relationships with others by terminating our relationships with them and have engaged in unfair competition. Some of the complaints have further alleged that we are a franchisor under applicable state franchise law and have violated franchise laws in our relationship with

CINGULAR WIRELESS LLC

PART I

Item 3.	Legal Proceedings

them. State franchise laws often provide for treble damages for violations. We believe that we are not a franchisor under state law in these cases.

In September 2004, the California Public Utilities Commission voted to fine us $12 million and to require us to pay restitution to customers for alleged violations of California’s consumer protection laws. We are appealing that decision.

We and AT&T Wireless are defendants in a lawsuit brought by Freedom Wireless, Inc. alleging patent infringement related to prepaid wireless service. The case is pending in the U.S. District Court for the District of Massachusetts, and the trial for this matter commenced in late February 2005. The trial could last at least two months. The plaintiff is expected to seek approximately $250 million in monetary damages from us and AT&T Wireless, as well as injunctive relief. Boston Communications Group, Inc. (BCGI), whose prepaid technology platform we have used and whose technology is alleged to infringe two patents held by Freedom Wireless, has agreed to indemnify us and AT&T Wireless with respect to the claims asserted in this litigation. Financial and other information regarding BCGI can be obtained at www.bcgi.net. (This web site address is an inactive textual reference included for information only and is not intended to be an active link or to incorporate any web site information into this document.)

While more research needs to be conducted and is being conducted on the subject, the research conducted to date does not demonstrate that use of a wireless phone has any adverse health effects, according to the U.S. Food and Drug Administration’s Center for Devices and Radiological Health (the FDA). The FDA stated in July 2001: “The available scientific evidence does not show that any health problems are associated with using wireless phones. There is no proof, however, that wireless phones are absolutely safe.” The FDA shares regulatory responsibility for wireless phones with the FCC. The FCC relies on the FDA and other health agencies for safety questions about wireless phones. The FDA is party to the Cooperative Research and Development Agreement with the Cellular Telecommunications and Internet Association, of which we and other wireless companies are members. Pursuant to this agreement, the parties have agreed to support research regarding wireless phone safety. We and various affiliated entities are defendants in lawsuits alleging personal injuries, including brain cancer, from wireless phone use. We and various affiliated entities are also defendants in purported class actions that allege adverse health effects caused by wireless phone use and also allege fraudulent conduct, participation in conspiracies and other wrongful conduct by wireless phone manufacturers, service providers and others. Plaintiffs seek various forms of relief, including compensatory and punitive damages, and/or injunctive and equitable relief.

In a purported consumer class action against AT&T Wireless filed in Texas pertaining to service quality, the named plaintiffs at one time asserted claims for compensatory and punitive damages totaling $100 million. That case was dismissed and then reversed by the court of appeals; AT&T Wireless’ motion for review in the Texas Supreme Count was granted.

A series of class-action cases have been filed against us and AT&T Wireless, as well as our major competitors, alleging that we and the other defendants have violated federal and state antitrust laws and/or committed unfair or deceptive trade practices by allegedly restricting the portability of wireless handsets between carriers.

Several class-action lawsuits have been filed against AT&T Corp., certain executives of AT&T Corp. and AT&T Wireless and a group of investment banking firms asserting claims under the federal securities laws. The complaints assert claims that AT&T Corp. made material misstatements concerning earnings and financial condition, while omitting other material information, allegedly to maximize proceeds from the offering of AT&T Wireless Group tracking stock in April 2000 and/or to avoid paying a cash guarantee in

CINGULAR WIRELESS LLC

PART I

Item 3.	Legal Proceedings

connection with the MediaOne acquisition. The plaintiffs have demanded damages in excess of $2.1 billion related to the offering of AT&T Wireless Group tracking stock. In connection with the split-off, certain provisions of the Separation Agreement between AT&T Wireless and AT&T Corp. may result in AT&T Wireless’ being allocated a portion of the liabilities, if any, arising out of these actions to the extent they relate to AT&T Wireless Group tracking stock.

AT&T Wireless has been named as a defendant, along with another wireless carrier and several wireless phone manufacturers, in three class-action lawsuits alleging that existing phone equipment does not meet FCC requirements for 911 emergency call processing. Damages have not been specified, although plaintiffs are seeking injunctive and equitable relief.

AT&T Corp. has demanded arbitration of a claim that AT&T Wireless has breached agreements that were part of the split-off of AT&T Wireless from AT&T Corp. by agreeing with us in the context of the acquisition that certain stock options originally granted by AT&T Corp. and later converted into options to purchase AT&T Wireless stock would be cancelled upon consummation of the acquisition. Prior to the closing of the acquisition, we waived the requirement that these options be cancelled, and as a result, they were not cancelled. AT&T Corp. asserts that AT&T Wireless is obligated to pay compensation to option holders (even for those options that are “under water”) and asserts a claim for restitution from AT&T Wireless in the amount of $201 million.

While complete assurance cannot be given as to the outcome of any legal claims, we believe that any financial impact from litigation or regulatory proceedings would not be material to our business, financial position or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

None

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

There is no established trading market for our ownership interests. SBC indirectly owns approximately 60% of our ownership interests and BellSouth indirectly owns approximately 40% of our ownership interests. Cingular Wireless Corporation, our manager, owns a de minimis ownership interest in us.

We are required to make periodic distributions to our members on a pro rata basis in accordance with each member’s ownership interest in amounts sufficient to permit members to pay the tax liabilities resulting from allocations of income tax items from us. During 2001, we made distributions to members of $47 related to 2000 tax liabilities and $592 related to 2001 tax liabilities. Since we did not generate taxable income to the members in 2002, 2003 and 2004, we made no distributions in any of these years.

Additionally, we are required to distribute to our members 50% of our “excess cash”, as defined in our operating agreement, at the end of each fiscal year. Excess cash consists of all funds generated from our business, less forecasted cash needs for the upcoming fiscal year and distributions made to the members for their tax payments. Between 2002 and 2004, we were not required to make any distributions of excess cash to the members.

Furthermore, under a revolving loan agreement with SBC and BellSouth, free cash flow after repayment of the revolving loans thereunder and subordinated shareholder loans will be distributed to SBC and BellSouth. These distribution provisions supercede the distribution provisions described above to the extent they require a greater equity distribution.

Item 6.	Selected Financial Data

The following selected financial data should be read in conjunction with our consolidated financial statements and the notes thereto contained herein in Item 8, “Financial Statements and Supplementary Data”, the information contained herein in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the information contained herein in “Item 1, Business — Risk Factors — Factors Relating to our Business, — Factors Relating to our Industry and — Factors Relating to Our Arrangements with SBC and BellSouth”. Historical results are not necessarily indicative of future results.

Selected Historical Financial Information — Cingular Wireless LLC

The following table presents our selected historical consolidated financial and operating data from the date of our formation, April 24, 2000. The statements of income, balance sheets and cash flow presented in this table are derived from our audited historical consolidated financial statements and related notes. Operating data was derived from unaudited financial data. The results for the period April 24, 2000 to December 31, 2000 presented below include the contributed SBC and BellSouth Domestic Wireless Groups’ wireless operations from October 2, 2000, the contribution date; we had no meaningful results of operations prior to that date.

During the course of preparing our 2004 consolidated financial statements, we determined that our method of accounting for operating leases did not comply with the requirements of Statement of Financial Accounting Standards (SFAS) No. 13, Accounting for Leases and Financial Accounting Staff Board (FASB) Technical Bulletin No. 85-3 Accounting for Operating Leases with Scheduled Rent Increases. Historically, we have not assumed the exercise of available renewal options in accounting for operating leases. We reevaluated our accounting for operating leases and the related useful lives for depreciating leasehold improvements following publication of a letter issued by the Office of the Chief Accountant of the SEC on February 7, 2005. In light of our investment in each cell site, including acquisition costs and leasehold improvements, we have determined that the exercise of certain renewal options was reasonably assured at the inception of the leases. Accordingly, we have corrected our accounting to recognize rent expense, on a straight-line basis, over the initial lease term and renewal periods that are reasonably

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 6.	Selected Financial Data

assured, and to depreciate the associated leasehold improvements and other related assets over the lesser of their useful lives or their respective lease terms. The restated selected financial data below for the years ending December 31, 2000, 2001, 2002 and 2003 include the impact of the restatements. In addition, our GSMF infrastructure venture, accounted for under the equity method, reached a similar conclusion with respect to operating leases, requiring correction and restatement of its previously issued financial statements for the years ended December 31, 2003 and 2002. As a result, the selected financial data below for the years ending December 31, 2002 and 2003 reflects the restated net equity in losses of affiliates. See Note 2 to the accompanying consolidated financial statements in Item 8, “Financial Statements and Supplementary Data” for additional information related to the restatements for the years ending December 31, 2002 and 2003. See footnote 11 below for further information related to the restatements of the years ending December 31, 2000 and 2001.

The 2004 data presented below is not necessarily comparable to that for 2003 or any other prior period as a result of the acquisition of AT&T Wireless, which closed in October 2004. AT&T Wireless’ results subsequent to that date have been included in our consolidated financial statements.

In 2003, to be consistent with industry practices, historical consolidated statements of income for all periods presented were reclassified to reflect billings to our customers for the Universal Service Fund (USF) and other regulatory fees as operating revenues and the costs related to payments into the associated regulatory funds as operating expenses. Operating income and net income for all periods were unaffected.

	Period from
	April 24, 2000	Year Ended December 31,
	to December 31
	2000(11)	2001(11)	2002	2003	2004

	(Restated)	(Restated)	(Restated)	(Restated)

	(Dollars in millions, except for operating data)
Statements of Income Data
Total operating revenues	$3,085	$14,268	$14,903	$15,483	$19,436
Total operating expenses(1)	2,709	11,746	12,407	13,229	17,908

Operating income	376	2,522	2,496	2,254	1,528
Income before provision for income taxes and cumulative effect of accounting change	123	1,674	1,217	1,005	143
Net income(2)	122	1,666	1,173	977	201
Balance Sheet Data (as of December 31)
Total assets	$17,998	$22,552	$24,136	$25,530	$82,238
Total long-term debt	11,280	12,466	12,546	12,592	23,857
Cash Flow Data
Net cash provided by operating activities	$1,062	$3,665	$3,592	$3,686	$3,320
Net cash used in investing activities	(1,218)	(3,945)	(3,585)	(3,368)	(41,077)
Net cash provided by (used in) financing activities	282	721	334	(87)	36,970
Capital expenditures(3)	959	3,156	3,085	2,734	3,449

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 6.	Selected Financial Data

	Period from
	April 24, 2000	Year Ended December 31,
	to December 31
	2000(11)	2001(11)	2002	2003	2004

	(Restated)	(Restated)	(Restated)	(Restated)

	(Dollars in millions, except for operating data)
Operating Data
Licensed cellular/PCS POPs (in millions) (end of period)(4)	189	219	219	236	290
Total cellular/PCS customers (in millions) (end of period)(5)	18.6	21.6	21.9	24.0	49.1
Net additions, cellular/PCS customers (in millions)	0.7	1.9	0.4	2.1	3.4
Cellular/PCS customer churn(6)	2.8%	2.9%	2.8%	2.7%	2.7%
Average cellular/PCS revenue per user (ARPU)(7)	$51.69	$52.91	$52.14	$51.32	$49.30
Ratio of earnings to fixed charges(8)	1.46	2.69	2.08	1.95	1.11
OIBDA (in millions)(9)	$795	$4,438	$4,345	$4,343	$4,605
OIBDA margin(10)	28.0%	33.5%	31.2%	30.5%	26.4%

(1)	Subsequent to November 2001, depreciation expense related to the assets transferred to GSMF is classified as a component of equity in net loss of affiliates and is no longer included in operating expenses.

(2)	For the year ended December 31, 2002, net income includes a cumulative effect of accounting change, net of tax, of $32 upon the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. See Note 5 to our audited financial statements included in Item 8.

(3)	Capital expenditures do not include capital expenditures and cash contributions related to our infrastructure venture, GSMF. See Note 6 to our audited financial statements included in Item 8.

(4)	Licensed POPs refers to the number of people residing in areas where we have licenses to provide cellular or PCS service.

(5)	Cellular/PCS customers include customers of other carriers served through reseller agreements. Effective 2001, cellular/PCS customers include customers associated with additional wireless businesses subsequently contributed by our members.

(6)	Cellular/PCS customer churn is calculated by dividing the aggregate number of cellular/PCS customers who cancel service during each month in a period by the total number of cellular/PCS customers at the beginning of each month in that period. Beginning in the first quarter of 2005 we will adopt a new reseller churn calculation methodology that, for resellers, is based on net disconnects, See “Consolidated Results of Operations, Year Ended December 31, 2004 Compared with the Year Ended December 31, 2003”.

(7)	ARPU is defined as cellular/PCS service revenues during the period divided by average number of cellular/PCS customers during the period. This metric is used to compare the recurring revenue amounts generated on our network to prior periods and internal targets. We believe that this metric provides useful information concerning the performance of our initiatives to attract and retain high value customers and the use of our network. For further discussion of ARPU and a reconciliation to its most comparable measure under generally accepted accounting principles (GAAP), see “ARPU Discussion” below.

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 6.	Selected Financial Data

(8)	Earnings consist of income before income taxes, extraordinary gain (loss), cumulative effect of accounting changes and fixed charges. Fixed charges include interest expense, capitalized interest and the portion of rent expense representing interest.

(9)	OIBDA is defined as operating income (loss) before depreciation and amortization. OIBDA differs from operating income (loss), as calculated in accordance with GAAP, in that it excludes depreciation and amortization. It differs from net income (loss), as calculated in accordance with GAAP, in that it excludes, as presented in our Consolidated Statements of Income: (1) depreciation and amortization, (2) interest expense, (3) minority interest expense, (4) equity in net income (loss) of affiliates, (5) other, net, and (6) provision (benefit) for income taxes. OIBDA does not give effect to cash used for debt service requirements and thus does not reflect available funds for distributions, reinvestment or other discretionary uses. OIBDA is not presented as an alternative measure of operating results or cash flows from operations, as determined in accordance with GAAP. Our calculation of OIBDA, as presented, may differ from similarly titled measures reported by other companies. For further discussion of OIBDA, including reasons we believe its presentation is useful, and a reconciliation to its most comparable measure under GAAP, see “OIBDA Discussion” below.

(10)	OIBDA margin is defined as OIBDA divided by service revenues.

(11)	Fiscal periods ending December 31, 2001 and 2000 have been restated for items discussed above. As a result of these restatements, our financial statements as of December 31, 2001 and 2000 and for the fiscal periods then ended have been adjusted as follows:

	Year Ended		Year Ended
	December 31,		December 31,
	2001		2001
	(as reported)	Adjustments	(as restated)

	(Dollars in millions)
Total operating expenses	$11,720	$26	$11,746
Operating income	$2,548	$(26)	$2,522
Income before provision for income taxes and cumulative effect of accounting change	$1,700	$(26)	$1,674
Net income	$1,692	$(26)	$1,666
Total assets	$22,530	$22	$22,552
Ratio of earnings to fixed charges	2.73	(0.04)	2.69
OIBDA	$4,469	$(31)	$4,438
OIBDA margin	33.8%	(0.3)%	33.5%

	Period from		Period from
	April 24, 2000		April 24, 2000
	to		to
	December 31,		December 31,
	2000		2000
	(as reported)	Adjustments	(as restated)

	(Dollars in millions)
Total operating expenses	$2,704	$5	$2,709
Operating income	$381	$(5)	$376
Income before provision for income taxes and cumulative effect of accounting change	$128	$(5)	$123
Net income	$127	$(5)	$122
Total assets	$17,981	$17	$17,998
Ratio of earnings to fixed charges	1.49	(0.03)	1.46
OIBDA	$802	$(7)	$795
OIBDA margin	28.2%	(0.2)%	28.0%

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 6.	Selected Financial Data

OIBDA Discussion

OIBDA is defined as operating income (loss) before depreciation and amortization. Although we have used substantively similar measures in the past, which we called “EBITDA”, we now use the term OIBDA to describe the measure we use as it more clearly reflects the elements of the measure. OIBDA margin is calculated as OIBDA divided by services revenue. These are non-GAAP financial measures. They differ from operating income (loss) and operating margin, as calculated in accordance with GAAP, in that they exclude depreciation and amortization. They differ from net income (loss), as calculated in accordance with GAAP, in that they exclude, as presented in our Consolidated Statements of Income: (i) depreciation and amortization, (ii) interest expense, (iii) minority interest expense, (iv) equity in net income (loss) of affiliates, (v) other, net, and (vi) provision (benefit) for income taxes. We believe these measures are relevant and useful information to our investors as they are an integral part of our internal management reporting and planning processes and are important metrics our management uses to evaluate the operating performance of our consolidated operations. They are used by management as a measurement of our success in acquiring, retaining and servicing customers because we believe these measures reflect our ability to generate and grow subscriber revenues while providing a high level of customer service in a cost-effective manner. Management also uses these measures as a method of comparing our performance with that of many of our competitors. The components of OIBDA include the key revenue and expense items for which our operating managers are responsible and upon which we evaluate their performance. Lastly, we use this measure for planning purposes and in presentations to our board of directors, and we use multiples of this current or projected measure in our discounted cash flow models to determine the value of our licensing costs and our overall enterprise valuation.

OIBDA excludes other, net, minority interest expense and equity in net income (loss) of affiliates, as these do not reflect the operating results of our subscriber base and our national footprint that we utilize to obtain and service our subscribers. Equity in net income (loss) of affiliates represents our proportionate share of the net income (loss) of affiliates in which we exercise significant influence, but do not control. As we do not control these entities, our management excludes these results when evaluating the performance of our primary operations. Although excluded, equity in net income (loss) of affiliates may include results that are material to our overall net income (loss). OIBDA also excludes interest expense and the provision (benefit) for income taxes. Excluding these items eliminates the expenses associated with our capitalization and tax structures. Finally, OIBDA excludes depreciation and amortization, in order to eliminate the impact of capital investments.

We believe OIBDA as a percentage of services revenue to be a more relevant measure of our operating margin than OIBDA as a percentage of total revenue. We generally subsidize a portion of our handset sales, all of which are recognized in the period in which we sell the handset. This results in a disproportionate impact on our margin in that period. Management views this equipment subsidy as a cost to acquire or retain a subscriber, which is recovered through the ongoing service revenue that is generated by the subscriber. We also use service revenue to calculate margin to facilitate comparison, both internally and externally with our competitors, as they calculate their margins using service revenue as well.

There are material limitations to using these non-GAAP financial measures, including the difficulty associated with comparing these performance measures as we calculate them to similar performance measures presented by other companies, and the fact that these performance measures do not take into account certain significant items, including depreciation and amortization, interest, tax expense and equity in net income (loss) of affiliates, that directly affect our net income or loss. Management compensates for these limitations by carefully analyzing how our competitors present performance measures that are similar in nature to OIBDA as we present it, and considering the economic effect of the excluded expense items independently as well as in connection with its analysis of net income (loss) as calculated in accordance

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 6.	Selected Financial Data

with GAAP. OIBDA and OIBDA margin should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with accounting principles generally accepted in the U.S. OIBDA and OIBDA margin, as we have defined them, may not be comparable to similarly titled measures reported by other companies.

ARPU Discussion

ARPU is defined as cellular/ PCS service revenues during the period divided by average cellular/ PCS customers during the period. This metric is used to compare the recurring revenue amounts generated on our cellular/PCS network to prior periods and internal targets. We believe that this metric provides useful information concerning the performance of our ongoing initiatives to attract and retain high value customers and the use of our network.

              Reconciliation of Non-GAAP Financial Measures to GAAP Financial Measures.

	April 24, 2000	Year Ended December 31,
	to December 31
	2000	2001	2002	2003	2004

	(Restated)	(Restated)	(Restated)	(Restated)

	(Dollars in millions)
OIBDA
Income (loss) before cumulative effect of accounting change	$122	$1,666	$1,205	$977	$201
Plus: Interest expense	231	822	911	856	900
Plus: Minority interest expense	32	122	123	101	86
Plus: Equity in net loss of affiliates	(3)	68	274	333	415
Plus: Other, net	(7)	(164)	(29)	(41)	(16)
Plus: Provision (benefit) for income taxes	1	8	12	28	(58)
Operating income (loss)	376	2,522	2,496	2,254	1,528
Plus: Depreciation and amortization	419	1,916	1,849	2,089	3,077
OIBDA	$795	$4,438	$4,345	$4,343	$4,605
ARPU
Service revenues	$2,844	$13,229	$13,922	$14,223	$17,473
Less: Mobitex network service revenues	36	185	189	220	209
Service revenue used to calculate ARPU	$2,808	$13,044	$13,733	$14,003	$17,264

Selected Historical Financial Information — SBC Domestic Wireless Group

The following table presents selected historical consolidated financial and operating data of the SBC Domestic Wireless Group. The statements of operations and cash flow data for the period ended October 2, 2000 are derived from the audited financial statements of the SBC Domestic Wireless Group. We derived the operating data from unaudited financial reports of the SBC Domestic Wireless Group.

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 6.	Selected Financial Data

The historical financial information includes the results of operations and cash flows for the SBC Domestic Wireless Group for the period ended October 2, 2000. Historical financial information also includes the results of operations and cash flows for acquisitions from their dates of acquisition and includes the results of operations and cash flows from various disposed assets until their dates of disposition. The revenues and expenses presented below have not been adjusted for the USF and other regulatory fees as previously noted in our historical financial information as such amounts are immaterial.

Period from
January 1, 2000
through
October 2, 2000

(Dollars in millions,
except operating
data)
Statements of Operations Data
Total operating revenues	$6,100
Total operating expenses	4,812

Operating income	1,288
Income before provision for income taxes, extraordinary gain and cumulative effect of accounting changes	917
Net income(1)	$586
Cash Flow Data
Net cash provided by operating activities(2)	$620
Net cash used in investing activities	(2,528)
Net cash provided by financing activities	1,965
Capital expenditures	704
Operating Data
Total cellular/ PCS customers (in millions) (end of period)(3)	13.2
Cellular/ PCS customer churn(4)	2.6%

(1)	In September 2000, adjustments related to calculations of a gain in 1999 on the required disposition of the 20 Midwestern cellular properties following the Ameritech merger resulted in an additional extraordinary gain of $36, net of taxes of $24.

(2)	Net cash provided by operating activities for the period ended October 2, 2000 reflects a tax payment of $1,102 associated with the sale of the 20 Midwestern cellular properties referenced in note (1).

(3)	Cellular/ PCS customers of other carriers include customers served through reseller agreements.

(4)	Cellular/ PCS customer churn is calculated by dividing the aggregate number of cellular/ PCS customers who cancel service during each month in a period by the total number of cellular/ PCS customers at the beginning of each month in that period.

Selected Historical Financial Information — BellSouth Domestic Wireless Group

The following table presents summary historical consolidated financial and operating data of the BellSouth Domestic Wireless Group. The statements of operations and cash flow data for the period ended October 2, 2000 are derived from the audited financial statements of the BellSouth Domestic Wireless

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

Period from
January 1, 2000
through
October 2, 2000

(Dollars in
millions, except
operating data)
Statements of Operations Data
Total operating revenues	$3,102
Total operating expenses	2,723

Operating income	379
Income before provision for income taxes	194
Net income	$114
Cash Flow Data
Net cash provided by operating activities	$826
Net cash used in investing activities	(1,347)
Net cash provided by financing activities	553
Capital expenditures	461
Other Operating Data
Total cellular/ PCS customers (in millions) (end of period)(1)	5.7
Cellular/ PCS customer churn(2)	2.5%

(1)	Cellular/ PCS customers include customers of other carriers served through reseller agreements.

(2)	Cellular/ PCS customer churn is calculated by dividing the aggregate number of cellular/ PCS customers who cancel service during each month in a period by the total number of cellular/ PCS customers at the beginning of each month in that period.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our Business

We earn revenues and generate cash primarily by offering a comprehensive variety of high-quality wireless voice and data communications services and products. Our services are available in a variety of postpaid pricing plans and prepaid service arrangements. Our voice and data offerings are tailored to meet the communications needs of targeted customer segments, including youth, family, active professionals, local and regional businesses and major national corporate accounts.

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

At December 31, 2004, after our fourth quarter 2004 acquisition of AT&T Wireless Services, Inc. (AT&T Wireless) and exchange of properties with Triton PCS Holdings, Inc. (Triton), we served 49.1 million voice and data customers over our cellular and personal communications services (PCS) networks and were the largest provider of wireless voice and data communications services in the United States (U.S.), based on the number of wireless customers. We had access to Federal Communications Commission (FCC) licenses to provide cellular or PCS wireless communications services covering an aggregate population (POPs) of 290 million, or approximately 98% of the U.S. population, including all of the 100 largest U.S. metropolitan markets.

Although we are required to divest certain wireless services and spectrum licenses in order to comply with conditions imposed by the FCC and the U.S. Department of Justice (DOJ) in connection with their approvals of the AT&T Wireless acquisition, these divestitures are not expected to materially affect our ability to provide services in such markets or adversely affect our overall business or financial prospects. See Note 20 to our consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data”.

AT&T Wireless Acquisition

On October 26, 2004, Cingular Wireless Corporation (our Manager) acquired AT&T Wireless for an aggregate consideration of approximately $41,000 in cash. On October 27, 2004, our Manager sold to us all of its interest in AT&T Wireless. At the acquisition date, AT&T Wireless served nearly 22 million customers over its cellular and PCS networks in the U.S. and the Caribbean. AT&T Wireless also held equity interests in U.S. and international communications ventures, corporations and partnerships. For further information, see Note 3 to our consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data”.

The addition of licensed and facilities-covered spectrum as a result of the acquisition of AT&T Wireless will enhance the breadth and spectrum depth of our footprint and our ability to offer new services. We expect that it will also enable improved customer satisfaction and retention as a result of enhanced call clarity and reduced call interruptions. These improvements are critical to our strategy of retaining customers in light of industry trends that the wireless market is maturing and as competitors seek to distinguish themselves through attractive service offerings and quality customer service in order to maintain operating margins. Our ability to achieve these objectives is dependent on our ability to quickly and efficiently integrate AT&T Wireless’ operations into our own and realize anticipated cost savings.

We expect our operating performance initially to be adversely affected as a result of our acquisition of AT&T Wireless. In the third and fourth quarters of 2004, we incurred $288 of integration costs and expect integration costs to continue in 2005 as we begin to more fully integrate their operations with ours. In addition, during the fourth quarter of 2004, we began recording significant non-cash amortization expenses that will continue over the next few years as a result of purchase accounting adjustments related to the acquisition. For further information, see Note 5 to our consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data”. Although we have begun to realize cost savings and improvements in the operating performance of our combined operations, the more significant cost synergies will not occur until later in 2005 from the elimination of redundant facilities, advertising costs, staff functions, capital expenditures and other resources. We expect these synergy savings to partially offset integration costs and higher amortization expense in 2005 and then contribute to higher operating margins, beginning during 2006.

Consistent with generally accepted accounting principles (GAAP), the discussion of our results of operations for the year ended December 31, 2004 includes the financial results of AT&T Wireless for the

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

last 67 days of the period. The inclusion of these results may render direct comparisons with the results for prior periods less meaningful. Accordingly, the discussion below addresses, where appropriate, trends we believe are significant, separate and apart from the impact of the acquisition of AT&T Wireless.

Restatement of Consolidated Financial Statements

During the course of preparing our 2004 consolidated financial statements, we determined that our method of accounting for operating leases did not comply with the requirements of Statement of Financial Accounting Standards (SFAS) No. 13, Accounting for Leases and Financial Accounting Staff Board (FASB) Technical Bulletin No. 85-3, Accounting for Operating Leases with Scheduled Rent Increases. Historically, we have not assumed the exercise of available renewal options in accounting for operating leases. We reevaluated our accounting for operating leases and the related useful lives for depreciating leasehold improvements following publication of a letter issued by the Office of the Chief Accountant of the SEC on February 7, 2005. In light of our investment in each cell site, including acquisition costs and leasehold improvements, we have determined that the exercise of certain renewal options was reasonably assured at the inception of the leases. Accordingly, we have corrected our accounting to recognize rent expense, on a straight-line basis, over the initial lease term and renewal periods that are reasonably assured, and to depreciate the associated leasehold improvements and other related assets over the lesser of their useful lives or their respective lease terms. In addition, the Company’s infrastructure venture with T-Mobile USA, Inc. (T-Mobile), GSM Facilities, LLC (GSMF), accounted for under the equity method, reached a similar conclusion with respect to operating leases, requiring correction and restatement of its previously issued financial statements for the years ended December 31, 2003 and 2002.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations on and for the years ending December 31, 2003 and 2002 has been modified and updated to reflect the effects of these restatements.

Industry and Operating Trends

We compete for customers based principally on our reputation, network quality, customer service, price and service offerings. We face substantial and increasing competition in all aspects of our business. Our competitors are principally four national (Verizon Wireless, Sprint PCS, Nextel Communications and T-Mobile) and a large number of regional providers of cellular, PCS and other wireless communications services, as well as resellers. In addition, we may experience significant competition from companies that provide similar services using other current or future communications technologies and services. Our management focuses on the key wireless industry drivers of customer penetration, average revenue per user (ARPU), operating income including OIBDA and reputation within the wireless industry to evaluate our performance.

The wireless telecommunications industry is continuing to grow and consolidate; however, a high degree of competition exists among the current five national carriers, their affiliates and the smaller regional carriers. This competition and other factors, such as the implementation of wireless local number portability, will continue to put pressure on pricing, margins and customer churn (see Note 6 to “Selected Historical Financial Information — Cingular Wireless LLC” for a definition of customer churn) as the carriers compete for potential customers. Future carrier revenue growth is highly dependent upon the number of net customer additions a carrier can achieve and the ARPU derived from its customers. Our ARPU has weakened over the past several years declining from $52.91 to $49.30 over the past four years. This trend has resulted from increased numbers of customers and decelerating revenue growth caused primarily by:

•	decreased roaming revenues due to lower negotiated roaming rates and broader coverage footprints, which obviate the need for roaming;

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	increased competition, which has reduced pricing generally; and

•	expansion of subscriber bases to customers on lower price plans, such as prepaid, reseller plans and our FAMILYTALK® and similar plans targeting different market segments.

As none of these trends show signs of abating in the near term, we believe that ARPU will continue to be under pressure, notwithstanding increasing revenue from data services. The effective management of customer churn is also paramount in minimizing customer acquisition costs and maintaining and improving margins.

Competition and the slowing rate of wireless service penetration will continue to adversely impact revenue growth and margins. We expect cost of services increases to continue due to higher network system usage and, to a lesser extent, redundant expenses related to operating multiple networks as our customer base transitions from our Time Division Multiple Access (TDMA) network to our Global System for Mobile Communication (GSM) network and as we integrate AT&T Wireless’ network and operations with ours. Our operating margin in the fourth quarter of 2004 was unfavorably impacted by certain on-going and expense increases related to the AT&T Wireless acquisition. Operating expenses for the fourth quarter included $245 in integration costs related to our acquisition of AT&T Wireless as well as higher costs due to the significant gross customer additions during the quarter and handset upgrade and related costs associated with customer migrations to new Cingular common service offerings. If we are successful in continuing to increase our postpaid customer base, our customer acquisition costs will increase. We also expect increased costs to maintain and support our growing customer base, including customer care initiatives to improve our level of service to our combined customer base and retain existing customers. We expect these and other cost increases to be partially offset by ongoing efforts to reduce general and administrative expenses and decreased roaming costs as a result of lower negotiated roaming rates with other carriers and the acquisition of AT&T Wireless, formerly our largest roaming partner. In addition, we expect to see synergy savings related to our AT&T Wireless acquisition offset integration costs and other expense increases and begin to contribute to higher margins during 2006.

Components of Our Operating Results

Operating Revenues

Service Revenues. Service revenues consist of revenues from the provision of wireless voice and data services. For all the periods presented, revenues from voice services accounted for more than 90% of our consolidated voice and data service revenues. Service revenues, which we record when services are provided and are net of service credits and adjustments, include revenues from:

•	recurring monthly access charges;

•	airtime usage, including prepaid service;

•	long distance charges;

•	charges for optional features and services such as voice mail, unlimited mobile-to-mobile calling, roadside assistance, caller ID and data services;

•	billings for Universal Services Fund (USF) and other regulatory program fees;

•	roaming charges we bill to our customers for their use of our and other carriers’ networks, which we refer to as “incollect roaming” revenues; and

•	roaming charges we bill to other wireless service providers whose customers use our network, which we refer to as “outcollect roaming” revenues.

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Revenues from data services were slightly over 5% of total service revenues for 2004 and have not been material in any of the periods presented. We expect revenues from our wireless data services to continue to exhibit significant increases compared with the prior year periods but not to comprise a material component of service revenues for the foreseeable future. We expect growth in wireless data services to be driven by the increased availability and/or usage of higher-speed General Packet Radio Service (GPRS), Enhanced Data Rates for GSM Evolution (EDGE) and Universal Mobile Telecommunications System (UMTS) with High-Speed Downlink Packet Access (HSDPA) technology across our network and the introduction of new data applications for business and consumer use, including access to e-mail, Internet content, mobile commerce and location-based services.

As a result of the AT&T Wireless acquisition, our consolidated outcollect roaming revenues will reflect a reduction or elimination of intra-company revenues between the now combined Cingular and former AT&T Wireless operations. This elimination will significantly reduce the new combined company outcollect roaming revenues when compared to the combination of prior historical stand-alone results. There is also a corresponding elimination of roaming expenses, a component of cost of services, as described below.

Equipment Sales. Equipment sales include revenues from the sale of handsets and accessories to new and existing customers and to agents and other third-party distributors. The trend in equipment sales is generally comparable to the trend in gross customer additions, as well as being impacted by customers who upgrade their handsets.

Operating Expenses

Our operating expenses include:

•	cost of services;

•	cost of equipment sales;

•	selling, general and administrative expenses; and

•	depreciation and amortization.

Cost of Services. Cost of services includes network costs related to voice and data transmissions and includes the costs to monitor, maintain and service our network and wireline facilities expense, as well as costs related to payments into the USF and other regulatory funds. We expect cost of services to continue to increase as a result of higher network system costs associated with increased customer usage. Cost of services also includes roaming charges and long distance expense for services provided by other telecommunications carriers. Overall, we expect these third-party costs to continue to decrease. Roaming costs continue to decline as increased usage stimulated by national rate plans’ inclusion of free roaming is more than offset by lower negotiated roaming rates. Additionally, as a result of the AT&T Wireless acquisition, our consolidated roaming expenses will reflect a reduction or elimination of intra-company roaming costs between the now combined former Cingular and AT&T Wireless properties. This elimination will significantly reduce roaming expenses when compared to the combination of prior historical stand-alone results. There is also a corresponding elimination of outcollect roaming revenue, a component of service revenues, as described above. We expect reductions in roaming costs to be partially offset by higher long distance costs as usage increases.

Cost of Equipment Sales. Cost of equipment sales includes the cost of handsets and accessories. Some of our third party distributors purchase handsets and accessories from us, nominally above cost. However, we generally sell handsets below cost to customers who purchase through direct sales channels, such as our company stores, as an inducement to customers to agree to one-year and two-year subscription contracts,

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

to upgrade service or in connection with other promotions. As a result, revenues from equipment sales are more than offset by the related cost of equipment sales, resulting in a net subsidy to customers. In addition, we have actively focused on selling services to new customers and upgrading existing customers to digital handsets and service, which improves network efficiency and lowers our per minute operating costs. The trend in the cost of equipment sales generally follows the trend in gross customer additions and customer upgrades, but is also impacted by changes in the cost of handsets. As we continue to upgrade our network and introduce new data offerings, we expect to see an increase in higher-cost, feature-rich handsets for both new and existing customers. As one of the largest purchasers of handsets in the U.S., we believe we will be able to purchase handsets at attractive volume-discounted rates.

Selling, General and Administrative. Selling, general and administrative expenses include:

•	sales and marketing costs, including the costs of advertising and promotions;

•	distribution expenses, including the costs to maintain retail locations and the commissions paid to our own sales force as well as agents and other third party distributors;

•	provisions for uncollectible receivables; and

•	other administrative costs, such as finance, information technology, human resources, billing operations, customer service and other overhead costs.

Depreciation and Amortization. Depreciation and amortization expense includes non-cash expenses relating to the depreciation of property, plant and equipment, amortization of internal use software and amortization of identifiable finite-lived intangibles, such as customer relationships. Depreciation and amortization expense excludes depreciation related to assets used in our joint ventures. See “— Equity in Net Income (Loss) of Affiliates, Net” below. Depreciation expense pertaining to assets used in our business has been generally increasing as a result of our capital expenditures and recognition of shorter TDMA asset lives. We expect this expense to continue to increase in the foreseeable future as we make substantial capital expenditures to expand and upgrade our network and make other investments. See “— Cash Requirements” below for a discussion of our capital expenditures and other investments. Additionally, amortization expense will increase in 2005 over prior years as a result of the customer relationship and AT&T trade name intangible assets recorded with our acquisition of AT&T Wireless. This amortization expense will decrease after 2005 as the AT&T trade name intangible asset becomes fully amortized and the amortization related to the customer relationship intangible asset decreases.

Other Income (Expenses)

Interest Expense. Interest expense includes interest costs related primarily to our indebtedness and capital leases, net of amounts capitalized. Interest expense will increase over the levels recorded in 2004, primarily due to the additional $9,500 of AT&T Wireless Senior Notes we assumed with our acquisition of AT&T Wireless. This increase will be partially offset by a reduction in interest expense due to the amortization of a $2,045 purchase accounting fair value premium associated with the assumed debt.

Minority Interest in Earnings of Consolidated Entities. Minority interest reflects the share of net income (loss) allocated to members or partners in our consolidated entities.

Equity in Net Income (Loss) of Affiliates, Net. We have non-controlling equity investments in various entities. Effective January 2005, we terminated a joint venture with T-Mobile, GSMF. For further information regarding our equity investments, see also Note 6, “Investments in and Advances to Equity Affiliates”, to our consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data”.

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Income Taxes

We are a limited liability company treated as a partnership for income tax purposes and therefore generally do not pay taxes on our income. Instead, income taxes are generally the responsibility of our members. However, we have corporate and LLC subsidiaries that are taxpayers in some jurisdictions and will record income tax expense. With the acquisition of AT&T Wireless as a corporate subsidiary, a larger portion of our income will generate income tax expense on our financial statements. For further information, see also Note 16, “Income Taxes”, to our consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data”.

Consolidated Results of Operations

Year Ended December 31, 2004 Compared with the Year Ended December 31, 2003

Customer Base

	Year Ended
	December 31,		Change

Customers	2003	2004	Fav(Unfav)%

	(In thousands)
Cellular/PCS Customers
Beginning of Period	21,925	24,027	2,102	9.6%
Net Additions(Losses)
Postpaid	1,526	2,428	902	59.1
Prepaid	114	28	(86)	(75.4)
Reseller	476	896	420	88.2

Total Net Additions	2,116	3,352	1,236	58.4
Other Adjustments	(14)	21,730	21,744	NM

End of Period	24,027	49,109	25,082	104.4

Gross Additions
Postpaid	7,161	9,287	2,126	29.7
Prepaid	1,343	1,721	378	28.1
Reseller	881	1,658	777	88.2

Total Gross Additions	9,385	12,666	3,281	35.0%

NM — Not meaningful

We had 49.1 million cellular/ PCS customers at December 31, 2004, representing a growth of 25.1 million in our cellular/ PCS customer base from a year ago, primarily due to a nearly 22 million cellular/ PCS customer base increase related to our acquisition of AT&T Wireless in October 2004. Additionally, for the year ended December 31, 2004, our cellular/ PCS customer net additions were 3.4 million, up from 2.1 million a year ago, with 1.7 million of the current year’s cellular/ PCS customer net additions occurring in the fourth quarter of the year. This fourth quarter increase represents the highest cellular/ PCS customer net additions total ever when compared with the combined historical results of Cingular and AT&T Wireless. The strong performance in cellular/ PCS customer net additions during the fourth quarter was driven by the Cingular brand re-launch, the offering of new common rate plans and the larger distribution network of the newly combined Cingular/ AT&T Wireless subsequent to the acquisition. Also favorably impacting customer net additions throughout 2004 were the promotion and success of our new GSM service offerings and the continued promotion of our FAMILYTALK® service offering, a shared minutes plan that allows the addition of family members to certain high-priced primary accounts for as

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

little as $9.99 per month, and our ROLLOVER® rate plans, which allows our customers to carry over any unused “anytime” minutes from month to month for up to one year. Excluding the impact to the prepaid customer base due to the AT&T Wireless acquisition, our prepaid customer count was reduced from the prior year, in part due to the successful promotion of our FAMILYTALK® plan, which competes for customers at a similar price point but with enhanced services. The increase in reseller customer net additions compared with the prior year can be attributed to continued growth by our primary reseller.

For the year ended December 31, 2004, our monthly cellular/PCS churn rate was 2.7%, including the results of AT&T Wireless since its acquisition. This 2.7% churn rate was flat with Cingular’s churn rate in the prior year as a lower churn rate in our postpaid customer base was offset by higher churn rates in our prepaid and reseller customer bases. During the fourth quarter of 2004, we experienced a significant improvement in our postpaid customer base churn rate compared with prior periods as our customers responded positively to the launch of the new Cingular, our broad network coverage and attractive GSM service offerings. Also, during the fourth quarter of 2004, conformity issues related to the calculation of churn for Cingular and AT&T Wireless reduced churn subsequent to the acquisition by 13 basis points. Beginning in the first quarter of 2005, we will adopt a new reseller churn calculation methodology that is consistent with our primary competitor. We currently include gross reseller disconnects in our churn calculation. In the future, we will base our churn calculation on total net reseller disconnects. Because this new methodology will result in a reduction of disconnects being used in the calculation, our total reported churn and reseller churn will be less than they would be under our previous methodology. To date, we do not believe that wireless local number portability has materially impacted our customer churn rate.

Historical Consolidated Data — For the years ended December 31, 2003 and 2004.

	Year Ended
	December 31,		Change

	2003	2004	$	%

	(Restated)
Operating revenues
Local service revenue — voice	$12,133	$14,839	2,706	22.3%
Data revenue	454	892	438	96.5

Total local service revenue	12,587	15,731	3,144	25.0
Incollect roamer revenue	757	764	7	0.9
Long distance	171	229	58	33.9

Subscriber revenue	13,515	16,724	3,209	23.7
Outcollect revenue	586	585	(1)	(0.2)
Other revenue	122	164	42	34.4

Other service revenue	708	749	41	5.8

Wireless service revenue	14,223	17,473	3,250	22.9
Equipment sales	1,260	1,963	703	55.8

Total operating revenues	15,483	19,436	3,953	25.5

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Year Ended
	December 31,		Change

	2003	2004	$	%

	(Restated)
Operating expenses
Cost of services (excluding depreciation)	3,681	4,608	927	25.2
Cost of equipment sales	2,031	2,874	843	41.5
Selling, general and administrative	5,428	7,349	1,921	35.4
Depreciation and amortization	2,089	3,077	988	47.3

Total operating expenses	13,229	17,908	4,679	35.4

Operating income	2,254	1,528	(726)	(32.2)

Other income (expenses):
Interest expense	(856)	(900)	(44)	5.1
Minority interest in earnings of consolidated entities	(101)	(86)	15	(14.9)
Equity in net loss of affiliates	(333)	(415)	(82)	24.6
Other, net	41	16	(25)	(61.0)

Total other income (expenses)	(1,249)	(1,385)	(136)	10.9

Income before provision (benefit) for income taxes	1,005	143	(862)	(85.8)
Provision (benefit) for income taxes	28	(58)	(86)	(307.1)

Net income	$977	$201	(776)	(79.4)%

Operating Revenues

Total operating revenues, consisting of service revenue and equipment sales, increased $3,953, or 25.5%, to $19,436 for the year ended December 31, 2004, compared with $15,483 for the prior year. The primary driver behind the year over year increases in almost every component of total operating revenues was our acquisition of AT&T Wireless in late October 2004 and inclusion of their operating results since the acquisition. Excluding the impact of the AT&T Wireless acquisition, total operating revenues continued to be favorably impacted by growth in service revenues as a result of a higher average cellular/ PCS customer base and the continued growth in data revenues. These increases were partially offset by lower outcollect roaming revenue. Equipment sales contributed $703 to the increase in total operating revenues, driven both by strong customer growth and handset upgrade activity. The components of the changes in operating revenues are described as follows:

Service revenue. Service revenue, comprised of local voice and data services, roaming, long distance and other revenue, increased $3,250, or 22.9%, compared with the prior year.

The local service component of total service revenue includes recurring monthly access charges, airtime usage, including prepaid service, and charges for optional features and services, such as voice mail, mobile-to-mobile calling, roadside assistance, caller ID, handset insurance and data services. It also includes billings to our customers for USF and other regulatory fees.

The primary driver of the $3,144, or 25.0%, increase in local service revenue for year ended December 31, 2004 was the inclusion of the former AT&T Wireless operating results as a result of our acquisition in late October 2004. Excluding this impact, increases in local service revenue resulted from the higher average customer base and increases in revenues from USF and other regulatory program fee billings.

Strong growth in data revenue of $438, or 96.5%, including the impact of the AT&T Wireless acquisition, continues to favorably impact local service revenue, driven primarily by increased data service penetration

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

and use of text messaging and other data services by our cellular/ PCS customers. For the year ended December 31, 2004, data revenue included $686 from our cellular/ PCS business and $206 from our Mobitex business, which we sold during the fourth quarter of 2004. For the year ended December 31, 2003, data revenue from our Mobitex business was $218.

Incollect and outcollect roaming revenues were essentially flat when compared with the corresponding amounts from the prior year. Roaming revenues continue to be unfavorably impacted by the bundling of “free” roaming minutes with all-inclusive regional and national rate plans and lower negotiated rates with our roaming partners. Prior to our acquisition, AT&T Wireless was our largest national roaming partner. Effective with the acquisition, our consolidated outcollect revenue reflects elimination of roaming revenue between the former Cingular and AT&T Wireless properties, along with a corresponding elimination of incollect roaming costs. Although net income neutral, this elimination will significantly reduce our outcollect revenue when compared to the combination of prior historical stand-alone results.

Long distance revenue comprised only 1.3% of total service revenue. The $58, or 33.9%, increase in long distance revenue compared with 2003 was primarily related to the incremental impact of the additional long distance revenue contributed as a result of the AT&T Wireless acquisition. Higher international long distance revenue in 2004 also contributed, to a lesser extent, to the overall increase compared with the prior year.

Cellular/ PCS ARPU for the year ended December 31, 2004 was $49.30, a decrease of $2.02, or 3.9%, compared with $51.32 for the year ended December 31, 2003. Although the contribution of a higher-ARPU AT&T Wireless customer base subsequent to the acquisition had a slightly positive impact on our overall 2004 ARPU when compared with 2003, the main drivers of the changes in ARPU were consistent with prior periods. Continued increases in customer usage and increased data revenue and regulatory fee revenue were more than offset by the impact of a larger embedded customer base of postpaid customers on lower priced FAMILYTALK® rate plans and on all-inclusive rate plans that include more “free” minutes, thereby reducing overages and other chargeable airtime. Also exerting downward pressure on ARPU compared with the prior year is a change in the mix of our cellular/ PCS customer base to a higher percentage of lower ARPU reseller customers and decreases in roaming revenue, largely as a result of our acquisition of AT&T Wireless. As former AT&T Wireless customers continue to migrate to our popular ROLLOVER® rate plans, we expect to see higher revenue deferrals related to unused minutes, which will have an unfavorable impact on our reported ARPU. This effect may be partially offset by the addition of higher-ARPU AT&T Wireless subscribers to our customer base.

Equipment sales. For the year ended December 31, 2004, equipment sales increased $703, or 55.8%, primarily driven by overall higher handset sales, including the impact of a significant increase in customer gross additions due to the acquisition of AT&T Wireless. Customer migrations to Cingular rate plans as a result of the acquisition also increased handset upgrade revenue.

Operating Expenses

Cost of services (exclusive of depreciation). Total cost of services, excluding depreciation, increased $927, or 25.2%, to $4,608 for the year ended December 31, 2004, compared with $3,681 for the prior year. The cost of services increase for the year ended December 31, 2004 compared with the prior year was due to increases in local network system costs of $897 and in third party system costs (i.e., roaming and long distance costs) of $30. Over half of the increase in local network system costs can be attributed to the incremental costs related to the acquired AT&T Wireless network. Excluding this impact, the overall drivers of increased local network costs are primarily related to increased network system usage and associated network system expansion costs. Increased local network system costs in 2004 versus the prior

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

year attributable to historical pre-acquisition Cingular activities included $74 for increased costs billed to our customers related to payments into the USF and certain other regulatory funds, a $31 charge related to a fair value adjustment of our Mobitex business during the third quarter of 2004 and higher costs related to our handset insurance program due to increased claims. For the year ended December 31, 2004, excluding the overall expense increase due to the AT&T Wireless acquisition, third party network system costs were lower as continued decreases in incollect roaming costs were only partially offset by higher long distance costs. Lower incollect roaming costs were a result of lower negotiated roaming rates with our roaming partners, which more than offset increased volumes of roaming minutes. Also, subsequent to the AT&T Wireless acquisition, Cingular’s consolidated incollect expenses reflect elimination of incollect roaming costs between the former Cingular and AT&T Wireless properties along with a corresponding elimination of outcollect revenue. Although net income neutral, this elimination will significantly reduce our incollect roaming expenses when compared to the combination of prior historical stand-alone results.

The increase in long distance costs of $113, or 33.4%, when compared to the comparable period in the prior year, was primarily volume driven, impacted by the inclusion of “free long distance” in many of our regional and national rate plan offerings, which resulted in increases in customer long distance calls. In addition, approximately one-third of the increase in long distance costs versus 2003 was related to the incremental long distance expenses incurred as a result of the AT&T Wireless acquisition.

Cost of equipment sales. For the year ended December 31, 2004, the cost of equipment sales increased $843, or 41.5%, and, consistent with equipment sales revenue, was primarily driven by overall higher handset sales, including the impact of a significant increase in customer gross additions and customer migrations to Cingular rate plans due to the acquisition of AT&T Wireless.

Selling, general and administrative expenses. Selling, general and administrative expenses for the year ended December 31, 2004 increased $1,921, or 35.4%, when compared with the prior year, primarily due to the incremental expense impact resulting from the addition of the AT&T Wireless’ selling, general and administrative expenses during the fourth quarter of 2004. In addition, selling, general and administrative expenses in 2004 also included $277 in integration and planning expenses associated with the AT&T Wireless acquisition, as well as other cost increases associated with increased customer gross additions and other customer service and support initiatives. The components of the changes in selling, general and administrative expenses are as described below:

Selling expenses, which include sales, marketing, advertising and commission expenses, increased $873, or 33.5%, for the year ended December 31, 2004, compared with the prior year. This increase was driven primarily by the addition of the incremental AT&T Wireless selling expenses subsequent to acquisition. In addition, selling expenses included $149 in integration and planning expenses, primarily related to sales and advertising associated with the new combined company re-branding and support of our common customer service experience initiative subsequent to the acquisition. Higher sales, advertising and promotion costs and commissions expenses were also a function of the increased customer gross additions in 2004.

Costs for maintaining and supporting our customer base increased $741, or nearly 40%, for the year ended December 31, 2004, compared with the prior year. Again, this increase was primarily driven by the addition of the AT&T Wireless expenses subsequent to the acquisition, and also included $34 in integration and planning expenses, primarily due to increased customer service and other expenses to support customer migration, transition and communication issues as a result of the acquisition. In addition to these acquisition-related increases, costs for maintaining and supporting our customer base were also impacted by higher bad debt expense, increased customer service expenses to support on-going customer retention and other service improvement initiatives and higher commission expenses associated with handset upgrades. Bad debt expense increased primarily due to higher customer net write-offs as a result

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

of prior relaxed credit policies in selected areas, which we have subsequently changed, as well as residual impacts related to the implementation of wireless local number portability in late 2003. Additionally, 2003 included a $26 net recovery of prior WorldCom Inc. (WorldCom) write-offs. Upgrade commission expenses were impacted by over one million AT&T Wireless customer migrations to new Cingular rate plans as a result of the acquisition.

Other administrative costs increased $307, or 32.0%, for the year ended December 31, 2004, compared with the prior year, and included, in addition to the incremental expenses of AT&T Wireless, $94 in integration and planning costs primarily related to acquisition project management costs and information technology and development costs to support customer service, sales and billing systems integrations.

Depreciation and amortization. For the year ended December 31, 2004, depreciation expense increased by $635, or 33.0%, compared with the prior year, and included an incremental $325 related to assets acquired from AT&T Wireless. Other increases in depreciation expense were primarily due to on-going capital spending, including our GSM/ GPRS/ EDGE network overlay, in addition to increased depreciation on TDMA assets in 2004 as a result of a further review of estimated service lives. See “Critical Accounting Policies and Estimates — Long-Lived Assets — Depreciation and Amortization” and also Note 4, “Property, Plant and Equipment” in Item 8, “Financial Statements and Supplementary Data”. For the year ended December 31, 2004, amortization expense increased by $353, or 217.9%, and included an incremental $399 in amortization expense as a result of the AT&T Wireless acquisition, primarily related to amortization of the customer relationship intangible asset acquired. This increase was partially offset by certain historical Cingular finite-lived intangible assets becoming fully amortized during 2004.

Other Income (Expenses)

Interest expense. For the year ended December 31, 2004, interest expense increased $44, or 5.1%, compared to the prior year and included an incremental $97 in interest expense as a result of the AT&T Wireless acquisition, primarily related to $9,500 principal amount of AT&T Wireless Senior Notes, partially offset by a reduction in interest expense due to the amortization of the purchase price valuation premium associated with the acquired AT&T Wireless debt. Cingular had a $53 net decrease in interest expense that included a $70 reduction in interest expense to our members, SBC Communications Inc.(SBC) and BellSouth Corporation (BellSouth), as a result of an interest rate decrease from 7.5% to 6%, effective July 2003. See also Item 7A, “Quantitative and Qualitative Disclosures about Market Risk”.

Minority interest in earnings of consolidated entities. For the year ended December 31, 2004, compared with the prior year, the minority interest expense decrease of $15, or 14.9%, was primarily a function of lower partnership net income versus the prior year.

Equity in net loss of affiliates. For the year ended December 31, 2004, the increase from the prior year in equity in net loss of affiliates of $82, or 24.6%, was primarily due to increased losses related to our GSMF venture, principally due to higher depreciation expense incurred by the joint venture.

Other, net. For the year ended December 31, 2004, the $25, or 61.0%, reduction in Other, net from the prior year is primarily due to the impact of a one-time $23 gain recognized in 2003.

Provision (Benefit) for Income Taxes

Provision (benefit) for income taxes. For the year ended December 31, 2004, the benefit for income taxes was $58 versus a provision for income taxes of $28 for the year ended December 31, 2003. We are not a taxable entity for federal income tax purposes. Federal taxable income or loss is included in our respective members’ federal income tax returns. Our provision (benefit) for income taxes includes federal and state income taxes for our corporate subsidiaries, as well as for certain states which impose income

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

taxes upon non-corporate legal entities. Our acquisition of AT&T Wireless resulted in a significant increase in our pre-tax income (loss) from our corporate subsidiaries. AT&T Wireless retained its corporation status; however, after the acquisition, AT&T Wireless contributed the majority of its assets and liabilities to CWII, which it owns jointly with us. Forty-three percent of the income (loss) from CWII is allocated to AT&T Wireless and is subject to federal and state income taxes. The remaining 57% of the income (loss) from CWII is allocated to us and is included in our respective members’ income tax returns. The benefit for income taxes during 2004 resulted from a pre-tax loss related to our corporate subsidiaries during the year. See Note 16, “Income Taxes” in Item 8, “Financial Statements and Supplementary Data” for further information on our provision (benefit) for income taxes, as well as information related to the repatriation of foreign earnings resulting from the American Jobs Creation Act of 2004.

Year Ended December 31, 2003 Compared with the Year Ended December 31, 2002

Customer Base

	Year Ended
	December 31,		Change

Customers	2002	2003	Fav(Unfav)%

	(In thousands)
Cellular/ PCS Customers
Beginning of Period	21,596	21,925	329	1.5%
Net Additions (Losses)
Postpaid	827	1,526	699	84.5
Prepaid	(22)	114	136	618.2
Reseller	(445)	476	921	207.0

Total Net Additions	360	2,116	1,756	487.8
Other Adjustments	(31)	(14)	17	54.8

End of Period	21,925	24,027	2,102	9.6

Gross Additions
Postpaid	6,162	7,161	999	16.2
Prepaid	1,313	1,343	30	2.3
Reseller	351	881	530	151.0

Total Gross Additions	7,826	9,385	1,559	19.9

Mobitex Data Network Customers
Beginning of Period	733	817	84	11.5
Gross Additions	416	328	(88)	(21.2)
Net Additions (Losses)	84	(28)	(112)	(133.3)

End of Period	817	789	(28)	(3.4)%

We had over 24 million cellular/ PCS customers at the end of 2003, representing a growth of 2.1 million cellular/ PCS customers from the prior year-end. The 2.1 million increase in our cellular/ PCS customer base during 2003, at that time represented the highest annual increase since our formation. In addition, the number of cellular/ PCS postpaid gross and net customer additions for the year, 7.2 million and 1.5 million, respectively, also represented, at that time, our highest annual growth in these customer segments. We believe the significant improvement in customer growth, when compared with the prior year, resulted from the following business initiatives implemented in late 2002 and early 2003:

•	reorganization of our marketing and sales operations to more effectively address local market needs;

•	introduction of a more meaningful brand message — CINGULAR FITS YOU BESTSM;

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	increased emphasis on our affiliation with our parent companies and co-branding and more effectively utilizing their sales channels in those areas where our wireless markets overlap with their wireline markets; and

•	more effective marketing execution such as the FAMILYTALK® rate plan offer introduced in the third quarter of 2003.

Prepaid and reseller customer growth also improved significantly over the prior year. Prepaid customer growth in 2003 was positively impacted by our KIC® (Keep in Contact) prepaid plan launched in the fourth quarter of 2002. We also had a 68% growth in our reseller customer base during the year. The increase in reseller customers compared with the prior year can be attributed both to aggressive growth by our primary reseller during 2003 and to a loss of approximately 371,000 WorldCom reseller customers in 2002, most of which occurred when WorldCom made the decision to exit the wireless reseller business in the second half of 2002.

For the year ended December 31, 2003, the cellular/ PCS churn rate was 2.7%, a slight improvement from the 2.8% churn rate for the prior year. Churn rates in 2003 were positively impacted by lower churn rates in our prepaid and reseller customer bases, while our postpaid customer base churn rate remained essentially unchanged.

In addition to our cellular and PCS licenses, we owned FCC licenses to provide data services over a separate frequency band. Our network at this band utilized a different technology called “Mobitex”. Although our Mobitex customer churn rate in 2003 only increased modestly compared with 2002, gross customer additions were negatively impacted due to the availability of new competitive data products over our and other cellular/ PCS networks. Additionally, our Mobitex customer churn rate was unfavorably impacted in 2003 as a result of the deactivation of over 40,000 customers by one of our resellers. We sold our Mobitex business in the fourth quarter of 2004.

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Historical Consolidated Data — For the years ended December 31, 2002 and 2003.

	Year Ended December 31,		Change

	2002	2003	$	%

	(Restated)	(Restated)
Operating revenues
Local service revenue — voice	$11,814	$12,133	319	2.7%
Data revenue	286	454	168	58.7

Total local service revenue	12,100	12,587	487	4.0
Incollect roamer revenue	776	757	(19)	(2.4)
Long distance	209	171	(38)	(18.2)

Subscriber revenue	13,085	13,515	430	3.3
Outcollect revenue	701	586	(115)	(16.4)
Other revenue	136	122	(14)	(10.3)

Other service revenue	837	708	(129)	(15.4)

Wireless service revenue	13,922	14,223	301	2.2
Equipment sales	981	1,260	279	28.4

Total operating revenues	14,903	15,483	580	3.9

Operating expenses
Cost of services (excluding depreciation)	3,594	3,681	87	2.4
Cost of equipment sales	1,535	2,031	496	32.3
Selling, general and administrative	5,429	5,428	(1)	—
Depreciation and amortization	1,849	2,089	240	13.0

Total operating expenses	12,407	13,229	822	6.6

Operating income	2,496	2,254	(242)	(9.7)

Other income (expenses):
Interest expense	(911)	(856)	55	(6.0)
Minority interest in earnings of consolidated entities	(123)	(101)	22	(17.9)
Equity in net loss of affiliates	(274)	(333)	(59)	21.5
Other, net	29	41	12	41.4

Total other income (expenses)	(1,279)	(1,249)	30	(2.3)

Income before provision for income taxes and cumulative effect of accounting change	1,217	1,005	(212)	(17.4)
Provision for income taxes	12	28	16	133.3

Income before cumulative effect of accounting change	1,205	977	(228)	(18.9)
Cumulative effect of accounting change, net of tax	(32)	—	32	(100.0)

Net income	$1,173	$977	(196)	(16.7)%

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operating Revenues

Total operating revenues, consisting of service revenue and equipment sales, increased $580, or 3.9%, to $15,483 for the year ended December 31, 2003, compared with $14,903 for the prior year. The growth in service revenue was driven by a larger average cellular/ PCS customer base, robust growth in data revenue and increased regulatory fee revenue. Strong customer growth and a significant increase in handset upgrade activity in 2003 also contributed to increased equipment sales. These increases were offset by lower roaming revenues. The components of the change in operating revenues are described below.

Service revenue. Service revenue, comprised of local service, roaming, long distance and other revenues, increased $301, or 2.2%, compared with the prior year.

The local service component of total service revenue includes recurring monthly access charges, airtime usage, including prepaid service, and charges for optional features and services, such as voice mail, mobile-to-mobile calling, roadside assistance, caller ID, handset insurance and data services. It also includes billings to our customers for the USF and other regulatory fees.

Key drivers impacting the 2003 increase in local service revenue include a 3.6% increase in the average number of cellular/ PCS customers, a 14.4% increase in local minutes of use per customer and a continuing shift toward all-inclusive rate plans that include roaming and long distance at no additional charge. In addition, local service revenue related to billings to our customers for the USF and other regulatory fees increased $161 over the prior year. However, we experienced an equivalent increase in Cost of services expenses for the associated costs into the appropriate regulatory funds. See also “Operating Expenses — Cost of services” below. Notwithstanding the positive revenue impact of the increase in average cellular/ PCS customers, we saw a decrease in our cellular/ PCS ARPU. This decrease was driven by the popularity and growth of our lower-ARPU FAMILYTALK® rate plans and a 1.6% shift in the cellular/ PCS customer base mix as of December 31, 2003, when compared with the prior year end, from higher-ARPU postpaid customers to lower-ARPU prepaid and reseller customers. Other factors negatively impacting local service revenue include increased revenue deferrals associated with our popular ROLLOVER® rate plans and the impact of the July 1, 2003 adoption of Emerging Issues Task Force (EITF) 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. This adoption resulted in a reclassification of $35 in direct sales channel activation revenue from local service revenue to equipment sales for the year ended December 31, 2003. See also Note 1, “Summary of Significant Accounting Policies,” in Item 8, “Financial Statements and Supplementary Data — Historical Financial Statements — Cingular Wireless LLC”.

Increases in data revenue also positively impacted local service revenue. For the year ended December 31, 2003, data revenue, while less than 4% of total local service revenue, comprised over a third of the increase in total local service revenue compared with the prior year. In 2003, there was a 118% growth in cellular/ PCS data revenue compared with 2002. The increase in data revenue reflected increased data service penetration and usage of SMS short messaging and other data services with our cellular/ PCS customers, as well as increased revenue per customer in our Mobitex data business.

Roaming revenue, both incollect and outcollect revenue, declined for the year ended December 31, 2003 when compared with the prior year. Overall, reduced roaming revenue was a function of lower negotiated roaming rates, which more than offset an increase in roaming minutes. Incollect revenue also was negatively impacted as a result of roaming minutes being bundled with all-inclusive regional and national rate plans.

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Long distance revenue for the year ended December 31, 2003 comprised only 1.2% of total service revenue and declined from the prior year, primarily as a function of the inclusion of “free” long distance minutes in many of our regional and national rate plans.

Cellular/ PCS ARPU for the year ended December 31, 2003 was $51.32, a decrease of $0.82, or 1.6%, compared with $52.14 for the year ended December 31, 2002. Increases in ARPU related to higher customer usage and increased regulatory fee revenue were more than offset by decreases discussed below, thereby resulting in an overall ARPU reduction. As noted above in the discussion of local service revenue, increased sales of lower-ARPU FAMILYTALK® plans in the second half of the year, in combination with a higher percentage of lower-ARPU reseller and prepaid customers in our 2003 customer base, negatively impacted our overall ARPU when compared with the prior year. Additionally, the impact of increased revenue deferrals associated with our ROLLOVER® rate plans plus the impact of the adoption of EITF 00-21 also had a negative impact on ARPU. Other unfavorable impacts include on-going competitive pricing pressures and the reductions in roaming and long distance revenue, as previously noted.

Equipment sales. The increase in equipment sales was principally a result of higher unit sales reflecting a nearly 13.8% increase in cellular/ PCS postpaid and prepaid gross customer additions and a significant increase in the sale of upgrade handsets to our existing customers compared with the prior year. The increased unit sales for upgrades was a function of both our GSM network conversions and our focused efforts to retain high value customers and to increase the number of our customers under contract prior to the implementation of wireless local number portability in late November 2003. As mentioned earlier in the discussion on local service revenues, for the year ended December 31, 2003, equipment sales also increased $35 due to the impact of the adoption of EITF 00-21.

Operating Expenses

Cost of services (exclusive of depreciation). The cost of services increase for the year ended December 31, 2003 compared with the prior year was due to an increase in local system costs of $221, partially offset by a $134 decrease in third party system costs (i.e, roaming and long distance costs). Local system cost increases were driven by a 19.1% growth in system minutes of use, system expansion and the increased costs of redundant TDMA and GSM networks required during the current GSM system overlay. Local system costs were also impacted by a $161 increase over the prior year in costs related to payments into the USF and other regulatory funds. As previously noted in the discussion on service revenues, revenues were also increased by an equivalent amount. The effect of this $161 increase in local system costs in 2003 was almost entirely offset by $151 in impairment losses recorded in the prior year related to long-lived assets utilized in our Mobitex data network and certain TDMA network assets. The primary contributor to lower third party system costs was a $132 decrease in incollect roaming costs compared with the prior year. This reduction was a result of lower negotiated roaming rates plus cost reductions associated with the Mobile Telecommunications Sourcing Act, which more than offset increased volumes.

Cost of equipment sales. Consistent with the prior discussion related to equipment sales, for the year ended December 31, 2003, the increase in cost of equipment sales was driven primarily by higher unit sales associated with the large increase in non-reseller gross customer additions and upgrade unit sales. Upgrade costs increased over 55% for the year, driven not only by higher unit sales but also by higher per unit handset costs due to a shift to more advanced handsets, such as the dual mode TDMA/ GSM handsets in use during our GSM system conversion and newly introduced feature-rich GSM-only handsets.

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

Selling expenses, which include sales, marketing, advertising and commission expenses for the year ended December 31, 2003 were $2,609, an increase of $103, or 4.1%, compared with $2,506 for the prior year. This increase was driven primarily by higher commission expenses and advertising costs, partially offset by lower sales expenses. Higher commission expenses were consistent with the 13.8% increase in total cellular/ PCS postpaid and prepaid gross additions, compared with the prior year. Higher advertising costs were driven by increased costs in the latter part of the year related to wireless local number portability implementation and the promotion of our “Fast Forward” product offering. The decrease in sales costs was principally due to reduced employee-related costs as a result of our sales operation reorganization in 2002.

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

Other administrative costs decreased $37, or 3.7%, for the year ended December 31, 2003, compared with the prior year. Cost decreases include lower compensation and benefits expenses and lower information technology and development expenses. These decreases were partially offset by higher legal settlement costs.

Depreciation and amortization. For the year ended December 31, 2003, depreciation expense increased by $267, compared with the prior year, primarily due to on-going capital spending, including our GSM overlay, in addition to increased depreciation on TDMA assets in 2003 as a result of a review of estimated service lives. See “Critical Accounting Policies and Estimates — Long-Lived Assets — Depreciation and Amortization” and also Note 4, “Property, Plant and Equipment” in Item 8, “Financial Statements and Supplementary Data — Historical Financial Statements  — Cingular Wireless LLC”. For the year ended December 31, 2003, amortization expense decreased by $27, primarily as a result of certain finite-lived intangible assets becoming fully amortized during the prior year.

Other Income (Expenses)

Interest Expense. For the year ended December 31, 2003, interest expense on the debt to our members, SBC and BellSouth, was lower by $73 when compared with the prior year. This decrease was the result of a reduction in the fixed interest rate from 7.5% to 6.0%, effective July 1, 2003. This $73 decrease was offset primarily by a reduction in capitalized interest and an increase in interest expense on higher capital lease obligations in 2003. For the year ended December 31, 2003, the impact of the interest rate swaps was minimal. See also Note 10, “Financial Instruments” in Item 8, “Financial Statements and Supplementary Data — Historical Financial Statements — Cingular Wireless LLC”.

Minority Interest in Earnings of Consolidated Entities .For the year ended December 31, 2003, the $22 decrease was due to lower overall net income of our consolidated entities compared with 2002, including a $10 minority interest impact related to a $22 partnership legal settlement in the first quarter of 2003.

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Equity in Net Loss of Affiliates. For the year ended December 31, 2003, the increase from the prior year in equity in net loss of affiliates was primarily due to an increased loss of $89, principally related to higher depreciation expense associated with capital contributions to the GSMF venture, offset by a reduction of $29 as a result of the consolidation of Salmon PCS LLC (Salmon). Salmon was consolidated, effective January 1, 2003, as a result our early adoption of FIN 46. See also Note 7, “Variable Interest Entities” in Item 8, “Financial Statements and Supplementary Data — Historical Financial Statements  — Cingular Wireless LLC”.

Other, Net. For the year ended December 31, 2003, the $12 increase in Other, net from the prior year includes a $9 increase in interest income on marketable securities. A one-time $23 gain in 2003 was offset by a decrease of $23 in interest income from Salmon as a result of its consolidation in 2003.

Cumulative Effect of Accounting Change

The cumulative effect of a change in accounting principle during the year ended December 31, 2002 was a loss of $32, net of tax, and resulted from an impairment of goodwill related to the Mobitex data business upon the adoption of SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), effective January 1, 2002.

Liquidity and Capital Resources

Cash Flow Analysis

Cash Flows for the Year Ended December 31, 2004, Compared with the Year Ended December 31, 2003

	Year Ended December 31,		Change

	2003	2004	$	%

	(Restated)
Net cash provided by operating activities	$3,686	$3,320	$(366)	(9.9)%
Net cash used in investing activities	(3,368)	(41,077)	(37,709)	NM
Net cash provided by (used in) financing activities	(87)	36,970	37,057	NM

Net increase (decrease) in cash and cash equivalents	231	(787)	(1,018)	(440.7)%
Cash and cash equivalents at beginning of period	908	1,139	231	25.4%

Cash and cash equivalents at end of period	$1,139	$352	$(787)	(69.1)%

NM — Not Meaningful

Net cash provided by operating activities. The overall decrease in net cash provided by operating activities was primarily due to working capital changes, driven mostly by greater vendor payments by us in the year ended December 31, 2004 versus the year ended December 31, 2003. Cash generated from operations was our primary source of operating funds in 2004 and 2003.

Net cash used in investing activities. The primary contributors to the overall increase in net cash used in investing activities were the following acquisitions of business and licenses during 2004:

•	AT&T Wireless for $35,543, net of cash on hand at AT&T Wireless;

•	Spectrum licenses from NextWave for $1,400;

•	Triton Virginia properties, including cash payment of $176; and

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Wireless operations in Maryland and Louisiana and spectrum licenses in Maryland, Texas, Arkansas, Louisiana and Missouri for $49.

Additionally, capital expenditures during 2004 increased from 2003 amounts, and we purchased held-to-maturity investments totaling $219, primarily related to the redemption of the TeleCorp Wireless notes we assumed in conjunction with our acquisition of AT&T Wireless. Capital expenditures increased $715 primarily due to the $611 additional capital expenditures of AT&T Wireless from the date of acquisition. Partially offsetting the increases in cash used in investing activities were net decreases in cash activity associated with investments in and advances to equity affiliates. Capital expenditures and cash contributions to equity affiliates decreased $196 from the prior year primarily as a result of a $180 decrease in capital and cash contributions to our GSMF venture. Additionally, contributions to our venture with AT&T Wireless, prior to our acquisition, decreased $16. Also offsetting the increase in cash used in investing activities was cash received from the disposition of assets, which increased $181 from 2003. The dispositions in 2004 primarily included cash receipts of $140 from the sale of our indirect interest in Eurotel Bratislava a.s. and $45 from the sale of our Mobitex business, Cingular Interactive.

Net cash provided by financing activities. The primary contributor to the overall increase in net cash provided by financing activities was the receipt of $36,024 in contributions from members related to our AT&T Wireless acquisition. In addition, we received net funding from our members of $1,667 under our revolving credit agreement. These increases were partially offset, when compared with 2003, by higher net repayments of external debt of $466, higher net distributions to minority interest of $108 and the repayment of $50 in member loans in 2004. The net repayment of external debt in 2004 was $530 and included repayments of $429 related to debt assumed in our AT&T Wireless acquisition, $49 of Cingular Interactive debt and $59 in capital lease payments.

We expect to have significant cash needs over the next several years, as described below in “Cash Requirements”.

Cash Flows for the Year Ended December 31, 2003, Compared with the Year Ended December 31, 2002

	Year Ended
	December 31,		Change

	2002	2003	$	%

	(Restated)	(Restated)
Net cash provided by operating activities	$3,592	$3,686	$94	2.6%
Net cash used in investing activities	(3,585)	(3,368)	217	(6.1)
Net cash provided by (used in) financing activities	334	(87)	(421)	(126.0)

Net increase in cash and cash equivalents	341	231	(110)	(32.3)
Cash and cash equivalents at beginning of period	567	908	341	60.1

Cash and cash equivalents at end of period	$908	$1,139	$231	25.4%

Net cash provided by operating activities. The overall increase in net cash provided by operating activities of $94, or 2.6%, was primarily due to working capital changes, driven mostly by lower vendor payments by us in the year ended December 31, 2003 versus the year ended December 31, 2002. Working capital was negatively impacted in 2003 by an increase in handset inventory as a result of higher gross customer additions, our GSM conversion and preparatory initiatives for local wireless number portability. Cash generated from operations was our primary source of funds in 2003 and 2002.

Net cash used in investing activities. The primary contributors to the overall decrease in net cash used in investing activities of $217, or 6.1%, were a decrease of $351 in capital expenditures and a decrease of $50

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

due to a contractor engineering deposit in the prior year. These decreases were offset by a $166 increase in investments in and advances to equity affiliates and a $19 increase in license acquisitions.

The increase in investments in and advances to equity affiliates for the year ended December 31, 2003 primarily reflects a $248 decrease in capital and cash contributions to our GSMF venture as compared to 2002, offset by net advance repayments of $396 in 2002 from Salmon as a result of the return by the FCC of deposits relating to an FCC auction. Capital expenditures and cash contributed to a network infrastructure venture with AT&T Wireless totaled $18 for the year ended December 31, 2003. There were no contributions to this venture for the year ended December 31, 2002.

Cash needs for acquisitions of licenses increased by $19 in 2003, when compared with 2002. Acquisitions in 2003 consisted primarily of cash payments of $25 for spectrum in Kansas, Texas, Arizona and Florida. In 2002, there was limited acquisition activity of $6.

Net cash provided by (used in) financing activities. The primary contributor to the overall increase of net cash used in financing activities of $421, or 126.0%, was a $489 decrease in contributions received from our members, SBC and BellSouth, for the year ended December 31, 2003, compared to year ended December 31, 2002. This was partially offset by a $46 decrease in net distributions to minority interests, principally due to the return of cash to fund GSM overlay construction in partnership markets, and a $27 decrease in commercial paper repayments. There was no commercial paper activity for the year ended December 31, 2003. There was also an increase of $4 in external debt repayments for the year ended December 31, 2003. The $4 increase is primarily attributable to an increase of $21 for capital lease payments, offset by a $17 payment made in 2002 to retire bonds issued by our Puerto Rico subsidiary.

Sources of Liquidity

Effective August 1, 2004, we entered into a revolving credit agreement with SBC and BellSouth for them to provide unsubordinated short-term financing on a pro rata basis at an interest rate of LIBOR plus 0.05% for our ordinary course operations based on our budget and forecast cash needs. The agreement provides that in the event that we have available cash (as defined) on any business day, such amount shall first be applied to the repayment of the revolving loans, and any remaining excess shall then be loaned to SBC and BellSouth, pro rata, and ultimately applied on the first day of the subsequent month to the repayment of the subordinated member loans from SBC and BellSouth if we do not then require a cash advance under the agreement. The initial term of the agreement expires in July 2005. The agreement provides that SBC and BellSouth may extend its term and we expect them to do so for the foreseeable future. Our members have investment grade credit ratings and we believe they are able to meet the respective obligations under the agreement. As a result of the commitment of SBC and BellSouth to provide liquidity, we terminated our accounts receivable secured borrowing program. During 2004, upon full repayment of outstanding commercial paper, we terminated both our commercial paper program and revolving bank credit facility. In October 2004, we repaid $50 of our member loans under this agreement. As of December 31, 2004, the members had advanced $1,667 to us under the agreement to fund operations, of which $899 was repaid through February 2005. On March 4, 2005, our obligations under this facility aggregated $1,064.

As of December 31, 2004, we had cash and cash equivalents totaling $352. We expect to fund our capital requirements for at least the next 12 months by using existing cash balances; cash generated from operations; proceeds from the sale of assets we are required to divest by the FCC and the DOJ in connection with our acquisition of AT&T Wireless and from the sale and distribution of non-strategic equity investments; and, if necessary, drawing under our revolving credit agreement with SBC and BellSouth.

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cash Requirements

Our operating capital requirements during 2005 will be driven primarily by capital expenditures associated with our network and integration activities associated with our acquisition of AT&T Wireless, installation of UMTS/ HSDPA 3G technology in a number of markets, interest payments and costs associated with acquiring and retaining new and existing subscribers. Additional capital requirements will include additional spectrum purchases to meet expected demand for existing services. We do not anticipate significant cash requirements for income tax payments during 2005 related to our corporate subsidiaries due to existing, unutilized tax net operating losses (NOLs).

Network Upgrades, Integration and Expansion. The upgrade, integration and expansion of the Cingular and AT&T Wireless networks and the networks we acquired from Triton will require substantial amounts of capital over the next several years. Management is currently analyzing the condition of the acquired networks and other capital expenditure needs and integration requirements. For the year ended December 31, 2004, including the incremental capital spending related to AT&T Wireless subsequent to our acquisition, we spent $3,449 for our GSM/ GPRS/ EDGE network upgrade plus other network and non-network capital expenditures. In addition, for the year ended December 31, 2004, we spent $423 for equity contributions to our network sharing ventures with T-Mobile and AT&T Wireless prior to the acquisition.

We expect our capital expenditures in 2005 to be in the $6,800 to $7,200 range, including our recently announced plans to deploy 3G UMTS/HSDPA network technology over the next two years in a number of urban and suburban markets concurrent with our AT&T Wireless network integration.

To complement our current GSM/GPRS/EDGE network overlay, broaden our nationwide coverage and lower our roaming costs, we have negotiated numerous roaming agreements with GSM/ GPRS/ EDGE carriers since beginning our network overlay project. These agreements enabled us to efficiently and immediately expand our GSM/GPRS/EDGE footprint without incurring additional capital expenditures.

Integration of AT&T Wireless. Management plans to exit certain activities of AT&T Wireless, including disposing of redundant facilities, interests in certain non-strategic foreign operations and domestic wireless assets required to be divested by the FCC and the U.S. Department of Justice in connection with the acquisition, and to integrate the AT&T Wireless businesses with ours. These plans affect many areas of the combined company, including sales and marketing, network, information technology, customer care, supply chain and general and administrative functions. In the third and fourth quarters of 2004, we incurred $288 of integration and planning costs, which are included primarily in selling, general and administrative expenses in our consolidated statement of income. We expect to incur significant costs over the next several years associated with dispositions and integration activities. Management is in the process of developing these plans and expects to finalize them by the second quarter of 2005.

Also, we have entered into a contract to modify the brand license agreement between AT&T Corp. (AT&T) and AT&T Wireless to provide us with certain rights to the AT&T brand for wireless services during a six-month transition period following the acquisition, which ends in April 2005. As part of this contract, we committed to continue purchasing network services from AT&T through December 31, 2005.

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Contractual Obligations. The following table provides a summary of our contractual obligations as of December 31, 2004.

		Payments Due by Period

	Total	2005	2006-2007	2008-2009	After 2009

Long Term Debt(1)	$33,888	$1,977	$4,986	$11,363	$15,562
Capital Lease Obligations(2)	2,920	82	168	185	2,485
Operating Leases(3)	8,103	1,251	1,993	1,348	3,511
Dedicated Leased Lines(4)	572	225	279	68	—
Purchase Obligations(5)	2,526	1,414	1,014	77	21
Other Long-term Obligations(6)	646	86	248	268	44

Total	$48,655	$5,035	$8,688	$13,309	$21,623

(1)	Total long-term debt payments include interest of $12,498 and current portions of long-term debt totaling $474 at December 31, 2004. The 2008-2009 amount includes $9,628 of member loans due to SBC and BellSouth with a stated maturity date of June 30, 2008. See Note 9 to the audited consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data”.

(2)	Capital lease obligations include executory costs and imputed interest. See Note 9 to our audited consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data”.

(3)	Amounts include payments over reasonably assured renewals. See Note 18 to our consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data”.

(4)	Represents our commitments with our primary local exchange carriers for dedicated leased lines and includes $258 of commitments to SBC, BellSouth and their affiliates. See Note 18 to our consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data”.

(5)	Purchase obligations include commitments for advertising and marketing, computer equipment and services, roaming, telecommunications services, network equipment and related maintenance and software development and related maintenance. Purchase obligations also include our commitment of $1,200 to purchase a minimum number of minutes from T-Mobile as a result of the termination of our GSMF joint venture. See Note 20 to our audited consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data”. Additionally, purchase obligations include $142 of purchase commitments to SBC and BellSouth for telecommunications and other services as of December 31, 2004. See Note 12 to our audited consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data”. Purchase obligations do not include purchase orders, which we enter into in the ordinary course of business for network equipment, handsets, materials, supplies, and other items. During 2005, we expect our capital spending to be between $6,800 and $7,200.

(6)	Other Long-Term obligations include the payout of a put option of $145 in 2007 and the payout of a put option of $225 in 2008. See Note 7 to our audited consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” for further discussion of these put options. Other Long-Term obligations also include $276 of commitments due to Crown Castle International for monitoring and maintenance services related to our communications towers. See Note 19 to our audited consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data”.

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of December 31, 2004, our defined benefit pension plans were fully funded. We anticipate minimal cash funding needs to meet the minimum required funding threshold in 2005. We anticipate approximately $50 — $80 of funding each year beginning in 2006. These amounts are not included in the table above. We do not fund our post-retirement benefit plans. See Note 17 to our consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data”.

On February 15, 2005, the FCC’s most recent auction of wireless spectrum concluded. We participated in Auction 58 as a non-controlling equity interest holder in Edge Mobile, LLC (Edge). Edge was the successful bidder for, and following the filing and review of the standard applications, expects to be granted, 21 licenses. Edge’s total high bids for the licenses in which we will have an indirect economic interest amounted to $181. We are obligated to fund $174 of that amount, which is not included in the table above. In December 2004, we contributed $31 in equity to Edge, which will be used to pay for a portion of the licenses. We will contribute equity and make advances to Edge in March 2005 to cover our remaining obligation.

Debt Service. As of December 31, 2004, we had $24,058 of consolidated indebtedness and capitalized lease obligations, excluding unamortized premiums/discounts and interest rate swap fair value adjustments, but including the acquired AT&T Wireless debt obligations. This debt includes $2,000 in unsecured Senior Notes of Cingular Wireless LLC, $9,700 in unsecured Senior and Senior Subordinated Notes of AT&T Wireless and TeleCorp Wireless, Inc. (TeleCorp), $9,628 in unsecured, subordinated member loans from SBC and BellSouth, $1,667 under our revolving credit agreement with SBC and BellSouth, $1,011 in capital lease obligations (excluding executory costs and imputed interest) and $52 in other debt. Additional capital lease obligations for the year ended December 31, 2004 were $94.

As a result of our acquisition in October 2004 of AT&T Wireless, we assumed $9,906 in Senior Notes and Senior Subordinated Notes, including Senior Notes of AT&T Wireless totaling $9,500 and Senior Subordinated Notes of TeleCorp totaling $200 and of Tritel PCS Inc. (Tritel) totaling $206 in aggregate principal amount. Included in the Senior Notes of AT&T Wireless are $6,500 principal amount of unsecured and unsubordinated Senior Notes issued under a March 2001 private placement, with $1,000 maturing on March 1, 2006; $3,000 maturing on March 1, 2011; and $2,500 maturing on March 1, 2031. Fixed interest rates range from 7.35% to 8.75% per annum, payable semi-annually. Also included in the Senior Notes are $3,000 of unsecured and unsubordinated Senior Notes issued through an April 2002 registered public offering by AT&T Wireless with $250 maturing on April 18, 2005; $750 maturing on May 1, 2007; and $2,000 maturing on May 1, 2012. Fixed interest rates range from 6.875% to 8.125% per annum, payable semi-annually. The Senior Notes of AT&T Wireless include customary covenants for issuers like us.

As of July 1, 2003, we executed amended and restated subordinated promissory notes to modify the terms of our member loans. The amendments reduced the fixed interest rate from 7.5% to 6.0% and extended the maturity date to June 30, 2008. This change resulted in a reduction of interest expense of approximately $145 per annum. We may prepay the member loans at any time, generally, and are obligated to prepay the member loans to the extent of excess cash (as defined) pursuant to our revolving credit agreement.

SBC and BellSouth have agreed to subordinate their repayment rights applicable to the member loans to the repayment rights of our senior debt. Senior debt includes our Senior Notes, including Senior Notes of AT&T Wireless, and other borrowings from external parties designated as senior debt to which SBC and BellSouth have specifically agreed to be subordinate. The payment of principal and interest on the subordinated member loans by us is prohibited in the event of bankruptcy or an event of default in the

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

payment or prepayment of any principal of or interest on any senior debt, or in the event of an acceleration of the subordinated debt upon its default, until the senior debt has been repaid in full.

Concurrently with our acquisition of AT&T Wireless, we irrevocably deposited with the TeleCorp trustee U.S. Treasury securities equal to the redemption price of the TeleCorp Notes, along with interest due prior to the Notes’ redemption date. In compliance with the indenture, all of the U.S. Treasury securities mature prior to the redemption date of the TeleCorp Notes. The trustee has been notified that the TeleCorp Notes are being called for redemption in July 2005; as such, these Notes are reflected within “Debt maturing within one year” on the consolidated balance sheet at December 31, 2004. In accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, the TeleCorp Notes and corresponding assets placed in trust remain on our consolidated balance sheet as of December 31, 2004 as we have not met the criteria required to derecognize the liability.

We also irrevocably deposited with the Tritel trustee U.S. Treasury securities, which upon maturity were sufficient to fund the redemption of the Tritel Notes, along with amounts of interest due prior to the Notes’ redemption dates. In November 2004, the Tritel Notes were redeemed by the trustee pursuant to the exercise of the make-whole call option on the acquisition date.

Off-Balance Sheet Arrangements. At December 31, 2004, we were obligated to pay certain capital leases assigned to the GSMF venture of $31. We have investments in unconsolidated affiliates, principally our joint venture with T-Mobile. As required by GAAP, we have accounted for our joint venture activity using the equity method of accounting. As a result, the assets and liabilities of these ventures are not included on our accompanying consolidated balance sheets and the results of operations of the ventures are not included in our accompanying consolidated statements of income, other than as equity in earnings of unconsolidated affiliates. This venture has been terminated, and its concluding operations are not expected to have a material effect on our financial statements. See “Termination of GSMF Network Infrastructure Joint Venture” in Item 1, “Our Business” for further discussion of this transaction.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reflected in the consolidated financial statements and accompanying notes. We base our estimates on historical experience, where applicable, and other assumptions that we believe are reasonable under the circumstances. Actual results may differ from those estimates under different assumptions or conditions. There are certain critical estimates that we believe require significant judgment when preparing our financial statements. We consider an accounting estimate to be critical if: 1) it requires us to make assumptions because information was not available at the time or it included matters that were highly uncertain at the time we were making our estimate and 2) changes in the estimate or different estimates that we could have selected may have had a material impact on our financial condition or results of operations. The various policies that are important to the portrayal of our financial condition and results of operations include:

Business Combinations — Fair Value Estimates and Restructuring Costs

Nature of Critical Estimate Items

Fair Value Estimates. We apply the accounting requirements of SFAS No. 141, Business Combinations (SFAS 141) to the acquisitions of other businesses. SFAS 141 requires that we record the net assets of acquired businesses at fair value, and we must make estimates and assumptions to determine the fair value

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

of these acquired assets and liabilities. We have hired third party valuation specialists to assist us with these fair value estimates.

Restructuring Costs. Additionally, we make estimates related to restructuring costs associated with business acquisitions. Restructuring costs in a business acquisition include primarily severance costs, costs related to rationalizing our network and vacating targeted retail and administrative facilities. For severance costs and other exit activities related to employees and operations acquired in a business combination, we apply the accounting requirements of EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (EITF 95-3). These costs are recorded as additional consideration of a business combination. For severance costs related to employees employed by Cingular by means outside of a business combination and other costs related to exit or disposal activities for obligations existing at the company other than by means of a business combination, we apply the accounting requirement of SFAS No. 112, Employers’ Accounting for Postemployment Benefits — an Amendment of FASB Statements Nos. 5 and 43 (SFAS 112) and SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). The costs recorded under the provisions of SFAS 112 and SFAS 146 are generally recorded as charges to our operating results.

Assumptions/ Approach Used

Fair Value Estimates. We utilize a variety of assumptions to estimate fair value of acquired assets and assumed liabilities, including market data, estimated future cash flows, growth rates, current replacement cost for similar capacity for certain fixed assets, market rate assumptions for contractual obligations and settlement plans for contingencies and liabilities. The most significant assumptions within our cash flow models are the discount rate and the growth rate. We apply significant judgment in determining the fair values of acquired assets and liabilities, including those acquired in our acquisition of AT&T Wireless, notably property, plant and equipment, licenses, customer relationship intangibles, investments in and advances to equity affiliates, long-term debt, deferred income taxes and goodwill. The valuations of certain AT&T Wireless assets and liabilities as of December 31, 2004 are based on preliminary valuations and are subject to adjustment as additional information is obtained.

Restructuring Costs. We utilize a variety of assumptions for recording restructuring costs, including numbers of employees to be terminated, pre-severance employee attrition rates and average employee compensation for involuntary termination benefits. For exit costs related to vacating targeted retail and administrative facilities, we make assumptions for future lease expense and sub-lease income and timing for vacated space, discount rates and contract termination charges to be incurred. Management plans to dispose of certain operations and assets of AT&T Wireless and to integrate the acquired businesses with ours. These integration plans, which include selling international and some domestic businesses and spectrum licenses, will affect many areas of our operations, including sales and marketing, network, information technology, customer care, supply chain and finance. In connection therewith, we expect to incur significant costs over the next several years associated with exiting activities of AT&T Wireless and integrating the businesses. Management is in the process of developing these plans and expects to complete them in the first and second quarters of 2005.

Effect if Different Assumptions Used

Fair Value Estimates. Changes to the assumptions we used to estimate fair value could impact the recorded amounts for acquired assets and liabilities, including but not limited to property, plant and equipment, licenses, customer relationship intangibles, investments in and advances to equity affiliates, long-term debt, deferred income taxes and goodwill. Significant changes to these balances could have a material impact to our future reported results. Lower or higher fair values assigned to property, plant, and

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

equipment and customer relationship intangibles could result in lower or higher amounts of depreciation and amortization recorded. Lower or higher fair values assigned to debt could result in higher or lower interest expense, net of premium amortization.

Restructuring Costs. Changes to estimates recorded under the provisions of EITF 95-3 will generally be reflected as an adjustment to the business combination purchase price and will likely impact the amount of goodwill recorded. Changes to estimates recorded under the provisions of SFAS 112 and SFAS 146 will impact current operating results as changes to those estimates occur.

Long-Lived Assets — Depreciation and Amortization

Nature of Critical Estimate Items

Depreciation — The wireless communications industry is capital intensive. Depreciation of operating assets constitutes a significant operating cost for us. The cost of our property, plant and equipment, principally wireless communications equipment, is charged to depreciation expense over estimated useful lives.

Amortization — We have finite-lived intangible assets, principally consisting of customer relationship intangible assets as a result of acquisitions of other businesses. The costs represent fair values placed on customers of acquired businesses. The majority of our customer relationship intangible assets resulted from our acquisition of AT&T Wireless in the fourth quarter of 2004. The costs related to finite-lived intangible assets are charged to amortization expense over estimated useful lives.

Assumptions/ Approach Used

Depreciation — We depreciate our wireless communications equipment using the straight-line method over estimated useful lives. Leasehold improvements, including cell site acquisition and other site construction improvements, are depreciated over the shorter of their estimated useful lives or lease terms that are reasonably assured. We periodically review changes in our technology and industry conditions, migration patterns of our subscribers, asset retirement activity and salvage values to determine adjustments to estimated remaining useful lives and depreciation rates. Effective January 1, 2003, we implemented the results of a review of the estimated useful lives of our remaining TDMA network assets. Useful lives were shortened to fully depreciate all such equipment by December 31, 2008. While we continue to sell and market TDMA services for the foreseeable future, the amount of future projected cash flows to be derived from the TDMA network assets is highly dependent upon the rate of transition of existing customers using TDMA equipment to GSM/ GPRS/ EDGE-capable equipment, as well as other competitive and technological factors. We determined that a reduction in the useful lives of these assets was warranted based on the projected transition of network traffic from TDMA to GSM/ GPRS/ EDGE. This change in estimate increased depreciation in 2003 by $91. TDMA equipment acquired after January 1, 2003 was assigned estimated useful lives not to exceed six years.

Due to the accelerated migration of traffic to GSM/ GPRS/ EDGE experienced in 2004, we again evaluated the estimated useful lives of our TDMA equipment. This review was completed in the fourth quarter of 2004 and, effective October 1, 2004, useful lives were further shortened to fully depreciate all TDMA equipment by December 31, 2007. This change in estimate increased depreciation expense in the fourth quarter of 2004 by $61 and is estimated to increase 2005 depreciation expense by approximately $246.

Amortization — The majority of our customer relationship intangible assets are amortized over a five-year period using the sum-of-the years digit method.

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Effect if Different Assumptions Used

Actual economic lives may differ from estimated useful lives. Periodic reviews could result in a change in our depreciable and amortizable lives and therefore our depreciation and amortization expense in future periods.

Depreciation — We continue to review the useful lives of the TDMA assets throughout the period of transition of customers to GSM/ GPRS/ EDGE and UMTS equipment to determine whether further changes are warranted. Additional changes to shorten depreciable lives may be necessary. We believe useful lives of our TDMA assets are appropriate as of December 31, 2004.

Amortization — The majority of our customer relationship intangible assets resulted from our acquisition of AT&T Wireless and are being amortized over an estimated useful life of five years. If we had assumed a useful life of four years, our amortization expense for the 67 days post-acquisition would have been $82 greater than the amortization expense we recorded within our 2004 results. If we had assumed a useful life of six years, our amortization expense for the 67 days post-acquisition would have been $55 less than the amortization expense we recorded within our 2004 results.

Valuation of Long-Lived Assets

Nature of Critical Estimate Item

We review finite-lived long-lived assets, principally consisting of property, plant and equipment and customer relationship intangible assets, for impairment based on the requirements of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). This impairment review is performed whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. For assets we intend to hold and use, if the total of the expected future undiscounted cash flows from the asset group is less than the carrying amount of the asset group, a loss is recognized for the difference between the fair value and the carrying value of the asset group. The asset group to be held and used represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. We have determined that the lowest level for which cash flows are largely independent of the cash flows of other groups is the consolidated company level. For assets we plan to dispose of, a loss is recognized if the carrying amount of the assets in the disposal group is more than fair value, net of the costs of disposal.

Assumptions/ Approach Used

In analyzing finite-lived long-lived assets for potential impairment, significant assumptions used in determining the undiscounted cash flows of the asset group include:

•	cash flows attributed to the asset group;

•	future cash flows of the asset group, including estimates of terminal values, which incorporate our views of growth rates for the related business and anticipated future economic conditions; and

•	period of time over which the assets will be held and used.

Similar assumptions are used to determine the fair value of the asset group when using a discounted cash flow model. In addition, an estimated discount rate is used to incorporate the time value of money and risk inherent in the future cash flows, as well as estimates for any costs of disposal or salvage values. We believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value.

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Effect if Different Assumptions Used

The use of different estimates or assumptions within our undiscounted cash flow models (e.g., growth rates, future economic conditions, estimates of terminal values) could result in undiscounted cash flows that are lower than the current carrying value of an asset group, thereby requiring the need to compare the carrying value of the asset group to its fair value.

The use of different discount rates when determining the fair value of the asset group could result in different fair values, and impact any related impairment charges. A different method of determining fair value, other than a discounted cash flow model, could result in a lower or higher fair value for the asset group.

In the fiscal year ended December 31, 2004, we recognized an impairment charge associated with our Mobitex data business, which was sold in October 2004.

Goodwill — Valuation

Nature of Critical Estimate Item

We review goodwill for impairment based on the requirements of SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142). In accordance with SFAS 142, goodwill is tested for impairment at the reporting unit level on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. These events or circumstances would include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. We perform our annual goodwill impairment test as of each October 1st.

Assumptions/ Approach Used

In accordance with SFAS 142, we are required to test goodwill at the reporting unit level as defined by reference to our operating segment determined under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. We have one reporting unit, wireless communications services, for which we test goodwill for impairment. The goodwill impairment test requires us to estimate the fair value of our overall business enterprise.

In analyzing goodwill for potential impairment, we use projections of future cash flows from our reporting unit to determine whether the reporting unit’s estimated fair value exceeds its carrying value. These projections of cash flows are based on our views of growth rates and anticipated future economic conditions and the appropriate discount rates relative to risk and estimates of residual values. We believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value.

We were not required during 2004 to test goodwill for impairment at an interim date.

Effect if Different Assumptions Used

The use of different estimates or assumptions within our discounted cash flow model (e.g., growth rates, future economic conditions, discount rates and estimates of terminal values) when determining the fair value of our one reporting unit could result in different values and may affect any related goodwill impairment charge. Additionally, a change in our reporting unit structure would result in the requirement to test goodwill for impairment at multiple reporting units.

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For the annual goodwill impairment test performed as of October 1, 2004, we had no impairment of our consolidated goodwill balance. A ten percent change in the estimated fair value of our reporting unit as of October 1 would not have impacted the results of our goodwill impairment test.

As a result of the acquisition of AT&T Wireless in October 2004, our goodwill balance increased to $21,637 as of December 31, 2004. Goodwill resulting from our acquisition of AT&T Wireless was assigned to our one reporting unit. We will test goodwill for impairment during the fourth quarter of 2005 unless events occur or circumstances change that would reduce the fair value of our one reporting unit below its carrying value.

FCC Licenses — Valuation of Indefinite-Lived Intangible Assets

Nature of Critical Estimate Item

We review indefinite-lived intangible assets for impairment based on the requirements of SFAS 142. In accordance with SFAS 142, indefinite-lived intangible assets, consisting of FCC licenses, are tested for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would indicate the asset might be impaired. We perform our annual FCC license impairment test as of each October 1st. The impairment test requires us to estimate the fair value of our licensing costs. We estimate the fair values of the majority of our FCC licenses in the aggregate, using a discounted cash flow model. We evaluate the fair values of a limited number of nonstrategic licenses separately, primarily using comparative market transaction data. We were not required during 2004 to test FCC licenses for impairment at an interim date.

Assumptions/ Approach Used

In accordance with EITF 02-7, Unit of Accounting for Testing of Impairment of Indefinite-Lived Intangible Assets, impairment tests for the majority of our FCC licenses are performed on an aggregate basis. As of October 1, 2004, our 2004 annual FCC license impairment testing date, we had interests in FCC licenses in markets where we do not currently provide service. The majority of these licenses were granted to Salmon in October 2001. As we plan to construct an operational network in the majority of these licensed territories in the near future, a majority of these licenses are included in the aggregate test based on their strategic importance to our future business plans. The carrying value of licenses in markets where we do not currently provide service at October 1, 2004 was approximately $500.

We estimate the fair value of our aggregated FCC licenses using a discounted cash flow model. The approach used in determining the fair value of the FCC licenses includes the following assumptions:

•	start-up model assumption with FCC licenses as the only asset owned by us;

•	cash flow assumptions incorporated in regard to investment in a network, the development of distribution channels and customer base and other critical inputs for making the business operational. The assumptions underlying these inputs are based upon a combination of our historical results and trends, our business plans and market participant data; as these inputs are included in determining free cash flows of the business, the present value of the free cash flows of the business, after investment in the network, customers, etc. is attributable to the FCC licenses.

•	weighted average cost of capital for a start-up asset; and

•	long-term rate of growth for our business.

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. We corroborate our determination of fair value of the FCC licenses, using the discounted cash flow approach described above, with other market-based valuation metrics.

The fair value of any nonstrategic FCC licenses not included in the aggregate license impairment test is determined by obtaining market data on recent FCC license transactions, if available, and deriving estimates of fair value for each license based on certain characteristics of the license and the related market, including geographic location, market size, megahertz frequency and population density.

Effect if Different Assumptions Used

The use of different estimates or assumptions within our discounted cash flow model when determining the fair value of our FCC licenses or using a methodology other than a discounted cash flow model assuming a start-up asset could result in different values for our FCC licenses and may affect any related impairment charge. The most significant assumptions within our discounted cash flow model are the discount rate and the growth rate. Additionally, a change in management’s future business plans or disposition of one or more FCC licenses could result in the requirement to test certain FCC licenses for impairment on an individual basis rather than on an aggregate basis. If any legal, regulatory, contractual, competitive, economic or other factors were to limit the useful lives of our indefinite-lived FCC licenses, we would be required to test these intangible assets for impairment in accordance with SFAS 144 and amortize the intangible asset over its remaining useful life.

Actual market prices for our nonstrategic FCC licenses could differ from those derived in our analysis resulting in different values for our nonstrategic licensing costs and any related impairment charges.

For the 2004 license impairment test performed as of October 1, the fair value of the group of aggregated FCC licenses was significantly in excess of its carrying value. A ten percent change in the estimated fair value of the aggregated FCC licenses would not have impacted the results of our 2004 annual license impairment test.

Subsequent to our annual FCC license impairment review, we acquired AT&T Wireless. As a result of the acquisition of AT&T Wireless, our FCC license balance increased to $24,748 as of December 31, 2004. We will test FCC licenses for impairment during the fourth quarter of 2005 unless an event occurs or circumstances change that would indicate the asset might be impaired.

Accounts Receivable — Allowance for Doubtful Accounts

Nature of Critical Estimate Items

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

Effect if Different Assumptions Used

Management believes that the allowance for doubtful accounts is adequate to cover estimated losses in customer accounts receivable balances under current conditions. However, changes to the allowance for

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

doubtful accounts may be necessary in the event that the financial condition of our customers improves or deteriorates. Additionally, changes may be necessary if we adjust our credit standards for new customers or change our collection practices. Either of these situations may result in write-off patterns that differ from our historical experience. A ten percent change in our allowance for doubtful accounts at December 31, 2004 would have resulted in a $32 pre-tax impact to our reported results.

Service Revenues — Rollover® Rate Plans and Unbilled Revenues

Nature of Critical Estimate Item

ROLLOVER® Rate Plans — Certain customer rate plans include a feature whereby unused anytime minutes do not expire each month but rather are available, under certain conditions, for future use for a period not to exceed one year from the date of purchase. We defer revenue based on an estimate of the portion of minutes expected to be utilized prior to expiration.

Unbilled Revenues — The majority of our postpaid customers acquired through our acquisition of AT&T Wireless are billed in arrears. For those customers, our billing cycle cut-off times require us to estimate service revenues earned but not yet billed at the end of each month.

Assumptions/ Approach Used

ROLLOVER® Rate Plans — Historical customer usage patterns, which have been consistent and which we view to be reliable for purposes of gauging predictive behavior, allow us to estimate the number of minutes expected to be utilized, as well as those which are likely to expire or be forfeited. No deferral of revenue is recorded for the minutes that are expected to expire or be forfeited, as no future performance is expected to be required by us, nor is there any obligation to refund or redeem for value expired minutes. We record an obligation for those minutes we estimate will be utilized based on a weighted-average of the per minute airtime rate implicit in the price of our ROLLOVER® rate plans.

During the second quarter of 2004, we modified our estimate for calculating the deferral to incorporate more refined customer data and usage patterns, which in our view, more accurately reflects the estimate of the future utilization of those minutes based on historical trends. This change in estimate resulted in a $63 decrease in the deferral recorded as of December 31, 2004, as compared to the deferral that would have been recorded prior to making the change.

The balance of the deferral was $103 and $146 as of December 31, 2003 and 2004, respectively.

Unbilled Revenues — We estimate our unbilled services revenue by reviewing historical minutes of use processed, adjusted for differences in the types and number of days customer promotions, seasonality factors and customer levels.

Effect if Different Assumptions Used

ROLLOVER® Rate Plans — If our assumptions regarding expected usage of ROLLOVER® minutes changes or ROLLOVER® rate plan pricing changes, our estimate of the future obligation associated with minutes to be deferred could differ, resulting in an increase or decrease to our deferred and service revenues.

Unbilled Revenues — Actual services revenue could be greater or lower than amounts estimated due to customer levels and their usage differing from our adjusted historical experience. Any adjustments will be made in the following quarter for the differences between the actual services revenue billed and the previously accrued amounts.

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We have discussed the development and selection of these critical accounting policies with the Audit Committee of the Board of Directors of our Manager, and the Audit Committee has reviewed the disclosure of these critical accounting policies in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Related Party Transactions

We incurred the following related party charges:

	Year Ended December 31,

Type of Service(1)	2002	2003	2004

Agent commissions and compensation	$46	$103	$67
Interconnect and long distance(2)	663	815	927
Other services	85	77	97

(1)	Represent charges from SBC, BellSouth and their affiliates. See Note 9 to our audited consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” for further discussion related to interest expense on debt due to members.

(2)	The increase in interconnect and long distance charges in 2003 resulted primarily from redundant expenses related to operating dual networks while transitioning our network from TDMA to GSM and the selection of SBC and BellSouth as preferred long distance service providers.

Additionally, we have purchase commitments to SBC, BellSouth and their affiliates of $258 for dedicated lease lines used to provide interconnection services and $142 for telecommunications and other services at December 31, 2004. See Note 12 to our audited consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data”.

We had receivables from affiliates of $81 and $247 and payables to affiliates of $135 and $109 at December 31, 2003 and 2004, respectively, primarily with SBC, BellSouth and GSMF. See Notes 6 and 12 to our audited consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” for further discussion of affiliate receivables and payables.

For the year ended December 31, 2002, SBC and BellSouth made cash contributions to us of $499 for general corporate purposes. In October 2004, SBC and BellSouth contributed $36,024 to finance the acquisition of AT&T Wireless. See Note 3 to our audited consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” for further discussion of the AT&T Wireless acquisition.

Recent Accounting Pronouncements

See the section, New Accounting Standards, in Note 1, “Summary of Significant Accounting Policies” in Item 8, “Financial Statements and Supplementary Data”.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

The majority of our financial instruments are medium- and long-term fixed rate notes and member loans. Fluctuations in market interest rates can lead to significant fluctuations in the fair values of these fixed rate instruments. In addition, we are exposed to market risks, primarily from changes in interest rates and to a lesser degree from foreign currency exchange rates. To manage exposure to these fluctuations, manage

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

At December 31, 2004, we had outstanding an aggregate of $9,628 in unsecured, subordinated member loans from SBC and BellSouth with a fixed interest rate of 6.0% and a stated maturity of June 30, 2008. We also had outstanding $11,700 principal amount of unsecured notes with fixed interest rates ranging from 5.625% to 10.625% and with maturity dates between 2005 and 2031. As of December 31, 2004, we had $250 of fixed-to-floating interest rate swaps related to our five-year unsecured Senior Notes. A change in interest rates of 100 basis points would change our interest expense as a result of the swaps as of December 31, 2004 by $3 per annum. We also have capital leases outstanding of $1,007 with fixed interest rates ranging from 6.0% to 9.6% and of $4 with a fixed interest rate of 5.56%.

As of December 31, 2004, we had $1,689 of floating rate borrowings, which includes $1,667 outstanding under our revolving credit agreement with SBC and BellSouth carrying an interest rate of LIBOR plus 0.05%. A change in interest rates of 100 basis points would change our interest expense on floating rate debt balances as of December 31, 2004 by $17 per annum. Through February 2005, we repaid $899 of the outstanding borrowings.

In December 2004, we signed a definitive agreement to sell our indirect interest in IDEA, a cellular telecommunications company in India, to a joint venture between STT Communications Ltd. and TM International Sdn, a wholly owned subsidiary of Telekom Malaysia Berhd. We will, upon closing of the transaction, receive the U.S. dollar equivalent of Rupees 9,108,628,130 based upon the exchange rate two business days before the transaction closes. The U.S. dollar equivalent was approximately $210 as of December 31, 2004. We recorded a pretax unrealized currency translation adjustment of $10 within other comprehensive income (loss) at December 31, 2004 for the increase in the U.S. dollar equivalent which occurred between the AT&T Wireless acquisition date and December 31, 2004. The transaction is subject to, among other things, approval by several regulatory agencies in India as well as the lenders of IDEA Cellular Ltd.

The risk management discussion above, related to our market risks, contains forward-looking statements and represents, among other things, an estimate of possible changes in fair value that would occur assuming changes in interest rates. Future impacts of market risk would be based on actual developments in the financial markets. See Cautionary Language Concerning Forward-Looking Statements immediately following Part IV of this Annual Report.

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.	Financial Statements and Supplemental Data

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.	Financial Statements and Supplemental Data

CONSOLIDATED FINANCIAL STATEMENTS

CINGULAR WIRELESS LLC
Years Ended December 31, 2002 (restated), 2003 (restated) and 2004 with Report of Independent Registered Public Accounting Firm

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.	Financial Statements and Supplemental Data

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2002 (Restated), 2003 (Restated) and 2004

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.	Financial Statements and Supplemental Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareowners

Cingular Wireless Corporation, Manager of
     Cingular Wireless LLC

We have audited the accompanying consolidated balance sheets of Cingular Wireless LLC as of December 31, 2003 and 2004 and the related consolidated statements of income, changes in members’ capital, comprehensive income and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15a(2). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Omnipoint Facilities Network II, LLC (Omnipoint), a wholly owned subsidiary of GSM Facilities, LLC (an equity investee in which the Company has an approximate 60% interest at December 31, 2004), have been audited by other auditors whose report has been furnished to us; insofar as our opinion on the consolidated financial statements relates to the 2003 and 2004 amounts included for Omnipoint, it is based solely on their report. In the consolidated financial statements, the Company’s indirect investment in Omnipoint is stated at $770 million and $880 million, respectively, at December 31, 2003 and 2004, and the Company’s equity in net losses of Omnipoint is stated at $100 million and $135 million, for the years then ended.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cingular Wireless LLC and subsidiaries at December 31, 2003 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial schedule when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As described in Note 5 to the consolidated financial statements, in 2002 the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

As described in Note 2 to the consolidated financial statements, the accompanying consolidated balance sheet as of December 31, 2003 and the related consolidated statements of income, changes in members’ capital, comprehensive income and cash flows for each of the years ended December 31, 2002 and 2003 have been restated.

/s/ ERNST & YOUNG LLP

Atlanta, Georgia

March 4, 2005

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members and Board of Directors of GSM Facilities, LLC:

In our opinion, the accompanying balance sheets and the related statements of operations, of member’s equity and of cash flows (not presented separately herein) present fairly, in all material respects, the financial position of Omnipoint Facilities Network II, LLC (the Company) at December 31, 2004 and 2003, and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Notes 1 and 5, the Company’s transactions are substantially with related parties, who are the Company’s member owners. Additionally, as described in Note 1, the Company relies on its member owners for funding requirements.

As described in notes 1 and 6, the Company’s assets were contributed to T-Mobile USA, Inc. (T-Mobile) on January 5th, 2005, as part of an agreement between T-Mobile and Cingular Wireless LLC to unwind the operations of their joint venture, GSM Facilities, LLC.

As discussed in Note 2, the consolidated financial statements for the years ended December 31, 2003 and 2002 have been restated.

/s/ PRICEWATERHOUSECOOPERS LLP

Seattle, Washington

March 3, 2005

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

CINGULAR WIRELESS LLC

CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2004

	(Dollars in millions)
	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$1,139	$352
Accounts receivable — net of allowance for doubtful accounts of $130 and $317	1,592	3,448
Due from affiliates, net	—	138
Inventories	273	690
Prepaid assets	186	346
Other current assets	110	596

Total current assets	3,300	5,570
Property, plant and equipment, net	10,962	21,958
Licenses, net	7,769	24,762
Goodwill	849	21,637
Customer relationship intangibles, net	150	4,698
Other intangible assets, net	5	241
Investments in and advances to equity affiliates	2,269	2,676
Other assets	226	696

Total assets	$25,530	$82,238

LIABILITIES AND MEMBERS’ CAPITAL
Current liabilities:
Debt maturing within one year	$95	$2,158
Accounts payable	904	1,383
Due to affiliates, net	54	—
Advanced billing and customer deposits	538	728
Accrued liabilities	1,619	3,714

Total current liabilities	3,210	7,983
Long-term debt:
Debt due to members	9,678	9,628
Other long-term debt, net of premium	2,914	14,229

Total long-term debt	12,592	23,857
Deferred tax liabilities, net	190	3,997
Other noncurrent liabilities	546	1,256

Total liabilities	16,538	37,093
Commitments and contingencies (see Note 18)
Minority interests in consolidated entities	659	609
Members’ capital:
Members’ capital	8,513	44,714
Receivable for properties to be contributed	(178)	(178)
Accumulated other comprehensive loss, net of taxes	(2)	—

Total members’ capital	8,333	44,536

Total liabilities and members’ capital	$25,530	$82,238

See accompanying notes.

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

CINGULAR WIRELESS LLC

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,

	2002	2003	2004

	(Dollars in millions)
	(Restated)	(Restated)
Operating revenues:
Service revenues	$13,922	$14,223	$17,473
Equipment sales	981	1,260	1,963

Total operating revenues	14,903	15,483	19,436
Operating expenses:
Cost of services (excluding depreciation of $1,393, $1,670 and $2,259, which is included below)	3,594	3,681	4,608
Cost of equipment sales	1,535	2,031	2,874
Selling, general and administrative	5,429	5,428	7,349
Depreciation and amortization	1,849	2,089	3,077

Total operating expenses	12,407	13,229	17,908

Operating income	2,496	2,254	1,528
Other income (expenses):
Interest expense	(911)	(856)	(900)
Minority interest in earnings of consolidated entities	(123)	(101)	(86)
Equity in net loss of affiliates	(274)	(333)	(415)
Other, net	29	41	16

Total other income (expenses)	(1,279)	(1,249)	(1,385)

Income before provision for income taxes and cumulative effect of accounting change	1,217	1,005	143
Provision (benefit) for income taxes	12	28	(58)

Income before cumulative effect of accounting change	1,205	977	201
Cumulative effect of accounting change, net of tax	(32)	—	—

Net income	$1,173	$977	$201

See accompanying notes.

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

CINGULAR WIRELESS LLC

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

(Dollars in millions)
Balance at December 31, 2001, as originally reported	$5,850
Effect of restatement on periods ending on or prior to December 31, 2001	(72)

Balance at December 31, 2001, as restated	5,778
Net income, as restated	1,173
Contributions from members	484

Balance at December 31, 2002, as restated	7,435
Net income, as restated	977
Distributions to members, net	(79)

Balance at December 31, 2003, as restated	8,333
Net income	201
Contributions from members, net	36,000
Other, net	2

Balance at December 31, 2004	$44,536

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,

	2002	2003	2004

	(Restated)	(Restated)

	(Dollars in millions)
Comprehensive Income
Net income	$1,173	$977	$201
Other comprehensive income (loss):
Minimum pension liability adjustment, net of taxes of $1 in 2004	(1)	—	(4)
Net foreign currency translation adjustment, net of taxes of ($4)	—	—	6
Net unrealized gain (loss) on securities:
Reclassification adjustment for losses included in net income	1	—	—

Total comprehensive income	$1,173	$977	$203

See accompanying notes.

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

CINGULAR WIRELESS LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2002	2003	2004

	(Dollars in millions)
	(Restated)	(Restated)
Operating activities
Net income	$1,173	$977	$201
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,849	2,089	3,077
Provision for doubtful accounts	404	259	423
Asset impairments	151	—	4
Minority interest in earnings of consolidated entities	123	101	86
Equity in net loss of affiliates	274	333	415
Cumulative effect of accounting change, net of tax	32	—	—
Amortization of debt discount (premium), net	1	1	(43)
Deferred income taxes	(3)	(1)	(74)
Changes in operating assets and liabilities:
Accounts receivable	(280)	(331)	(336)
Inventories	63	(147)	(189)
Other current assets	(42)	(83)	(18)
Accounts payable and other current liabilities	(411)	278	(512)
Pensions and post-employment benefits	91	55	88
Other, net	167	155	198

Net cash provided by operating activities	3,592	3,686	3,320
Investing activities
Construction and capital expenditures	(3,085)	(2,734)	(3,449)
Investments in and advances to equity affiliates, net	(450)	(616)	(422)
Dispositions of assets	6	7	188
Acquisition of AT&T Wireless, net of cash received	—	—	(35,543)
Acquisitions of other businesses and licenses, net of cash received	(6)	(25)	(1,632)
Contractor engineering deposit	(50)	—	—
Purchases of held-to-maturity investments	—	—	(219)

Net cash used in investing activities	(3,585)	(3,368)	(41,077)
Financing activities
Net borrowings under revolving credit agreement	—	—	1,667
Net repayment of commercial paper	(27)	—	—
Net repayment of long-term debt	(59)	(64)	(530)
Repayment of long-term debt due to members	—	—	(50)
Net distributions to minority interests	(79)	(33)	(141)
Contributions from members	499	10	36,024

Net cash provided by (used in) financing activities	334	(87)	36,970

Net increase (decrease) in cash and cash equivalents	341	231	(787)
Cash and cash equivalents at beginning of period	567	908	1,139

Cash and cash equivalents at end of period	$908	$1,139	$352

See accompanying notes.

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

CINGULAR WIRELESS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2002, 2003, and 2004
(Dollars in Millions)

1.	Summary of Significant Accounting Policies

Background and Basis of Presentation

Cingular Wireless LLC (the Company) is a Delaware limited liability company formed in 2000 by SBC Communications Inc. (SBC) and BellSouth Corporation (BellSouth) as the operating company for their U.S. wireless joint venture. SBC and BellSouth, through their wholly owned subsidiaries, respectively, own approximate 60% and 40% economic interests in the Company. Cingular Wireless Corporation (the Manager), which is directed equally by SBC and BellSouth, acts as the Company’s manager and controls the Company’s management and operations. The Company provides wireless voice and data communications services, including local, long-distance and roaming services using both cellular and personal communications services (PCS), and equipment to customers in 44 states, including service to all 100 of the largest U.S. metropolitan areas. All of the Company’s operations, which primarily serve customers in the U.S., are conducted through subsidiaries or joint ventures. Through roaming arrangements with other carriers, the Company provides its customers service in regions where it does not have network coverage and is thus able to serve customers in virtually the entire U.S. and over 170 foreign countries.

In October 2004, the Company acquired AT&T Wireless Services, Inc. (AT&T Wireless) for an aggregate consideration of approximately $41,000 in cash. AT&T Wireless, which has been renamed New Cingular Wireless Services, Inc. but will continue to be referred to herein as AT&T Wireless, is now a direct wholly owned subsidiary of the Company. The assets and operations of AT&T Wireless are being integrated with those of the Company, and the business is conducted under the “Cingular” brand name. See Note 3 for further discussion of the acquisition.

As provided for in the original Contribution and Formation Agreement between the Company, SBC and BellSouth, contributions of wireless operations and assets in certain markets were made during 2000 and 2001. The contribution by SBC of wireless operations and assets in the Arkansas markets, or an equivalent amount in cash if such assets are not contributed, was still pending as of December 31, 2004. The Company has recorded amounts to be contributed as “Receivable for properties to be contributed” in the consolidated balance sheets. Until such time as the contribution is made, the Company continues to manage the properties for a fee. Fees received for managing the Arkansas markets for the years ended December 31, 2002, 2003 and 2004 were $22, $30 and $40, respectively.

These consolidated financial statements include charges from SBC and BellSouth for certain expenses pursuant to various agreements (see Notes 12 and 17). These expenses are considered to be a reasonable reflection of the value of services provided or the benefits received by the Company.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. (GAAP) requires management to make estimates and assumptions that affect the amounts reflected in the consolidated financial statements and accompanying notes. The Company bases its estimates on historical experience, where applicable, and other assumptions that management believes are reasonable under the circumstances. Actual results could differ from those estimates under different assumptions or conditions. Estimates are used when accounting for certain items such as revenue, allowance for doubtful accounts, useful lives of property, plant and equipment and amortization periods for intangible assets, asset

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

CINGULAR WIRELESS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in Millions)

impairments, inventory reserves, legal and tax contingencies, employee compensation programs, evaluation of minimum lease term for operating leases, fair values of investments and intangible assets, asset impairment charges and deferred income taxes, including income tax valuation allowances. Additionally, estimates are used when recording the fair values of assets acquired and liabilities assumed in a purchase business combination.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, variable interest entities in which the Company is the primary beneficiary as defined by Financial Accounting Standards Board (FASB) Interpretation No. 46R, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51(FIN 46R), and voting interest entities in which the Company exercises control. Other parties’ interests in consolidated entities are reported as minority interests. All significant intercompany transactions are eliminated in the consolidation process.

The equity method is used to account for investments that are not consolidated but in which the Company exercises significant influence. Investments in which the Company does not have the ability to exercise significant influence are accounted for under the cost method.

Segments

The Company manages the business as one reportable business segment, wireless communications services, which also is a single operating segment. The Company operates primarily in the U.S.

Revenue Recognition

The Company earns service revenues by providing access to its wireless network (access revenue) and for usage of its wireless system (airtime revenue). Access revenue from postpaid customers is billed either in advance or arrears and recognized ratably over the service period. Airtime revenue, including roaming revenue and long-distance revenue, is billed in arrears based on minutes of use and is recognized when the service is rendered. Prepaid airtime sold to customers and revenue collected from pay-in-advance customers is recorded as deferred revenue prior to the commencement of services, and revenue is recognized when airtime is used or expires. Access and airtime services provided are billed throughout the month according to the bill cycle in which a particular subscriber is placed. As a result of bill cycle cut-off times, the Company is required to make estimates for service revenues earned but not yet billed at the end of each month, and for advanced billings. These estimates are based primarily upon historical minutes of use.

The Company’s ROLLOVER® rate plans include a feature whereby unused anytime minutes do not expire each month but rather are available, under certain conditions, for future use for a period not to exceed one year from the date of purchase. The Company defers revenue based on an estimate of the portion of unused minutes expected to be utilized prior to expiration. Historical subscriber usage patterns, which have been consistent and which the Company views to be reliable for purposes of gauging predictive behavior, allow the Company to estimate the number of unused minutes to be utilized, as well as those which are likely to expire or be forfeited. No deferral of revenue is recorded for the minutes that are expected to

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

CINGULAR WIRELESS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in Millions)

expire or be forfeited, as no future performance is expected to be required by the Company, nor is there any obligation to refund or redeem for value expired minutes. During the second quarter of 2004, the Company modified its estimate for calculating the deferral to incorporate more refined customer data and usage patterns, which in the Company’s view more accurately reflects the estimate of future utilization of those minutes based on historical trends. This change in estimate resulted in a $63 decrease in the deferral recorded as of December 31, 2004, and a corresponding increase to services revenue, as compared to the deferral that would have been recorded prior to making the change. The balance of the deferral as of December 31, 2003 and 2004 was $103 and $146, respectively, and has been included in “Advanced billings and customer deposits” in the consolidated balance sheets.

Service revenues include revenues from Company customers who roam outside their selected home coverage area, referred to as “incollect” roaming revenues, and revenues from other wireless carriers for roaming by their customers on the Company’s network, referred to as “outcollect” roaming revenues.

The Company offers enhanced services including caller ID, call waiting, call forwarding, three-way calling, no answer/busy transfer, text messaging and voice mail. Generally, these enhanced features generate additional service revenues through monthly subscription fees or increased wireless usage through utilization of the features. Other optional services, such as mobile-to-mobile calling, roadside assistance and handset insurance, may also be provided for a monthly fee. These enhanced features and optional services may be bundled with package rate plans or sold separately. Revenues for enhanced services and optional features are recognized as earned. Service revenues also include billings to our customers for Universal Service Fund (USF) and other regulatory fees.

Equipment sales consist principally of revenues from the sale of wireless handsets and accessories to new and existing customers and to agents and other third-party distributors. The revenue and related expenses associated with the sale of wireless handsets and accessories through our indirect sales channels are recognized when the products are delivered and accepted by the agent or third-party distributor, as this is considered to be a separate earnings process from the sale of wireless services and probability of collection is likely. Shipping and handling costs for wireless handsets sold to agents and other third-party distributors are classified as costs of equipment sales.

Effective July 1, 2003, the Company adopted Emerging Issues Task Force (EITF) No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, which is being applied on a prospective basis. The consensus addresses how to account for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. Revenue arrangements with multiple deliverables are required to be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. Arrangement consideration must be allocated among the separate units of accounting based on their relative fair values. The consensus also supersedes certain guidance set forth in Securities and Exchange Commission (SEC) Staff Accounting Bulletin Number 101, Revenue Recognition in Financial Statements (SAB 101). SAB 101 was amended in December 2003 by Staff Accounting Bulletin Number 104 (SAB 104).

The Company determined that the sale of wireless services through its direct sales channels with an accompanying handset constitutes a revenue arrangement with multiple deliverables. Upon adoption of EITF No. 00-21, the Company began dividing these arrangements into separate units of accounting,

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

CINGULAR WIRELESS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in Millions)

including the wireless service and handset. Arrangement consideration received for the handset is recognized as equipment sales when the handset is delivered and accepted by the subscriber. Arrangement consideration received for the wireless service is recognized as service revenues when earned. As the non-refundable, up-front activation fee charged to the subscriber does not meet the criteria as a separate unit of accounting, the Company allocates the additional arrangement consideration received from the activation fee to the handset (the delivered item) to the extent that the aggregate handset and activation fee proceeds do not exceed the fair value of the handset. Any activation fees not allocated to the handset would be deferred upon activation and recognized as service revenue on a straight-line basis over the expected customer relationship period. The Company determined that the sale of wireless services through its indirect sales channels (agents) does not constitute a revenue arrangement with multiple deliverables. For indirect channel sales, the Company continues to defer non-refundable, up-front activation fees and associated costs to the extent of the related revenues in accordance with SAB 104. These deferred fees and costs are amortized on a straight line basis over the estimated customer relationship period, which is currently estimated to be three years. The Company has recorded deferred revenues and deferred expenses of equal amounts in the consolidated balance sheets. As of December 31, 2003 and 2004, SAB 104 deferred revenues and expenses were $104 and $124, respectively.

Income Taxes

The Company is not a taxable entity for federal income tax purposes. Federal taxable income or loss is included in our respective members’ federal income tax returns. The Company’s provision (benefit) for income taxes includes federal and state income taxes for our corporate subsidiaries, as well as for certain states which impose income taxes upon non-corporate legal entities. The acquisition of AT&T Wireless resulted in a significant increase in our pre-tax income (loss) from our corporate subsidiaries. AT&T Wireless retained its corporation status; however, after the acquisition, AT&T Wireless transferred the majority of its assets and liabilities to Cingular Wireless II, LLC (CW II), which it owns jointly with the Company. In exchange for the assets and liabilities transferred to CW II, AT&T Wireless received a 43% ownership interest in CW II, from which any income (loss) is allocated accordingly and is subject to federal and state income taxes. The remaining 57% of the income (loss) from CW II is allocated to the Company and flows through to the members or partners who are taxed at their level pursuant to federal and state income tax laws.

The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities, applying enacted statutory rates in effect for the year in which the differences are expected to reverse. Pursuant to the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, Accounting For Income Taxes, the Company provides valuation allowances for deferred tax assets for which it does not consider realization of such assets to be more likely than not. See Note 16 for further information.

Required Distributions

The Company is required to make periodic distributions to its members on a pro rata basis in accordance with each member’s ownership interest in amounts sufficient to permit members to pay the tax liabilities resulting from allocations of income tax items from the Company. Since the Company did not generate

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

CINGULAR WIRELESS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in Millions)

taxable income in 2002, 2003 or 2004, the Company made no distributions for tax liabilities in 2002, 2003 or 2004.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities of three months or less. Outstanding checks and drafts of $74 and $169 have been included in “Accounts payable” in the consolidated balance sheets as of December 31, 2003 and 2004, respectively.

Short-Term Investments

Short-term investments primarily include investments with original maturities of generally more than three months and less than one year. The Company’s short-term investments primarily related to assets placed in trust for the redemption of certain debt acquired in the AT&T Wireless acquisition (see Note 9) and for employee benefit obligations (see Note 17). These investments, which are classified as held-to-maturity and totaled $233 as of December 31, 2004, are carried at cost, which approximates fair value, and are included in “Other current assets” in the consolidated balance sheets.

Accounts Receivable

Accounts receivable consist principally of trade accounts receivable from customers and are generally unsecured and due within 30 days. Credit losses relating to these receivables consistently have been within management’s expectations. Expected credit losses are recorded as an allowance for doubtful accounts in the consolidated balance sheets. Estimates of expected credit losses are based primarily on historical write-off experience, net of recoveries, and on the aging of the accounts receivable balances. The collection policies and procedures of the Company vary by credit class and prior payment history of customers. Provisions for uncollectible receivables are included in selling, general and administrative expenses.

Inventories

Inventories consist principally of wireless handsets and accessories and are valued at the lower of cost or market value. Market value is determined using replacement cost. The Company maintains inventory valuation reserves for obsolescence and slow moving inventory. These reserves are determined based on analysis of inventory agings.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation and amortization. The cost of additions and substantial improvements is capitalized. Interest expense and network engineering costs incurred during the construction phase of the Company’s wireless network are capitalized as part of property, plant and equipment until the projects are completed and the assets are placed into service. The cost of maintenance and repairs is charged to operating expenses. Property, plant and equipment are depreciated using the straight-line method over their estimated useful lives. Leasehold improvements, including cell site acquisition and other site construction improvements, are depreciated over the shorter of their estimated useful lives or lease terms that are reasonably assured. Depreciation lives may be

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

CINGULAR WIRELESS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in Millions)

accelerated due to changes in technology, the rate of migration of the Company’s subscriber base from its Time Division Multiple Access (TDMA) network to its Global System for Mobile Communication (GSM) network or other industry conditions. Upon sale or retirement of an asset, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is recognized and included in “Cost of services.”

Software Capitalization

The Company capitalizes certain costs incurred in connection with developing or obtaining internal use software in accordance with American Institute of Certified Public Accountants Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Capitalized costs include direct development costs associated with internal use software, including internal direct labor costs and external costs of materials and services. These capitalized software costs are included in “Property, plant and equipment, net” in the consolidated balance sheets and are being amortized on a straight-line basis over a period not to exceed five years. Costs incurred during the preliminary project stage, as well as maintenance and training costs, are expensed as incurred.

Intangible Assets

Intangible assets consist primarily of customer relationships, FCC spectrum licenses and the excess of consideration paid over the fair value of net assets acquired in purchase business combinations (goodwill). Additionally, in conjunction with the Company’s acquisition of AT&T Wireless in October 2004, the Company established intangible assets associated with trade names, trade marks and lease contracts.

Customer relationships represent values placed on customers of acquired businesses and have a finite life. The majority of the Company’s customer relationship intangible assets are amortized over a five-year period using the sum-of-the-years digits method.

Goodwill and other indefinite-lived intangible assets are not amortized in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142). The Company has determined that its FCC spectrum licenses, except for those used in the Mobitex data business, which it sold in the fourth quarter of 2004 (see Note 3), and those held by foreign subsidiaries, should be treated as indefinite-lived intangible assets (see Note 5). The FCC issues spectrum licenses that authorize wireless carriers to provide service in specific geographic service areas. The FCC grants licenses for terms of up to ten years. In 1993, the FCC adopted specific standards to apply to wireless renewals, concluding it will award a license renewal to a licensee that meets certain standards of past performance. Historically, the FCC has granted license renewals routinely. The licenses held by the Company expire at various dates. The Company believes that it will be able to meet all requirements necessary to secure renewal of its wireless licenses.

Finite-lived licenses, which included those formerly used in the Mobitex data business and those held by foreign subsidiaries, are amortized using the straight-line method over their estimated useful lives. Licenses held by foreign subsidiaries are not subject to FCC jurisdiction.

The Company tests goodwill and other indefinite-lived intangible assets for impairment on an annual basis. Additionally, goodwill will be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the Company’s fair value below its carrying

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

CINGULAR WIRELESS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in Millions)

value. Indefinite-lived intangible assets will be tested between annual tests if events or changes in circumstances indicate that the asset might be impaired. These events or circumstances would include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. See Note 5 for discussion of the goodwill and indefinite-lived intangible asset impairment tests.

Valuation of Long-lived Assets

Long-lived assets, including property, plant and equipment and intangible assets with finite lives, are reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technological or other industry changes. In analyzing potential impairment, the Company uses projections of future cash flows from the asset group. These projections are based on the Company’s views of forecasted growth rates, anticipated future economic conditions, appropriate discount rates relative to risk and estimates of residual values. If the total of the expected future undiscounted cash flows from the asset group the Company intends to hold and use is less than the carrying amount of the asset group, a loss is recognized for the difference between the fair value and carrying amount of the asset group. The asset group to be held and used represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The Company has determined the lowest level for which cash flows are largely independent of the cash flows of other groups is the consolidated company level. For assets the Company intends to dispose of, a loss is recognized if the carrying amount of the assets in the disposal group is more than fair value, net of the costs of disposal. The Company principally uses the discounted cash flow method to estimate the fair value of its long-lived assets. The discount rate applied to the undiscounted cash flows is consistent with the Company’s weighted-average cost of capital.

The Company periodically evaluates the useful lives of its wireless network equipment and other equipment and finite-lived intangible assets based on technological and other industry changes to determine whether events or changes in circumstances warrant revisions to the useful lives (see Notes 4 and 13).

Valuation of Investments

The Company holds equity interests in certain entities (see Note 6). These investments are primarily accounted for under the equity method of accounting. In accordance with Accounting Principles Board (APB) Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, the Company reviews its equity method investments for impairment. These reviews are performed to determine whether any decline in the fair value of an investment below its carrying value is deemed to be other than temporary, in which case an impairment charge would be recorded.

Deferred Financing Costs

Debt financing costs are capitalized and amortized over the terms of the underlying obligation using the straight-line method, which approximates the effective interest method. The net deferred financing costs

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

CINGULAR WIRELESS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in Millions)

were $17 and $24 at December 31, 2003 and 2004, respectively. These deferred financing costs are included in “Other assets” in the consolidated balance sheets.

Asset Retirement Obligations

The Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations(SFAS 143) effective January 1, 2003. This statement requires the Company to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and capitalize that amount as part of the book value of the long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the estimated useful life of the related asset. Upon settlement of the liability, the Company either settles the obligation for its recorded amount or incurs a gain or loss.

The Company has certain legal obligations related to network infrastructure, principally tower assets, which fall within the scope of SFAS 143. These legal obligations include obligations to remediate leased land on which the Company’s network infrastructure assets are located. The significant assumptions used in estimating the Company’s asset retirement obligations include the following: a 25% to 80% probability, depending upon the type of operating lease, that the Company’s assets with asset retirement obligations will be remediated at the lessor’s directive; expected settlement dates that coincide with lease expiration dates plus estimates of lease extensions; remediation costs that are indicative of what third party vendors would charge the Company to remediate the sites; expected inflation rates that are consistent with historical inflation rates; and credit-adjusted risk-free rates that approximate the Company’s incremental borrowing rates.

Advertising Costs

Costs for advertising are expensed as incurred. Total advertising expenses were $549, $643 and $973 for the years ended December 31, 2002, 2003 and 2004, respectively. Advertising expenses for 2004 include integration costs associated with public relations activities and media coverage to promote the combined company (see Note 14).

Operating Leases

The Company accounts for its operating leases in accordance with SFAS No. 13, Accounting for Leases and FASB Technical Bulletin No. 85-3, Accounting for Operating Leases with Scheduled Rent Increases. Rent expense is recorded on a straight-line basis over the initial lease term and those renewal periods that are reasonably assured. The difference between rent expense and rent paid is recorded as deferred rent and is included in “Accrued liabilities” and “Other noncurrent liabilities” in the consolidated balance sheets.

Derivative Financial Instruments

In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, (SFAS 133), the Company recognizes all derivatives as either assets or liabilities in the consolidated balance sheets and measures those instruments at fair value. Gains and losses resulting from changes in the fair values of those derivative instruments will be recorded to earnings or other comprehensive income (loss) depending on the use of the derivative instrument and whether it qualifies for hedge accounting.

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

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149). This statement amends and clarifies accounting for derivative instruments and for hedging activities under SFAS 133. The adoption of this statement on July 1, 2003 did not have a material impact on the Company’s results of operations, financial position and cash flows.

Guarantees

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34 (FIN 45), which provides additional accounting guidance and disclosure requirements for most guarantees, including indemnifications. It requires that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligations it assumes under that guarantee if that amount is reasonably estimable, and must disclose that information in its interim and annual financial statements. The provisions for initial recognition and measurement of the liability are to be applied on a prospective basis to guarantees issued or modified on or after January 1, 2003.

New Accounting Standards

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150). This statement establishes standards for how an issuer classifies and measures financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that instruments that are redeemable upon liquidation or termination of an issuing subsidiary that has a limited life are considered mandatorily redeemable shares in the financial statements of the parent. Accordingly, those non-controlling interests are required to be classified as liabilities and recorded at settlement value by SFAS 150. This statement was effective beginning July 1, 2003. As a result of concerns over implementation and measurement issues, on November 7, 2003, FASB Staff Position (FSP) FAS 150-3 was issued deferring indefinitely the effective date for the measurement provisions of paragraphs 9 and 10 of SFAS 150, as they apply to mandatorily redeemable non-controlling interests (e.g., minority interests) of limited-life entities that are consolidated in financial statements.

Certain of the Company’s consolidated entities with minority partners have finite lives. While there are no provisions in the entity charter agreements that require liquidation upon expiration of the entities’ stated lives, the guidance in SFAS 150 still requires the minority interest to be recorded on the balance sheet at settlement value as if the minority interest will be liquidated at that time. The impact on the Company’s results of operations, financial position and cash flows would not be material.

In September 2004, the EITF reached a consensus on Issue No. 04-01, Accounting for Pre-existing Contractual Relationships between the Parties to a Purchase Business Combination (EITF 04-01). The

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

CINGULAR WIRELESS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in Millions)

consensus requires companies to evaluate pre-existing contractual relationships between two parties to a business combination to determine whether settlement of the pre-existing contractual relationship has occurred. Settlements of a pre-existing contractual relationship should be accounted for separately from the business combination. EITF 04-01 is effective for business combinations consummated for reporting periods beginning after October 2004 and is required to be adopted in the first quarter of 2005. The Company adopted this new pronouncement effective January 1, 2005. The impact to the Company’s ongoing results of operations and cash flows as a result of adopting this new statement is not material.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (SFAS 153). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005 and is required to be adopted by the Company in the third quarter of 2005. The Company is currently evaluating the effect that the adoption of SFAS 153 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

     Reclassifications

Certain amounts have been reclassified in the 2002 and 2003 consolidated financial statements to conform to the current year presentation.

2.     Restatements

On February 18, 2005, Company management and the Audit Committee of the board of directors of the Manager concluded that the Company’s financial statements for fiscal periods ending December 31, 2000 through December 31, 2003 and the first three interim periods of 2004 should be restated to correct certain errors relating to accounting for operating leases. While management believes that the impact of this error is not material to any previously issued financial statements, it determined that the cumulative adjustment required to correct this error was too large to record in 2004.

The Company has operating leases, principally for cell sites, that have escalating rentals during the initial lease term and during succeeding optional renewal periods. During the course of preparing its 2004 consolidated financial statements, the Company determined that its method of accounting for operating leases did not comply with the requirements of SFAS No. 13, Accounting for Leases and FASB Technical Bulletin No. 85-3, Accounting for Operating Leases with Scheduled Rent Increases. Historically, the Company has not assumed the exercise of available renewal options in its accounting for operating leases. The Company reevaluated its accounting for operating leases and the related useful lives for depreciating leasehold improvements following publication of a letter issued by the Office of the Chief Accountant of the U.S. Securities and Exchange Commission on February 7, 2005. In light of the Company’s investment in each cell site, including acquisition costs and leasehold improvements, the Company has determined that the exercise of certain renewal options was reasonably assured at the inception of the leases. Accordingly, the Company has corrected its accounting to recognize rent expense, on a straight-line basis,

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

CINGULAR WIRELESS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in Millions)

over the initial lease term and renewal periods that are reasonably assured, and to depreciate the associated leasehold improvements and other related assets over the lesser of their useful lives or their respective lease terms. These restated financial statements reflect these corrections.

The Company’s network infrastructure venture with T-Mobile USA, Inc. (T-Mobile), GSM Facilities LLC (GSMF), accounted for under the equity method, reached a similar conclusion with respect to operating leases, requiring correction and restatement of its previously issued financial statements for the years ended December 31, 2003 and 2002. Accordingly, the Company also revised and restated its equity accounting for the venture.

The impact of these restatements to the Company’s statements of income for the years ended December 31, 2002 and December 31, 2003 was a decrease to Net income of $34 and $45, respectively, as well as a decrease to Member’s capital of $72 as of December 31, 2001. The impact associated with correcting the Company’s accounting for operating leases was an increase to lease expense of $23 and $3, reflected in Costs of services and Selling, general and administrative expenses, respectively, for the year ended December 31, 2002 and of $29 and $6, respectively, for the year ended December 31, 2003. The impact associated with correcting the accounting for the operating leases and useful lives of the Company’s GSMF joint venture was an increase in Equity in net loss of affiliates of $9 and $10, respectively, for the same periods. The above correction also had a de minimus impact on Depreciation and amortization to adjust for the lives used to depreciate certain leasehold improvements. The restatements also impacted Property, plant and equipment, net; Investments in and advances to equity affiliates; Accrued liabilities; Other noncurrent liabilities; and Members’ capital on the consolidated balance sheet as of December 31, 2003.

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

CINGULAR WIRELESS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in Millions)

The following schedules reconcile the amounts as originally reported in the Company’s consolidated balance sheet as of December 31, 2003 and the consolidated statements of income, comprehensive income, changes in members’ capital and cash flows for the years ended December 31, 2002 and 2003:

Consolidated Balance Sheet

	As of December 31, 2003

	(Reported)	Adjustments	(Restated)

	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$1,139	—	$1,139
Accounts receivable — net of allowance for doubtful accounts of $130	1,592	—	1,592
Inventories	273	—	273
Prepaid assets	186	—	186
Other current assets	110	—	110

Total current assets	3,300	—	3,300
Property, plant and equipment, net	10,939	23	10,962
Licenses, net	7,769	—	7,769
Goodwill	849	—	849
Customer relationship intangibles, net	150	—	150
Other intangible assets, net	5	—	5
Investments in and advances to equity affiliates	2,288	(19)	2,269
Other assets	226	—	226

Total assets	$25,526	4	$25,530

LIABILITIES AND MEMBERS’ CAPITAL
Current liabilities:
Debt maturing within one year	$95	—	$95
Accounts payable	904	—	904
Due to affiliates, net	54	—	54
Advanced billing and customer deposits	538	—	538
Accrued liabilities	1,596	23	1,619

Total current liabilities	3,187	23	3,210

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

CINGULAR WIRELESS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in Millions)

	As of December 31, 2003

	(Reported)	Adjustments	(Restated)

	(Dollars in millions)
Long-term debt:
Debt due to members	9,678	—	9,678
Other long-term debt, net of premium	2,914	—	2,914

Total long-term debt	12,592	—	12,592
Deferred tax liabilities, net	190	—	190
Other noncurrent liabilities	414	132	546

Total liabilities	16,383	155	16,538
Minority interests in consolidated entities	659	—	659
Members’ capital:
Members’ capital	8,664	(151)	8,513
Receivable for properties to be contributed	(178)	—	(178)
Accumulated other comprehensive loss, net of taxes of $0	(2)	—	(2)

Total members’ capital	8,484	(151)	8,333

Total liabilities and members’ capital	$25,526	4	$25,530

Consolidated Statements of Income

	Year Ended December 31, 2002			Year Ended December 31, 2003

	(Reported)	Adjustments	(Restated)	(Reported)	Adjustments	(Restated)

	(Dollars in millions)
Operating revenues:
Service revenues	$13,922	$—	$13,922	$14,223	$—	$14,223
Equipment sales	981	—	981	1,260	—	1,260
Total operating revenues	14,903	—	14,903	15,483	—	15,483
Operating expenses:
Cost of services	3,571	23	3,594	3,652	29	3,681
Cost of equipment sales	1,535	—	1,535	2,031	—	2,031
Selling, general and administrative	5,426	3	5,429	5,422	6	5,428
Depreciation and amortization	1,850	(1)	1,849	2,089	—	2,089
Total operating expenses	12,382	25	12,407	13,194	35	13,229
Operating income	2,521	(25)	2,496	2,289	(35)	2,254

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

CINGULAR WIRELESS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in Millions)

	Year Ended December 31, 2002			Year Ended December 31, 2003

	(Reported)	Adjustments	(Restated)	(Reported)	Adjustments	(Restated)

	(Dollars in millions)
Other income (expenses):
Interest expense	(911)	—	(911)	(856)	—	(856)
Minority interest in earnings of consolidated entities	(123)	—	(123)	(101)	—	(101)
Equity in net loss of affiliates	(265)	(9)	(274)	(323)	(10)	(333)
Other, net	29	—	29	41	—	41
Total other income (expenses)	(1,270)	(9)	(1,279)	(1,239)	(10)	(1,249)
Income before provision for income taxes and cumulative effect of accounting change	1,251	(34)	1,217	1,050	(45)	1,005
Provision for income taxes	12	—	12	28	—	28
Income before cumulative effect of accounting change	1,239	(34)	1,205	1,022	(45)	977
Cumulative effect of accounting change, net of tax	(32)	—	(32)	—	—	—
Net income	$1,207	$(34)	$1,173	$1,022	$(45)	$977

Consolidated Statements of Comprehensive Income

	Year Ended December 31, 2002			Year Ended December 31, 2003

	(Reported)	Adjustments	(Restated)	(Reported)	Adjustments	(Restated)

	(Dollars in millions)
Comprehensive Income
Net income	$1,207	$(34)	$1,173	$1,022	$(45)	$977
Other comprehensive income (loss)
Minimum pension liability adjustment, net of tax	(1)	—	(1)	—	—	—
Net unrealized gain (loss) on securities:
Reclassification adjustment for losses included in net income	1	—	1	—	—	—

Total comprehensive income	$1,207	$(34)	$1,173	$1,022	$(45)	$977

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

CINGULAR WIRELESS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in Millions)

Consolidated Statements of Cash Flows

	Year Ended December 31, 2002			Year Ended December 31, 2003

	(Reported)	Adjustments	(Restated)	(Reported)	Adjustments	(Restated)

	(Dollars in millions)
Operating activities
Net income	$1,207	$(34)	$1,173	$1,022	$(45)	$977
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,850	(1)	1,849	2,089	—	2,089
Provision for doubtful accounts	404	—	404	259	—	259
Asset impairments	151	—	151	—	—	—
Minority interest in earnings of consolidated entities	123	—	123	101	—	101
Equity in net loss of affiliates	265	9	274	323	10	333
Cumulative effect of accounting change, net of tax	32	—	32	—	—	—
Amortization of debt discount, net	1	—	1	1	—	1
Deferred income taxes	(3)	—	(3)	(1)	—	(1)
Changes in operating assets and liabilities:
Accounts receivable	(280)	—	(280)	(331)	—	(331)
Inventories	63	—	63	(147)	—	(147)
Other current assets	(42)	—	(42)	(83)	—	(83)
Accounts payable and other current liabilities	(420)	9	(411)	290	(12)	278
Pensions and post-employment benefits	91	—	91	55	—	55
Other, net	150	17	167	108	47	155

Net cash provided by operating activities	3,592	—	3,592	3,686	—	3,686
Investing activities
Construction and capital expenditures	(3,085)	—	(3,085)	(2,734)	—	(2,734)
Investments in and advances to equity affiliates, net	(450)	—	(450)	(616)	—	(616)
Disposition of assets	6	—	6	7	—	7

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

CINGULAR WIRELESS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in Millions)

	Year Ended December 31, 2002			Year Ended December 31, 2003

	(Reported)	Adjustments	(Restated)	(Reported)	Adjustments	(Restated)

	(Dollars in millions)
Acquisitions of businesses and licenses, net of cash received	(6)	—	(6)	(25)	—	(25)
Contractor engineering deposit	(50)	—	(50)	—	—	—

Net cash used in investing activities	(3,585)	—	(3,585)	(3,368)	—	(3,368)
Financing activities
Net repayment of commercial paper	(27)	—	(27)	—	—	—
Net repayment of long-term debt	(59)	—	(59)	(64)	—	(64)
Net distributions to minority interests	(79)	—	(79)	(33)	—	(33)
Contributions from members	499	—	499	10	—	10

Net cash provided by (used in) financing activities	334	—	334	(87)	—	(87)

Net increase in cash and cash equivalents	341	—	341	231	—	231
Cash and cash equivalents at beginning of period	567	—	567	908	—	908

Cash and cash equivalents at end of period	$908	$—	$908	$1,139	$—	$1,139

The restated consolidated statements of income by quarter for 2003 and 2004 are presented below:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(Restated)	(Restated)	(Restated)	(Restated)

	(Dollars in millions)
2003 (Unaudited)
Operating revenues:
Service revenues	$3,394	$3,619	$3,676	$3,534
Equipment sales	244	255	383	378
Total operating revenues	3,638	3,874	4,059	3,912
Operating expenses:
Cost of services	829	897	1,010	945
Cost of equipment sales	396	451	606	578
Selling, general and administrative	1,218	1,271	1,442	1,497
Depreciation and amortization	488	508	521	572

Total operating expenses	2,931	3,127	3,579	3,592

Operating income	707	747	480	320

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

CINGULAR WIRELESS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in Millions)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(Restated)	(Restated)	(Restated)	(Restated)

	(Dollars in millions)
Other income (expenses):
Interest expense	(225)	(230)	(197)	(204)
Minority interest in earnings of consolidated entities	(24)	(35)	(25)	(17)
Equity in net loss of affiliates	(74)	(78)	(90)	(91)
Other, net	26	7	4	4

Total other income (expenses)	(297)	(336)	(308)	(308)

Income (loss) before provision for income taxes and cumulative effect of accounting change	410	411	172	12
Provision (benefit) for income taxes	2	12	6	8

Net income (loss)	$408	$399	$166	$4

The previously reported consolidated statements of income by quarter for 2003 are:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(Reported)	(Reported)	(Reported)	(Reported)

	(Dollars in millions)
2003 (Unaudited)
Operating revenues:
Service revenues	$3,394	$3,619	$3,676	$3,534
Equipment sales	244	255	383	378
Total operating revenues	3,638	3,874	4,059	3,912
Operating expenses:
Cost of services	821	890	1,003	938
Cost of equipment sales	396	451	606	578
Selling, general and administrative	1,217	1,269	1,441	1,495
Depreciation and amortization	488	508	521	572

Total operating expenses	2,922	3,118	3,571	3,583

Operating income	716	756	488	329

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

CINGULAR WIRELESS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in Millions)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(Reported)	(Reported)	(Reported)	(Reported)

	(Dollars in millions)
Other income (expenses):
Interest expense	(225)	(230)	(197)	(204)
Minority interest in earnings of consolidated entities	(24)	(35)	(25)	(17)
Equity in net loss of affiliates	(72)	(76)	(87)	(88)
Other, net	26	7	4	4

Total other income (expenses)	(295)	(334)	(305)	(305)

Income (loss) before provision for income taxes and cumulative effect of accounting change	421	422	183	24
Provision (benefit) for income taxes	2	12	6	8

Net income (loss)	$419	$410	$177	$16

The effect of the restatement adjustments (unaudited) on the Company’s previously issued 2003 quarterly income statements are presented as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net income as originally reported	$419	$410	$177	$16
Restatement adjustments:
Cost of services	8	7	7	7
Selling, general and administrative	1	2	1	2
Equity in net loss of affiliates	(2)	(2)	(3)	(3)

Net income as restated	$408	$399	$166	$4

The impacts of these restatements to the Company’s statements of income for the quarters ended March 31, 2003, June 30, 2003, September 30, 2003 and December 31, 2003 were decreases to Net income of $11, $11, $11 and $12, respectively. The impact associated with correcting the Company’s accounting for operating leases on network facilities was as an increase to rent expense, reflected in Cost of services; for operating leases on retail and administrative facilities, such increases in rent expense are reflected in Selling, general and administrative expenses. The correction also had a de minimus impact on Depreciation and amortization to adjust for the lives used to depreciate certain leasehold improvements. The impact associated with correcting the accounting for the operating leases and useful lives of the Company’s GSMF joint venture was an increase in Equity in net loss of affiliates.

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

CINGULAR WIRELESS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in Millions)

	First	Second	Third
	Quarter	Quarter	Quarter

	(Restated)	(Restated)	(Restated)

	(Dollars in millions)
2004 (Unaudited)
Operating revenues:
Service revenues	$3,558	$3,801	$3,838
Equipment sales	384	354	419
Total operating revenues	3,942	4,155	4,257
Operating expenses:
Cost of services	930	951	1,072
Cost of equipment sales	537	505	585
Selling, general and administrative	1,372	1,463	1,567
Depreciation and amortization	553	565	573

Total operating expenses	3,392	3,484	3,797

Operating income	550	671	460
Other income (expenses):
Interest expense	(198)	(199)	(200)
Minority interest in earnings of consolidated entities	(27)	(41)	(20)
Equity in net loss of affiliates	(108)	(95)	(98)
Other, net	4	1	—

Total other income (expenses)	(329)	(334)	(318)

Income (loss) before provision for income taxes and cumulative effect of accounting change	221	337	142
Provision (benefit) for income taxes	6	(2)	—

Net income (loss)	$215	$339	$142

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

CINGULAR WIRELESS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in Millions)

The previously reported consolidated statements of income by quarter for 2004 are presented below:

	First	Second	Third
	Quarter	Quarter	Quarter

	(Reported)	(Reported)	(Reported)

	(Dollars in millions)
2004 (Unaudited)
Operating revenues:
Service revenues	$3,558	$3,801	$3,838
Equipment sales	384	354	419
Total operating revenues	3,942	4,155	4,257
Operating expenses:
Cost of services	922	943	1,072
Cost of equipment sales	537	505	585
Selling, general and administrative	1,372	1,462	1,567
Depreciation and amortization	552	565	572

Total operating expenses	3,383	3,475	3,796

Operating income	559	680	461
Other income (expenses):
Interest expense	(198)	(199)	(200)
Minority interest in earnings of consolidated entities	(27)	(41)	(20)
Equity in net loss of affiliates	(105)	(92)	(96)
Other, net	4	1	—

Total other income (expenses)	(326)	(331)	(316)

Income (loss) before provision for income taxes and cumulative effect of accounting change	233	349	145
Provision (benefit) for income taxes	6	(2)	—

Net income (loss)	$227	$351	$145

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

CINGULAR WIRELESS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in Millions)

The effect of the restatement adjustments (unaudited) on the Company’s previously issued 2004 quarterly income statements are presented as follows:

	First	Second	Third
	Quarter	Quarter	Quarter

Net income as originally reported	$227	$351	$145
Restatement adjustments:
Cost of services	8	8	—
Selling, general and administrative	—	1	—
Depreciation and amortization	1	—	1
Equity in net loss of affiliates	(3)	(3)	(2)

Net income as restated	$215	$339	$142

The impacts of these restatements to the Company’s statements of income for the quarters ended March 31, 2004, June 30, 2004, and September 30, 2004 were decreases to Net income of $12, $12, and $3, respectively. The impact associated with correcting the Company’s accounting for operating leases on network facilities was as an increase to rent expense, reflected in Cost of services; for operating leases on retail and administrative facilities, such increases in rent expense are reflected in Selling, general and administrative expenses. The correction also had a de minimus impact on Depreciation and amortization to adjust for the lives used to depreciate certain leasehold improvements. The impact associated with correcting the accounting for the operating leases and useful lives of the Company’s GSMF joint venture was an increase in Equity in net loss of affiliates.

3.	Acquisitions and Dispositions

During 2004, 2003 and 2002, the Company completed certain transactions as part of its overall strategy to expand its wireless footprint and divest itself of nonstrategic assets, as well as divestitures required by regulatory agencies.

Acquisitions

AT&T Wireless

In October 2004, the Company acquired AT&T Wireless in a transaction accounted for under the purchase method under SFAS No. 141, Business Combinations (SFAS 141). AT&T Wireless was a provider of wireless voice and data services and products primarily in the U.S. and served nearly 22 million subscribers as of the acquisition date. AT&T Wireless also held equity interests in U.S. and international communications ventures, corporations and partnerships. The acquisition created the largest wireless communications company in the U.S., based upon the number of subscribers.

The aggregate consideration paid to AT&T Wireless shareholders to complete the AT&T Wireless acquisition was approximately $41,000 in cash. Under the merger agreement, each common shareholder of AT&T Wireless received $15 (whole dollars) in cash per common share and the AT&T Wireless preferred shareholders received the then applicable liquidation preference of their preferred shares. In addition, the Company incurred $42 of direct costs for legal, financial advisory and other services related to the

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

CINGULAR WIRELESS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in Millions)

transaction, which costs were capitalized as part of the purchase price. The Company received $36,024 in equity funding from SBC and BellSouth to finance the acquisition in proportion to their respective economic interests. The remaining portion of the purchase price was funded with AT&T Wireless cash on hand. The results of AT&T Wireless’ operations have been included in the Company’s consolidated financial statements since the acquisition date.

The acquisition was structured as a merger of a wholly-owned subsidiary of the Manager with and into AT&T Wireless, following which AT&T Wireless became a direct wholly-owned subsidiary of the Manager, and as the surviving entity, AT&T Wireless retained all its assets and liabilities. Following the merger, the Manager sold all its interests in AT&T Wireless to the Company, and AT&T Wireless then became its direct wholly-owned subsidiary. Subsequently, a significant portion of the operations, including assets, liabilities and subsidiary entities, were transferred from the Company and AT&T Wireless to CW II. The Company and CW II executed supplemental indentures to AT&T Wireless’s two indentures under which its Senior Notes are outstanding to become co-obligated for all obligations thereunder, and AT&T Wireless and CW II executed supplemental indentures to the Company’s indenture under which the Company’s Senior Notes are outstanding to become co-obligated for all obligations thereunder. As a result, CW II, AT&T Wireless and the Company are co-obligated on all of the Company’s and AT&T Wireless’ Senior Notes.

The Company paid a premium (i.e., goodwill) over the fair value of the net tangible and identified intangible assets acquired for a number of reasons, including but not limited to the following:

•	AT&T Wireless fills in the Company’s licensed spectrum and network footprints by covering areas where it did not have licenses or network infrastructure;

•	AT&T Wireless adds depth to the Company’s licensed spectrum position in existing markets, enhancing the Company’s ability to offer future high-speed data services and reduce capital expenditures;

•	AT&T Wireless’ customer base, which has a stronger business customer component than that of the Company, adds a complementary customer mix to the Company’s customer base;

•	AT&T Wireless’ average revenue per user, or “ARPU”, had historically been higher than the ARPU of the Company’s customers;

•	AT&T Wireless gives the Company added size and scale to compete more effectively in the industry and to procure more significant cost economies from vendors; and

•	the acquisition will reduce the Company’s incollect roaming costs because of the broader post-acquisition footprint.

Allocation of Purchase Price

The application of purchase accounting under SFAS 141 requires that the total purchase price be allocated to the fair value of assets acquired and liabilities assumed based on their fair values at the acquisition date. The allocation process requires an analysis of acquired contracts, customer relationships, contractual commitments and legal contingencies to identify and record the fair value of all assets acquired and liabilities assumed. In valuing acquired assets and assumed liabilities, fair values are based on, but are not

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

CINGULAR WIRELESS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in Millions)

limited to: future expected cash flows; current replacement cost for similar capacity for certain fixed assets; market rate assumptions for contractual obligations; settlement plans for litigation and contingencies; and appropriate discount rates and growth rates.

The approach to the estimation of the fair values of the AT&T Wireless intangible assets involved the following steps:

•	Preparation of discounted cash flow analyses;

•	Deduction of the fair values of tangible assets;

•	Determination of the fair value of identified significant intangible assets;

•	Allocation of the excess purchase price over the fair value of the identifiable assets and liabilities acquired to goodwill; and

•	Reconciliation of the individual assets’ returns with the weighted average cost of capital.

Under the purchase method of accounting, the assets and liabilities of AT&T Wireless were recorded at their respective fair values as of the date of acquisition. The Company is in the process of obtaining third-party valuations of property, plant and equipment, intangible assets, debt and certain other liabilities. Given the size of the AT&T Wireless transaction and proximity to year end, the values of certain assets and liabilities are based on preliminary valuations and are subject to adjustment as additional information is obtained. Such additional information includes, but may not be limited to, the following: valuations and physical counts of property, plant and equipment, disposition of acquired inventory, plans relative to the disposition of certain assets acquired, exit from certain contractual arrangements and the involuntary termination of employees. Changes to the valuation of property, plant and equipment may result in adjustments to the fair value of certain identifiable intangible assets acquired. When finalized, adjustments to goodwill may result. The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed and related deferred income taxes as of the respective acquisition date.

AT&T
Wireless

Assets acquired:
Current assets	$8,457 (1)
Property, plant and equipment	10,314
Intangible assets not subject to amortization
— Licenses	15,540
Intangible assets subject to amortization
— Customer relationships	5,010
— Other intangible assets	312
Investments in unconsolidated subsidiaries	898
Other assets	447
Goodwill	20,468

Total assets acquired	61,446

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

CINGULAR WIRELESS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in Millions)

AT&T
Wireless

Liabilities assumed:
Current liabilities, excluding current portion of long-term debt	3,261
Long-term debt	12,172
Deferred income taxes	3,938
Other non-current liabilities	811

Total liabilities assumed	20,182
Net assets acquired	$41,264

(1)	Includes $5,240 of cash used to finance the acquisition.

Goodwill resulting from the acquisition of AT&T Wireless was assigned to the Company’s one reportable business segment. Goodwill includes a portion of value for assembled workforce which is not separately classified from goodwill in accordance with SFAS 141. None of the non-goodwill intangible assets are tax deductible; therefore, deferred tax liabilities were recorded on all intangible assets except goodwill. The deferred tax liabilities related to finite-lived intangible assets will be reflected as a tax benefit in the consolidated statements of income in proportion to and over the amortization period of the related intangible assets.

Substantially all of the licenses acquired have an indefinite life, and accordingly, are not subject to amortization. The majority of customer relationship intangible assets are being amortized over a weighted-average period of five years using the sum-of-the-years digits method. This method best reflects the estimated pattern in which the economic benefits will be consumed. Other intangible assets and other noncurrent liabilities include lease and sublease contracts, which are amortized over the remaining terms of the underlying leases and have a weighted-average amortization period of seven years. Other intangibles also includes the right to use the AT&T brand trade name, which is amortized over a six month period, and represents the use period under the Brand License Agreement with AT&T Corp., as amended. Trademarks are amortized over their expected remaining economic lives, ranging from five to six years, and have a weighted-average amortization period of 5.6 years. See Note 5 for disclosure of expected amortization expense related to intangible assets.

The Company has not identified any material pre-acquisition contingencies where the related asset, liability or impairment is probable and the amount of the asset, liability or impairment can be reasonably estimated. Prior to the end of the purchase price allocation period, if information becomes available which would indicate it is probable that such events had occurred and the amounts can be reasonably estimated, such items will be included in the purchase price allocation.

Triton Wireless Properties

In September 2004, the Company and AT&T Wireless and Triton PCS Holdings, Inc. (Triton) signed an agreement providing for the acquisition by the Company of Triton’s wireless properties in Virginia (the “Virginia properties”) in exchange for certain of AT&T Wireless’ properties in North Carolina, Puerto

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

CINGULAR WIRELESS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in Millions)

Rico and the U.S. Virgin Islands (the “NC/ PR properties”). In addition, the Company agreed to pay Triton $176 in cash. The exchange of network properties closed on December 1, 2004 and is accounted for as a purchase in accordance with SFAS 141. The FCC licenses were retained by the respective parties pending FCC approval for the transfer. Prior to FCC approval, each party will lease the retained FCC licenses to the other party. The results of the Virginia properties have been included in, and the results of the exchanged properties have been excluded from, the Company’s consolidated financial statements since the closing date. Upon completion of this transaction, the Company operates in all of the 100 largest markets in the U.S. The exchange of the FCC spectrum licenses will be effected following FCC approval, which the Company expects in the second quarter of 2005.

Under the purchase method of accounting, the assets and liabilities of the Virginia properties were recorded at their respective fair values as of the date of acquisition. The value of certain assets and liabilities of the Virginia properties are also based on preliminary valuations and are subject to adjustment. The following table summarizes the estimated fair values of the assets and liabilities exchanged as of the acquisition date.

	Virginia	NC/PR	Combined
	Properties	Properties	Totals

Assets acquired (disposed):
Current assets	$32	$(62)	$(30)
Property, plant and equipment	147	(285)	(138)
Intangible assets subject to amortization — Customer relationships	48	(68)	(20)
Goodwill	438	(117)	321

Total assets acquired (disposed)	665	(532)	133
Liabilities assumed (disposed):
Current liabilities	13	4	17
Noncurrent liabilities	—	(60)	(60)

Total liabilities assumed (disposed)	13	(56)	(43)

Net assets acquired (disposed)	$652	$(476)	$176

In addition to the wireless property exchange, AT&T Wireless and Triton, through wholly-owned subsidiaries, signed an agreement in July 2004 to terminate their stockholders’ agreement which would terminate a market exclusivity arrangement between the parties. As of the close of the AT&T Wireless acquisition, the Company had wireless operations in markets where AT&T Wireless was prohibited from operating under the exclusivity arrangement. In exchange for the termination of the stockholders’ agreement, AT&T Wireless agreed to surrender to Triton its equity interest in Triton valued at $194. This transaction closed on October 26, 2004, immediately following the acquisition of AT&T Wireless. With the consummation of this agreement, the Company is able to provide on its network continuing service in areas where Triton currently has operations. The Company recognized no gain or loss on the transaction.

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

CINGULAR WIRELESS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in Millions)

     Pro Forma Financial Information

The following unaudited pro forma consolidated results of operations of the Company for the years ended December 31, 2003 and 2004 assume that the acquisitions of AT&T Wireless and the Virginia properties were completed as of January 1 in each fiscal year shown below:

	Year Ended
	December 31,

	2003	2004

	(Unaudited)
Revenues	$31,238	$32,179
Income before provision for income taxes	1,626	232
Net income	1,353	193

The pro forma amounts represent the historical operating results of AT&T Wireless and the Virginia properties with appropriate adjustments that give effect to depreciation and amortization, interest expense, income taxes, and the elimination of intercompany roaming activity between the Company, AT&T Wireless and the Virginia properties. The effects of other non-acquisition related items discussed in Notes 14 and 20 are included in the pro forma amounts presented above. The pro forma amounts are not necessarily indicative of the operating results that would have occurred if the acquisitions and related transactions had been completed at the beginning of the applicable periods presented. In addition, the pro forma amounts are not necessarily indicative of operating results in future periods, in which the Company might realize revenue enhancements and cost savings.

     Acquisition of NextWave Licenses

In August 2003, the Company executed an agreement with NextWave Telecom, Inc. and certain of its affiliates for the purchase of FCC licenses for wireless spectrum in 34 markets for $1,400 in cash. The transaction closed in April 2004, and the Company recorded this cost as additional licenses in the consolidated balance sheet. The funding for this transaction consisted of $900 in existing cash on hand and $500 from commercial paper, which was repaid prior to December 31, 2004.

     Puerto Rico Joint Venture

In April 2002, the Company and an affiliate of SBC completed a transaction with T-Mobile in which T-Mobile contributed assets for a 6% equity interest in the Company’s Puerto Rico wireless communications operations. No gain or loss was recognized on this transaction. This transaction resulted in a decrease in the Company’s ownership interest in the Puerto Rico business from 50% to 47%. Due to the fact that all existing control provisions have been retained by the Company, consolidation of the financial statements of the Puerto Rico business continues. On each of the fifth, seventh and tenth anniversaries of this transaction, T-Mobile and the Company have fair market value put and call options, respectively, related to T-Mobile’s 6% equity interest.

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

CINGULAR WIRELESS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in Millions)

Dispositions

     Investment in Cincinnati Bell Wireless

In August 2004, the Company and Cincinnati Bell Inc. (Cincinnati Bell) signed an agreement, amended in February 2005, that allows the Company the right to put to Cincinnati Bell, any time on or after January 31, 2006, AT&T Wireless’ 19.9% equity interest in Cincinnati Bell’s wireless subsidiary, Cincinnati Bell Wireless LLC (CBW), for $83. The agreement also allows Cincinnati Bell the right to call the equity any time before January 31, 2006, for $85 plus interest. On and after January 31, 2006, Cincinnati Bell has the right to call the equity for $83 plus interest.

Additionally, the Company, AT&T Wireless and Cincinnati Bell amended the CBW operating agreement to remove the exclusivity arrangement applicable to AT&T Wireless, which allows the Company to provide continuing service over its network following the closing of the Company’s acquisition of AT&T Wireless in areas where CBW currently has operations. By its terms, this amendment was effective on October 26, 2004, immediately following the Company’s acquisition of AT&T Wireless.

Upon consummation of the AT&T Wireless acquisition, the Company and Cincinnati Bell also amended certain provisions of the CBW operating agreement to eliminate the right of the Company to appoint any members of the member committee and limit the circumstances in which the Company will retain approval rights over the actions of CBW. As a result, the Company accounts for its investment in CBW under the cost method. This investment, which has a carrying amount of $81 at December 31, 2004, is included in “Other assets” in the consolidated balance sheets.

     Mobitex Data Business

Pursuant to an agreement signed in September 2004, the Company sold Cingular Interactive, L.P. (Cingular Interactive), a data messaging business utilizing the proprietary “Mobitex” packet switched network, to newly formed affiliates of Cerberus Capital Management, L.P. (Buyer) for $45. The Company retained Cingular Interactive’s direct e-mail customers, as well as several other major accounts. The Company will continue its involvement in this data business based upon “Mobitex” technology as a reseller of the Buyer’s services. The FCC licenses of Cingular Interactive were retained by the Company and leased to the Buyer pending FCC approval for the transfer. The sale transaction closed in October 2004 and the license transfer closed in December 2004.

In connection with its agreement to sell Cingular Interactive, the Company evaluated the Cingular Interactive long-lived asset carrying values, including property, plant and equipment and FCC licenses, for recoverability. Based on the results of the recoverability test, the Company adjusted the carrying values of the Cingular Interactive long-lived assets to their fair value in September 2004, resulting in a loss of $31. Fair value was determined using the agreed upon sale price for the Cingular Interactive assets, less costs to sell. The write-down of the long-lived assets is included in “Cost of services” in the consolidated statements of income and “Other, net” in the consolidated statements of cash flows. The loss recognized on sale of Cingular Interactive in October 2004 was not significant.

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

CINGULAR WIRELESS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in Millions)

4.     Property, Plant and Equipment

Property, plant and equipment is summarized as follows:

		December 31,
	Estimated
	Useful Lives	2003	2004

	(In years)	(Restated)
Land	—	$55	$95
Buildings and building improvements	10-25	3,426	6,182
Operating and other equipment	2-15	15,844	25,388
Furniture and fixtures	3-10	348	450
Construction in progress	—	364	810

		20,037	32,925
Less accumulated depreciation and amortization		(9,075)	(10,967)

Property, plant and equipment, net		$10,962	$21,958

Depreciation expense, capitalized interest and network engineering costs incurred during the construction phase of the Company’s wireless network are summarized as follows:

	Year Ended December 31,

	2002	2003	2004

	(Restated)
Depreciation expense	$1,661	$1,927	$2,562
Capitalized interest costs	27	15	16
Capitalized network engineering costs	127	103	134

The net book value of assets recorded under capital leases was $928 and $916 at December 31, 2003 and 2004, respectively. These capital leases principally relate to communications towers and other operating equipment. Amortization of assets recorded under capital leases is included in depreciation expense. Capital lease additions for the years ended December 31, 2002, 2003 and 2004 were $121, $143 and $94, respectively.

The Company’s cellular/PCS networks are currently equipped with GSM and TDMA digital transmission technologies. In the second quarter of 2004, the Company completed a two-year overlay of GSM equipment throughout its TDMA markets to provide a common voice standard. As a part of this project, the Company added high-speed technologies for data services known as General Packet Radio Service (GPRS) and Enhanced Data Rates for GSM Evolution (EDGE). Effective January 1, 2003, the Company implemented the results of a review of the estimated service lives of its remaining TDMA network assets. The Company determined that a reduction in the useful lives of TDMA assets was warranted based on the projected transition of network traffic to its GSM network. Useful lives were shortened to fully depreciate all TDMA equipment by December 31, 2008. Depreciation expense increased by $91 for the year ended December 31, 2003 as a result of the change in estimate.

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

CINGULAR WIRELESS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in Millions)

Due to the accelerated migration of traffic to its GSM network experienced in 2004, the Company again evaluated the estimated useful lives of its TDMA equipment. This review was completed in the fourth quarter and, effective October 1, 2004, useful lives were further shortened to fully depreciate all TDMA equipment by December 31, 2007. This change in estimate increased depreciation expense in the fourth quarter of 2004 by $61 and is estimated to increase 2005 depreciation expense by approximately $246. The Company will continue to monitor the rate of transition of its existing customers and acquired AT&T Wireless customers to GSM, and, therefore, additional changes to shorten depreciable lives may be necessary. The finalization of certain AT&T Wireless integration plans in the first and second quarters of 2005 may also result in the need to shorten estimated useful lives of network and other property, plant and equipment.

During 2002, the Company provided a $50 security deposit to a contract engineering vendor that is being utilized to perform construction work on the Company’s network. The security deposit bears interest at LIBOR plus 10 basis points and is collateralized by a bank letter of credit. The security deposit, which was returned to the Company in January 2005, is included in “Other assets” in the consolidated balance sheets as of December 31, 2004.

5.	Intangible Assets

Effective January 1, 2002, the Company adopted SFAS 142. In conjunction with this adoption, the Company reassessed the useful lives of previously recognized intangible assets. A significant portion of its intangible assets are FCC licenses that provide the Company with the exclusive right to utilize certain radio frequency spectrum to provide wireless communications services. While FCC licenses are issued for only a fixed time, generally 10 years, such licenses are subject to renewal by the FCC. Renewals of FCC licenses have occurred routinely and at nominal cost. Moreover, the Company has determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful lives of its FCC licenses. As a result, the FCC licenses are treated as an indefinite-lived intangible asset under the provisions of SFAS 142 and are not amortized but rather are tested for impairment annually or when events and circumstances warrant. The Company continues to reevaluate the useful life determination for FCC licenses each reporting period to determine whether events and circumstances continue to support an indefinite useful life.

The Company completed the transition impairment test of its indefinite-lived intangible assets as of January 1, 2002 and determined that no impairment existed. In accordance with EITF 02-7, Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Assets, this impairment test was performed on an aggregate basis, consistent with the Company’s management of the business on a national scope. The Company utilized a fair value approach, incorporating discounted cash flows, to complete the test. This approach determines the fair value of the FCC licenses and, accordingly, incorporates cash flow assumptions regarding the investment in a network, the development of distribution channels and other inputs for making the business operational. As these inputs are included in determining free cash flows of the business, the present value of the free cash flows is attributable to the licenses. The discount rate applied to the cash flows is consistent with the Company’s weighted-average cost of capital.

The Company completed the transition impairment test of goodwill as of January 1, 2002 using a two-step process. The first step screens for potential impairment, while the second step measures the amount of the impairment, if any. In the first quarter of 2002, the Company completed the first step of the goodwill impairment transition tests as of January 1, 2002 for its reporting units. For goodwill related to the

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

CINGULAR WIRELESS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in Millions)

Company’s cellular/ PCS business, the first step indicated no impairment in value. For goodwill related to the Mobitex data business, the first step indicated an impairment in value. To measure any impairment, in the second quarter of 2002, the Company completed the second step of the goodwill impairment transition test for the Mobitex data business using a discounted cash flow approach. Based on the results of this test, the Company recognized an impairment of the entire goodwill balance related to its Mobitex data business, with a carrying value of $32, and reflected the impairment as a cumulative effect of a change in accounting principle in the first quarter of 2002. The Company believes that the decline in the fair value of its Mobitex business was due to the development of new wireless data technologies.

Using methodologies consistent with those applied for its transitional impairment tests performed as of January 1, 2002, the Company completed its annual impairment tests for goodwill and indefinite-lived FCC licenses during the fourth quarters of 2002, 2003 and 2004. These annual impairment tests, prepared as of October 1, resulted in no impairment of the Company’s goodwill or indefinite-lived FCC licenses. The annual impairment test conducted in 2004 did not include the goodwill and indefinite-lived FCC licenses that were recorded as a result of the Company’s acquisition of AT&T Wireless on October  26, 2004 (see Note 3).

Summarized below are the carrying values for the major classes of intangible assets that will continue to be amortized under SFAS 142, as well as the carrying values of those intangible assets deemed to have indefinite lives:

		December 31, 2003		December 31, 2004

	Estimated	Gross		Gross
	Useful	Carrying	Accumulated	Carrying	Accumulated
	Lives	Amount	Amortization	Amount	Amortization

	(In years)
Intangible assets subject to amortization:
FCC licenses used in Mobitex business	4	$28	$(7)	$—	$—
Foreign licenses	9-18	—	—	14	—
Customer relationships	5	1,070	(920)	5,273	(575)
Other	1-10	147	(143)	312	(73)

Total		$1,245	$(1,070)	$5,599	$(648)

Intangible assets not subject to amortization:
FCC licenses		$7,748	$—	$24,748	$—

Goodwill		$849	$—	$21,637	$—

The weighted average estimated useful lives of intangible assets subject to amortization was 5.0 years for the year ended December 31, 2004, with remaining useful lives of approximately 4.8 years.

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

CINGULAR WIRELESS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in Millions)

The changes in the carrying value of goodwill for the year ended December 31, 2004 are as follows; changes in goodwill for the year ended December 31, 2003 are immaterial.

Balance, December 31, 2003	$849
Goodwill acquired	20,906
Goodwill disposed of	(118)
Balance, December 31, 2004	$21,637

The following table presents current and estimated amortization expense for each of the following periods:

Aggregate amortization expense for the year ended:
2002	$188
2003	162
2004	515
Estimated amortization expense for the year ending:
2005	1,763
2006	1,322
2007	960
2008	606
2009 and thereafter	300

In addition to the SFAS 142 intangible assets noted above, the Company recorded $1 of intangible assets in each of 2003 and 2004 in connection with the recognition of an additional minimum liability for its bargained pension plan and/or other unqualified benefit plans as required by SFAS No. 87, Employers’ Accounting for Pensions, (SFAS 87) (see Note 17).

6.	Investments in and Advances to Equity Affiliates

The Company has investments in affiliates and has made advances to entities that provide the Company access to additional U.S. and international wireless markets. The Company does not have a controlling interest in these investments, nor do these investments meet the criteria for consolidation under FIN 46R. Substantially all of these investments are accounted for under the equity method of accounting. The most significant of these investments was GSMF, a jointly controlled network infrastructure venture with T-Mobile for networks in the New York City metropolitan area, California and Nevada.

At December 31, 2004, the Company’s investments in equity method unconsolidated subsidiaries also included investments obtained in the Company’s purchase of AT&T Wireless (see Note 3). At December 31, 2003, the carrying value of the Company’s investments accounted for under the equity method was less than the Company’s share of the underlying reported net assets by $86; at December 31, 2004, the carrying value exceeded the Company’s share of the underlying reported net assets by $56. The Company received cash distributions from its equity method unconsolidated subsidiaries of $142 for the year ended December 31, 2004, primarily from Atlantic West B.V. as a result of the sale of its interest in Eurotel Bratislava a.s.

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

CINGULAR WIRELESS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in Millions)

Investments in and advances to equity affiliates consist of the following:

	At December 31:

	2003	2004

	(Restated)
Investment in GSMF	$2,234	$2,108
Investment in Atlantic West B.V. (Netherlands)	—	349
Investment in IDEA Cellular Ltd. (India)	—	210
Other	35	9

	$2,269	$2,676

GSMF

In November 2001, the Company and T-Mobile formed GSMF and contributed to it portions of their existing network infrastructures in the California, Nevada and New York City metropolitan area markets. Management control of GSMF was vested in a four-member management committee, to which each company had the right to appoint two members. GSMF was not a variable interest entity as defined by FIN 46R nor did the Company have the unilateral ability to control any actions of GSMF. As a result, the Company’s interest in GSMF was accounted for as an equity method investment. Both companies bought network services from GSMF but retained ownership and control of their own licenses in those markets. The Company and T-Mobile independently marketed their services to customers using their respective brand names and utilized their own sales, marketing, billing and customer care operations. In July 2002, the Company began marketing its commercial service in the New York City market and T-Mobile began service in California and Nevada.

On May 25, 2004, the Company and T-Mobile announced their intent to terminate the network infrastructure joint venture, with the Company selling the California and Nevada network and certain licenses to T-Mobile. The transaction closed on January 5, 2005. See Note 20 for additional information.

The Company and T-Mobile jointly funded capital expenditures of GSMF. Pursuant to the operating agreements, the Company and T-Mobile procured services and network equipment on behalf of GSMF in the respective markets. Network equipment was contributed to GSMF at prices which were mutually agreed upon by the parties and which approximated fair value. The Company deferred any resulting profits and recorded them as part of the Company’s investments in and advances to equity affiliates. The Company recognized the intercompany profit over the estimated useful lives of the related assets as a reduction of equity in net loss of affiliates.

Capital contributions to GSMF were generally determined by the Company’s proportionate share of the annual capital expenditure requirements based on each party’s incremental growth in network usage, and such contributions were accounted for as an increase to the Company’s investment. During 2002, 2003 and 2004, the Company made net capital contributions to GSMF of $707, $612 and $290, respectively.

The Company had contractual commitments to contribute cash of $225 to GSMF in each of 2002 and 2003. The 2002 and 2003 capital contribution amounts above include $225 of cash contributions made in

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

CINGULAR WIRELESS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in Millions)

each year by the Company in satisfaction of the Company’s contractual commitments. Upon dissolution of the joint venture, a portion of this contribution was distributed to T-Mobile (see Note 20).

The Company incurred and charged to GSMF certain network operating costs. The monthly operating expenses of GSMF, including monthly cash payments made on tower capital lease obligations, were then charged back to the Company and T-Mobile based upon each party’s proportionate share of licensed spectrum in each market. Through a separate reciprocal home roaming agreement, the Company and T-Mobile charged each other for usage that was not in the same proportion as the spectrum-based allocations. This usage charge was primarily based upon the Company’s and T-Mobile’s share of the total minutes of use on the respective networks. These charges for network services are included in “Cost of services” in the consolidated statements of income. These transactions are summarized as follows:

	Year Ended December 31,

	2002	2003	2004

Network operating costs charged to GSMF	$225	$320	$385
Network services received based on usage	216	254	253

At December 31, 2003 and 2004, the “Due (to) from affiliates, net” caption in the consolidated balance sheets included the following amounts related to transactions between the Company and GSMF:

	At
	December 31,

	2003	2004

Due (to)/from for:
Settlement of Capital Obligations	$(17)	$125
Settlement of Operating Expenses	20	13

GSMF incurred net losses due to depreciation, deferred rent and interest expense, which are not reimbursed by the Company or T-Mobile. For the years ended December 31, 2002, 2003 and 2004, the Company recorded equity in the net loss of GSMF of $250 (restated), $335 (restated) and $416, respectively. At December 31, 2004, the Company’s economic interest in GSMF approximated 60%.

At December 31, 2004, the Company remained obligated with respect to $31 of capital lease obligations included in the non-current liabilities caption of GSMF’s summarized balance sheet information below. These capital lease obligations relate to tower space leased from an affiliate of SBC (see Note 19).

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

CINGULAR WIRELESS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in Millions)

Summarized financial information with respect to GSMF is as follows:

	December 31,

	2003	2004

	(Restated)
Balance Sheet Information:
Current assets	$9	$139
Property, plant and equipment	3,588	4,133
Current liabilities	9	139
Noncurrent liabilities	273	330
Members’ capital	3,315	3,803

	Year Ended December 31,

	2002	2003	2004

	(Restated)	(Restated)
Income Statement Information:
Revenues	$325	$451	$554
Costs and expenses (excluding depreciation)	327	452	578
Depreciation expense	324	454	589
Operating loss	(326)	(455)	(613)
Interest expense	17	19	20
Other expense	—	5	18
Net loss	(343)	(479)	(651)

Current assets are comprised primarily of amounts due from T-Mobile. Current liabilities are comprised primarily of amounts due to the Company. Noncurrent liabilities are comprised primarily of capital lease obligations.

Atlantic West B.V.

Atlantic West B.V. (AWBV) is a 50/50 joint venture between the Company and Verizon Communications, Inc. (Verizon). AWBV owned a 49% interest in Eurotel Bratislava a.s. (Bratislava), a wireless operating entity in Slovakia prior to its sale in December 2004. In December 2004, AWBV sold its interest in Bratislava to Slovak Telecom a.s. for total cash proceeds of $315. The Company’s share of proceeds from the sale totaled $158. AWBV distributed $280 of the proceeds upon completion of the sale, of which $140 was distributed to the Company. AWBV holds the remaining $35 in cash, along with $662 in cash from a prior sale, which will be distributed equally to the Company and Verizon upon completion of a repatriation plan which qualifies under the American Jobs Creation Act of 2004 (see Note 16). The Company recognized no gain or loss on the sale transaction as the assumed fair value of the investment, in conjunction with its purchase of AT&T Wireless, equaled the transaction sale proceeds.

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

CINGULAR WIRELESS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in Millions)

IDEA Cellular Ltd.

In December 2004, the Company signed an agreement to sell its indirect 32.9% interest in IDEA Cellular Ltd. (IDEA), a cellular telecommunications company in India, to a joint venture between STT Communications Ltd. and TM International Sdn, a wholly-owned subsidiary of Telekom Malaysia Berhd. The Company will, upon closing of the transaction, receive the U.S. dollar equivalent of Rupees 9,108,628,130 based upon the exchange rate two business days before the transaction closes. The U.S. dollar equivalent was approximately $210 as of December 31, 2004. The Company recorded a pretax currency translation adjustment of $10 within other comprehensive income (loss) at December 31, 2004 for the increase in the U.S. dollar equivalent which occurred between the Company’s acquisition of AT&T Wireless and December 31, 2004. The transaction is subject to, among other things, approval by several regulatory agencies in India as well as the lenders of IDEA Cellular Ltd.

See Note 3 for a discussion of the equity interest in Triton, which the Company received in conjunction with its acquisition of AT&T Wireless and which was subsequently surrendered to Triton.

7.	Variable Interest Entities

The Company has variable interests in several entities for which it is deemed to be the primary beneficiary. These variable interests typically consist of a combination of any or all of voting equity interests, nonvoting equity interests, loans and put options that provide the other owners the right to require the Company to purchase their ownership interest if and when certain events occur. These entities were formed to acquire licenses that were restricted by FCC rule to businesses with limited assets and revenues, and to provide a means through which disqualified large businesses, such as the Company or AT&T Wireless, could invest in these licenses. To date, the activities of these entities have consisted primarily of acquiring licenses through acquisitions and FCC auctions and network construction.

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

The Company made secured loans to Salmon to fund the purchase of the 45 licenses. Net advances and loans made for the year ended December 31, 2002 were $25. In 2002, the FCC refunded to Salmon the auction deposits pertaining to 34 additional licenses for which it was the highest bidder but the award of which was later invalidated by a decision of the U.S. Supreme Court. Salmon used these proceeds to repay $421 in principal and interest to the Company. The Company recognized interest income on the loan balance of $22 for the year ended December 31, 2002.

Crowley Digital has the right to put its approximate 20% economic interest in Salmon to the Company at a cash price equal to Crowley Digital’s initial investment plus a specified rate of return. The put right can be exercised at certain times, and the Company estimates that the earliest exercise period will begin in February 2006 and the latest exercise period will end in April 2008. The Company’s maximum liability for

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

CINGULAR WIRELESS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in Millions)

the purchase of Crowley Digital’s interest in Salmon under this put right is $225. The fair values of this put obligation, estimated at $139 and $155 as of December 31, 2003 and 2004, respectively, are included in “Other noncurrent liabilities” in the consolidated balance sheets.

Management control of Salmon is vested in Crowley Digital under the terms of Salmon’s limited liability company agreement as Crowley Digital appoints three of the five members of Salmon’s management committee. The Company does not have the unilateral ability to control any actions by Salmon. As a result, the Company’s approximate 80% non-controlling economic interest in Salmon had historically been accounted for as an equity method investment through December 31, 2002. For the year ended December 31, 2002, the Company recorded equity losses of $29 associated with its investment in Salmon.

As described in Note 1, the Company adopted the provisions of FIN 46, effective January 1, 2003. The Company determined that Salmon meets the definition of a variable interest entity and that the Company is the primary beneficiary of the Salmon variable interests. Accordingly, the Company consolidated the financial position, results of operations and cash flows of Salmon, effective January 1, 2003. Consolidation of Salmon in the Company’s financial statements is solely for purposes of complying with FIN 46 and does not reflect any change in voting control over Salmon. The Company initially measured the assets, liabilities and noncontrolling interests of Salmon at their carrying amounts. The equity interest of Crowley Digital is included in “Minority interests in consolidated entities” in the accompanying consolidated balance sheets. The Company did not restate any previously issued financial statements. The income statement and cash flow impacts of the Salmon consolidation for the year ended December 31, 2002 would not have been material.

AT&T Wireless Variable Interest Entities

As a result of the AT&T Wireless acquisition, the Company’s consolidated financial statements include other variable interest entities, similar to Salmon, for which the Company is deemed to be the primary beneficiary. The Company’s maximum liability related to these entities as of December 31, 2004 was approximately $145, which represents the gross payment under the put options that provide the other owners the right to require the Company to purchase their ownership interests under certain circumstances. Also, through its acquisition of AT&T Wireless, the Company acquired a variable interest and was deemed to be the primary beneficiary in an entity engaged in leasing activities (see Note 9).

The Company has no significant variable interests for which it is not deemed to be the primary beneficiary.

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

CINGULAR WIRELESS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in Millions)

8.	Accrued Liabilities

Accrued liabilities are summarized as follows:

	December 31,

	2003	2004

	(Restated)
Accrued fixed asset purchases	$498	$822
Taxes, other than income	355	387
Payroll and other related liabilities	256	697
Agent commissions	170	329
Advertising	88	231
Accrued interest	6	232
Other	246	1,016

Total accrued liabilities	$1,619	$3,714

9.	Debt

Debt Maturing Within One Year

Revolving Credit Agreement

Effective August 1, 2004, the Company entered into a revolving credit agreement with SBC and BellSouth for them to provide unsubordinated short-term financing on a pro rata basis at an interest rate of LIBOR plus .05% for the Company’s ordinary course operations based upon the Company’s budget and forecasted cash needs. The agreement provides that in the event that the Company has available cash (as defined) on any business day, such amount shall first be applied to the repayment of the revolving loans, and any remaining excess then shall be loaned to SBC and BellSouth, pro rata, and ultimately applied on the first day of the subsequent month to the repayment of the Subordinated Notes from SBC and BellSouth (member loans; see “Debt Due to Members” below) if the Company does not then require a cash advance under the agreement. In addition, the agreement provides that free cash flow (as defined) after repayment of the revolving loans and the member loans will be distributed to SBC and BellSouth. For the quarter ended September 30, 2004, the Company had advances to members of $50 under this agreement, which were used to repay a portion of the Company’s subordinated member loans in October 2004. As of December 31, 2004, the members had advanced $1,667 to the Company under the agreement to fund operations, of which $899 was repaid through February 2005. The initial term of the agreement expires in July 2005. The agreement provides that SBC and BellSouth may extend its term, and the Company expects them to do so for the foreseeable future. The weighted average annual interest rate under this agreement for the period August 1, 2004 through December 31, 2004 was 2.3%. At December 31, 2004, the rate was 2.4%.

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

CINGULAR WIRELESS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in Millions)

Commercial Paper Program and Revolving Bank Credit Facility

At December 31, 2003, the Company had a commercial paper program and an unsecured 364-day revolving bank credit facility of $1,000 to support its commercial paper program. At December 31, 2003, the Company had no outstanding borrowings under the commercial paper program or the credit facility and was in compliance with all covenants under the credit facility. During 2004, the Company borrowed, and subsequently repaid, $500 under the commercial paper program to fund the purchase of NextWave licenses (see Note 3). Following the execution of the revolving credit agreement with SBC and BellSouth and the full repayment of outstanding commercial paper, the Company terminated both its commercial paper program and revolving bank credit facility.

Accounts Receivable Secured Borrowing

In December 2003, the Company established an accounts receivable secured borrowing program that it could use to obtain financing not to exceed $400, collateralized by customer trade accounts receivable and related contract rights. As of December 31, 2003, the Company was in compliance with the covenants and had no amounts outstanding under this financing arrangement. The Company never utilized this facility, and, effective June 29, 2004, the Company terminated its accounts receivable secured borrowing program.

Long-term Debt

Long-term debt is summarized as follows:

	December 31,

	2003	2004

Due to members — Subordinated Notes	$9,678	$9,628
Due to external parties — Cingular Wireless LLC, maker:
5.625% Senior Notes, due December 2006	500	500
6.5% Senior Notes, due December 2011	750	750
7.125% Senior Notes, due December 2031	750	750
Due to external parties — AT&T Wireless Services, Inc., maker:
6.875% Senior Notes, due April 2005	—	250
7.35% Senior Notes, due March 2006	—	1,000
7.5% Senior Notes, due May 2007	—	750
7.875% Senior Notes, due March 2011	—	3,000
8.125% Senior Notes, due May 2012	—	2,000
8.75% Senior Notes, due March 2031	—	2,500

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

CINGULAR WIRELESS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in Millions)

	December 31,

	2003	2004

Due to external parties — TeleCorp Wireless, Inc., maker:
10.625% Senior Subordinated Notes, due July 2010	—	200
Capital leases, 6.0% to 9.6%	908	1,007
Capital leases, Japanese Yen and U.S. Dollar denominated, 4.86% — 7.08% in 2003 and 5.56% in 2004	47	4
Other	64	52

Total long-term debt, including current maturities	12,697	22,391
Unamortized premium (discount) on Senior Notes and Senior Subordinated Notes, net	(11)	1,963
Unamortized discount on other Notes	—	(3)
Current maturities of long-term debt	(95)	(491)
Interest rate swap fair value adjustment (see Note 10)	1	(3)

Total long-term debt	$12,592	$23,857

Debt Due to Members

The long-term debt due to members represents loans due to SBC and BellSouth. Interest accrues and is payable monthly. Interest expense on the member loans and the revolving credit agreement for the years ended December 31, 2002, 2003 and 2004 was $726, $653 and $586, respectively. As of July 1, 2003, the Company executed amended, restated and consolidated subordinated promissory notes to modify the terms of the Company’s member loans. The amendment reduced the fixed interest rate from 7.5% to 6.0% and extended the maturity date to June 30, 2008. The Company may, however, prepay the member loans at any time, subject to the provisions described below, and is obligated to prepay the member loans to the extent of excess cash from operations (as defined). See “Revolving Credit Agreement” above.

SBC and BellSouth have agreed to subordinate their repayment rights applicable to the member loans to the repayment rights of the Company’s senior debt. Senior debt includes the Company’s Senior Notes, including Senior Notes of AT&T Wireless and other borrowings from external parties designated as senior debt to which SBC and BellSouth have specifically agreed to be subordinate. The payment of principal and interest on the subordinated member loans by the Company is prohibited in the event of bankruptcy or an event of default in the payment or prepayment of any principal of or interest on any senior debt, or in the event of an acceleration of the subordinated debt upon its default, until the senior debt has been repaid in full.

Senior Notes of Cingular Wireless LLC

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

The Senior Notes are governed by an indenture with J.P. Morgan Trust Company, N.A., which acts as trustee. The indenture contains a “negative pledge” provision that the Company will not subject its property or assets to any mortgage or other encumbrance unless the Senior Notes are secured equally and ratably with other indebtedness that is secured by that property or assets, unless “secured debt” would not exceed 15% of “consolidated net tangible assets” (as such terms are defined in the indenture). There is no sinking fund or mandatory redemption applicable to the Senior Notes. The Senior Notes are redeemable, in whole or in part, at the Company’s option, at any time at a price equal to their principal amount plus any accrued interest and premium. CW II and AT&T Wireless became co-obligated on the Company’s Senior Notes following the Company’s acquisition of AT&T Wireless (see Note 3).

Senior Notes of AT&T Wireless

Following the Company’s acquisition of AT&T Wireless in October 2004 (see Note 3), the Company, along with CW II, became co-obligated on $9,500 of Senior Notes of AT&T Wireless (see further discussion below and in Note 3). Included in the Senior Notes of AT&T Wireless are $6,500 of unsecured and unsubordinated Senior Notes issued under a March 2001 private placement, with $1,000 maturing on March 1, 2006; $3,000 maturing on March 1, 2011; and $2,500 maturing on March 1, 2031. Fixed interest rates range from 7.35% to 8.75% per annum, payable semi-annually. Also included in the Senior Notes are $3,000 of unsecured and unsubordinated Senior Notes issued through an April 2002 registered public offering by AT&T Wireless, with $250 maturing on April 18, 2005; $750 maturing on May 1, 2007; and $2,000 maturing on May 1, 2012. Fixed interest rates range from 6.875% to 8.125% per annum, payable semi-annually.

The $9,500 of Senior Notes of AT&T Wireless are governed under two separate indentures with U.S. Bank N.A., successor to the Bank of New York, as trustee. The Senior Notes are unsecured unsubordinated obligations, ranking equally in right with all other unsecured and unsubordinated obligations of the Company. The Senior Notes are redeemable, as a whole or in part, at the Company’s option, at any time or from time to time, at a price equal to their principal amount plus any accrued interest and premium similar to that applicable to the Company’s Senior Notes. The Senior Notes are not subject to any sinking fund requirements. With respect to both indentures, covenants limit activity related to “sale and leaseback transactions” (as defined) under certain circumstances and contain a “negative pledge” provision similar to that applicable to the Company’s Senior Notes.

TeleCorp Wireless, Inc. and Tritel PCS, Inc. Senior Subordinated Notes

In conjunction with AT&T Wireless’ acquisition of TeleCorp PCS, Inc. (TeleCorp PCS) in February 2002, AT&T Wireless assumed the debt of TeleCorp PCS’ subsidiaries, TeleCorp Wireless, Inc. (TeleCorp) and Tritel PCS, Inc. (Tritel). At the time of the Company’s acquisition of AT&T Wireless, principal amounts outstanding associated with the senior subordinated notes of TeleCorp and Tritel were $200 of TeleCorp’s 10.625% Senior Subordinated Notes due July 2010 and $206 of Tritel’s 10.375% Senior

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

CINGULAR WIRELESS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in Millions)

Subordinated Notes due January 2011. Neither the Company nor CW II became co-obligated on the TeleCorp and Tritel Senior Subordinated Notes.

Concurrently with the Company’s acquisition of AT&T Wireless, the Company irrevocably deposited with the TeleCorp trustee U.S. Treasury securities which upon maturity will be sufficient to fund the redemption of the principal amount and related premium of the TeleCorp Notes, along with interest due prior to the Notes’ redemption date (see Note 1). In compliance with the indenture, all of the U.S. Treasury securities mature prior to the redemption date of the TeleCorp Notes.

The trustee has been notified that the TeleCorp Notes are being called for redemption in July 2005; as such, the outstanding principal and related premium of these Notes is reflected within “Debt maturing within one year” on the consolidated balance sheets at December 31, 2004. In accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, the TeleCorp Notes and corresponding assets placed in trust remain on the Company’s consolidated balance sheets as of December 31, 2004 as the Company has not met the criteria required to derecognize the liability.

The Company also irrevocably deposited with the Tritel trustee U.S. Treasury securities which upon maturity were sufficient to fund the redemption of the principal amounts and related premium of the Tritel Notes, along with amounts of interest due prior to the Notes’ redemption dates. In November 2004, the Tritel Notes were redeemed by the trustee pursuant to the exercise of the option on the acquisition date.

Other Long-term Debt

Also in conjunction with its acquisition of AT&T Wireless, the Company assumed $132 in bank debt and $63 of debt held by a variable interest entity engaged in leasing activities. The debts were repaid in December 2004.

Fair Values of Long-term Debt

At December 31, 2003 and 2004, the fair values of the Senior Notes and Senior Subordinated Notes were $2,156 and $13,879, respectively, based on their quoted market prices. The carrying value of the long-term debt due to members approximates fair value since the Company may prepay the debt at any time, as described above, without penalty.

The above Senior Notes and Senior Subordinated Notes assumed in the Company’s acquisition of AT&T Wireless were recorded at fair value on the acquisition date in accordance with the purchase accounting requirements of SFAS 141. The premium recorded at the acquisition date totaled $2,045, of which $1,973 remains outstanding as of December 31, 2004. The premium is being amortized under the effective interest method which reflects market interest rates on the date of the acquisition. Amortization of the premium is recorded in the Company’s financial statements as a reduction to interest expense. For the year ended December 31, 2004, this amortization totaled $44, which resulted in an effective annual interest rate of 4.7% for the acquired Senior Notes and Senior Subordinated Notes.

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

CINGULAR WIRELESS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in Millions)

Capital Leases

The Company has entered into capital leases primarily for the use of communications towers. See Note 19 for further discussions regarding these towers.

Maturities of Long-Term Debt

Maturities of long-term debt outstanding, including capital lease obligations, at December 31, 2004 are summarized below:

	Debt	Capital Leases	Total

Maturities:
2005	$474	$82	$556
2006	1,515	82	1,597
2007	760	86	846
2008	9,633	90	9,723
2009	3	95	98
Thereafter	9,005	2,485	11,490

Total minimum payments	$21,390	$2,920	$24,310
Less capital lease imputed interest	—	1,468	1,468
Less capital lease executory costs	—	441	441

Total obligations	$21,390	$1,011	$22,401
Less current portion	474	6	480

Total long-term obligations	$20,916	$1,005	$21,921

Cash Paid for Interest

Cash paid for interest on debt for the years ended December 31, 2002, 2003 and 2004 was $905, $862 and $892, respectively. These amounts include cash paid for interest on member loans and the revolving credit agreement with the members of $726, $665 and $582 for the years ended December 31, 2002, 2003 and 2004, respectively.

10.	Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, advanced billing and customer deposits and other current liabilities are reasonable estimates of their fair value due to the short-term nature of these instruments.

The Company uses interest rate swaps to manage its interest rate exposure on its debt obligations. The Company does not invest in derivative instruments for trading purposes. In March 2003, the Company entered into two interest rate swap contracts with banks to convert a portion of the fixed rate exposure on its five-year Senior Notes due December 15, 2006 to variable rates without an exchange of the underlying

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

CINGULAR WIRELESS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in Millions)

principal amount. Under the terms of the interest rate swap contracts, the Company receives interest at a fixed rate of 5.625% and pays interest at a variable rate equal to the six-month LIBOR plus a specified margin, based on an aggregate notional amount of $250. The six-month LIBOR rate on each semi-annual reset date determines the variable portion of the interest rate swaps. For the years ended December 31, 2003 and 2004, the effective interest rate associated with this notional amount was 4.02% and 4.58%, respectively.

The Company has designated the swaps as fair value hedges of its fixed rate debt. The terms of the interest rate swap contracts and hedged items are such that effectiveness can be measured using the short-cut method as defined in SFAS 133. Hedge ineffectiveness, as determined in accordance with SFAS 133, had no impact on results of operations for the years ended December 31, 2003 and 2004.

In accordance with SFAS 133, the Company recorded a fair value adjustment to the portion of its fixed rate long-term debt that is hedged. This fair value adjustment is recorded as an increase or decrease to long-term debt, with the related value for the interest rate swaps’ non-current portion recorded in “Other assets” or “Other noncurrent liabilities” in the consolidated balance sheets. Interest rate differentials associated with these interest rate swaps are recorded as an adjustment to a current asset or liability, with the offset to interest expense over the life of the interest rate swaps.

11.	Concentrations of Risk

The Company relies on local and long-distance telephone companies and other companies to provide certain communications services. Additionally, the Company relies on one vendor to provide billing services for the postpaid subscribers acquired in conjunction with the Company’s acquisition of AT&T Wireless (see Note 3). Although management believes alternative vendors could be found in a timely manner, any disruption of these services could potentially have an adverse impact on operating results.

The Company relies on roaming agreements with other wireless carriers to permit the Company’s customers to use their GSM/ GPRS/ EDGE and TDMA networks in areas not covered by the Company’s networks. If these providers decide not to continue those agreements due to a change in ownership or other circumstance, this could cause a loss of service in certain areas and possible loss of customers.

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

Financial instruments that could potentially subject the Company to credit risks consist principally of trade accounts receivable. Concentrations of credit risk with respect to these receivables are limited due to the composition of the customer base, which includes a large number of individuals and businesses. No customer accounted for more than 10% of consolidated revenues in any year presented.

Approximately 22,000, or 31%, of the Company’s employees are represented by the Communications Workers of America (CWA), with contracts expiring on various dates between February 2005 and

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

CINGULAR WIRELESS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in Millions)

February 2008. Approximately 5,700 of the Company’s employees are covered by contracts that expired in February 2005. On March 2, 2005, the Company and the CWA announced that they reached a tentative agreement on a labor contract that covers bargained-for employees in 37 states. The agreement is subject to ratification by union members. Most of the contracts contain no-strike clauses. In most areas of the country and with most job titles, the Company is contractually required to maintain a position of neutrality and to allow card-check balloting with respect to unionization and support the determination of its employees.

12.	Related Party Transactions

In addition to the affiliate transactions described elsewhere in these financial statements, other significant transactions with related parties are summarized in the succeeding paragraphs.

In connection with the formation of Cingular, the Company entered into wireless agency agreements with subsidiaries of SBC and BellSouth. Such subsidiaries and any of their affiliates that make an election to do so may act as authorized agents exclusively on the Company’s behalf for the sale of its wireless services to customers in SBC’s and BellSouth’s respective incumbent service territories. The Company is free to contract with other agents, including retailers and other distributors, for the sale of its wireless services in these territories and elsewhere throughout the U.S. In addition to the unilateral rights of SBC and BellSouth and their affiliates to terminate and to the Company’s right to terminate in certain events, each wireless agency agreement terminates upon breach, mutual agreement of the parties or on December 31, 2050. Agent commissions and compensation charges are included in “Selling, general and administrative” in the consolidated statements of income.

The Company incurred local interconnect and long distance charges from SBC and BellSouth and their affiliates related to the provision of wireless services to its subscribers, which are included in “Cost of services” in the consolidated statements of income.

The Company incurred telecommunication and other charges from SBC and BellSouth and their affiliates in connection with its internal business operations, which are primarily included in “Selling, general and administrative” in the consolidated statements of income.

Related party charges incurred by the Company are summarized as follows:

	Year Ended December 31,

Type of Service:	2002	2003	2004

Agent commissions and compensation	$46	$103	$67
Interconnect and long distance	663	815	927
Telecommunications and other charges	85	77	97

Additionally, the Company has purchase commitments to SBC, BellSouth and their affiliates of $258 for dedicated leased lines used to provide interconnection services and $142 for telecommunications and other services (see Note 18).

The Company had receivables from affiliates of $81 and $247 and payables to affiliates of $135 and $109 at December 31, 2003 and 2004, respectively, primarily with SBC, BellSouth and GSMF (see Note 6).

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

CINGULAR WIRELESS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in Millions)

13.	Impairment of Long-lived Assets

During the fourth quarter of 2002, the Company evaluated the recoverability of the long-lived assets, including property, plant, and equipment and FCC licenses, of its Mobitex data business. While the business continued to generate positive operating cash flows, the timing of the Company’s migration to data services over its cellular/PCS networks, as well as other competitive and technological factors, decreased the cash flows that the Company expected to generate from continuing to operate the Mobitex data network. In the fourth quarter of 2002, the Company determined that the estimated future undiscounted cash flows were less than the carrying value of the Mobitex data business long-lived assets. Accordingly, the Company adjusted the carrying values of the Mobitex data business long-lived assets to their estimated fair value, resulting in a non-cash impairment loss of $104. Fair value was determined using a discounted cash flow approach. The impairment loss is included in “Cost of services” in the consolidated statement of income. The impairment loss was comprised of $71 of property, plant and equipment and $33 of FCC licenses. In conjunction with the impairment test, the Company reviewed the remaining useful lives of the Mobitex data business long-lived assets and determined the lives to be appropriate. During the fourth quarter of 2003, the Company evaluated the recoverability of the long-lived assets of its Mobitex data business and determined no additional impairment existed. In connection with its agreement to sell its Mobitex data business, the Company adjusted the carrying values of the long-lived assets to their fair value in the third quarter of 2004, resulting in a loss of $31 (see Note 3).

The Company’s cellular/PCS networks utilize two digital transmission technologies, TDMA and GSM. The TDMA technologies are deployed over two different spectrum frequencies, 850 MHz (cellular) and 1900 MHz (PCS). As discussed in Note 4, in 2002 the Company began adding GSM equipment throughout its TDMA markets, to provide a common transmission standard, and adding technologies for high-speed data services. In the fourth quarter of 2002, the Company finalized market specific execution strategies concurrent with the development and approval of its 2003 capital budget. In several smaller PCS markets, where the Company has only 10 MHz of available spectrum, it did not have adequate spectrum depth to concurrently provide wireless services using both technologies. In these markets, the Company retired the TDMA network assets in order to deploy GSM technology. The TDMA network assets used in 1900 MHz markets are frequency specific and cannot be redeployed for use in the Company’s other 850 MHz markets. Due to the anticipated near-term removal of these assets from service during the period ranging from the third quarter of 2003 to the fourth quarter of 2004, the Company performed an impairment test as required by SFAS 144 to determine whether the future cash flows of these markets were sufficient to recover the carrying value of the related TDMA assets as of December 31, 2002. In the fourth quarter of 2002, the Company recognized a non-cash impairment charge of $47 related to its 1900 MHz TDMA assets in ten markets located in the southeastern and southwestern U.S. The impairment loss was measured as the difference between the carrying value of these assets at December 31, 2002 and their fair value. Fair value was determined using a discounted cash flow approach. The impairment loss is included in “Cost of services” in the consolidated statement of income.

14.	Acquisition-Related, Integration and Other Costs

Management plans to exit certain activities of AT&T Wireless, including disposing of redundant facilities, interests in certain foreign operations and domestic wireless assets required to be divested by the FCC and

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

CINGULAR WIRELESS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in Millions)

the U.S. Department of Justice in connection with the acquisition (see Note 20), and to integrate the acquired business (see Note 3) with the Company. These plans affect many areas of the combined company, including sales and marketing, network, information technology, customer care, supply chain and general and administrative functions. In connection therewith, the Company expects to incur significant costs over the next several years associated with such dispositions and integration activities. Management is in the process of developing these plans and expects to complete them in the first and second quarters of 2005. The Company expects that the finalization of certain integration plans will result in adjustments to the purchase price allocation for the acquired assets and assumed liabilities of AT&T Wireless and may also result in the need to shorten the useful lives of certain network and other property, plant and equipment.

In the third and fourth quarters of 2004, the Company incurred $288 of integration costs, including $101 of costs to market the combined company, $75 of costs to prepare systems for the launch of the common customer interfacing systems and processes, $39 of costs to convert the branding of AT&T Wireless stores and agent locations to the Cingular brand, $17 related to employee retention and involuntary terminations and $56 of other integration planning and execution costs. These costs are primarily included in “Selling, general and administrative expenses” in the consolidated statements of income.

Employee termination benefits incurred in 2004 were $4 and include involuntary severance payments and related benefits for certain former Cingular employees who have been identified to be displaced in the first quarter of 2005. Employee termination benefits to be paid were recorded in accordance with SFAS No. 112, Employers’ Accounting for Postemployment Benefits (SFAS 112). Additional liabilities for termination benefits to be provided to former Cingular employees are expected to be recognized under SFAS 112 when such costs are probable and estimable. Additional liabilities for termination benefits to be provided to former AT&T Wireless employees are expected to be recognized under EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (EITF 95-3), as liabilities assumed in the purchase business combination.

15.	Reorganization Costs

In August 2002, the Company announced plans to reorganize its sales operations and to reduce its workforce in these and other functional areas of the business. It was expected that approximately 2,500 to 3,000 positions (employees, contractors and temporary personnel) would be eliminated, with more than one-third occurring through the elimination of temporary positions and normal attrition. Substantially all employees affected received notification in September 2002. Approximately 1,600 employees were terminated under this reorganization plan. Employee severance costs were accounted for in accordance with SFAS 112. For other costs of the reorganization, the Company adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, in 2002 and accounts for the costs of the reorganization when the liability is incurred. The costs associated with the reorganization, principally severance, lease termination and relocation, were not expected to exceed $70. Substantially all activities associated with this reorganization were complete as of June 30, 2003. Reorganization costs for the years ended December 31, 2002 and 2003 were $41 and $21, respectively, and are principally reflected in “Selling, general and administrative” expenses in the consolidated statements of income.

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

CINGULAR WIRELESS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in Millions)

16.	Income Taxes

The Company is not a taxable entity for federal income tax purposes. Federal taxable income or loss is included in the respective member’s federal income tax return. The majority of states follow this treatment. Certain states, however, impose taxes at the Company level and such taxes are the responsibility of the Company and are included in the Company’s income tax provision (benefit). The consolidated financial statements also include income tax provisions (benefits) for federal and state income taxes for all corporate subsidiaries of the Company.

Following the Company’s acquisition of AT&T Wireless and related restructuring, AT&T Wireless became a direct wholly-owned subsidiary of the Company. The Company and AT&T Wireless transferred significant portions of their respective assets and liabilities to CW II. Earnings or losses from CW II flow to its owners in accordance with their respective ownership interests. The structure retains AT&T Wireless as a tax-paying corporation that is a 43% owner of CW II. The Company owns the remaining 57% of CW II. The Company and CW II are generally both considered partnerships for federal and state income tax purposes. For partnerships, income tax items generally flow through to their members and are taxed at the member level pursuant to federal and state income tax laws.

Deferred income taxes are recorded using enacted tax law and rates for the years in which the taxes are expected to be paid or refunds received. Deferred income taxes are provided for items when there is a temporary difference in recording such items for financial reporting and income tax reporting. A majority of these deferred taxes were recorded through the required application of the purchase method of accounting for the Company’s acquisition of AT&T Wireless. As part of purchase accounting, a significant portion of the assets and liabilities acquired were recorded by the Company at fair value (see Note 3). The difference between the fair values recorded for these acquired assets (other than goodwill) and liabilities and the tax basis of those assets and liabilities determined the deferred income taxes that have been recorded in the Company’s financial statements. Additionally, the Company assumed significant tax net operating losses (NOLs) with its acquisition of AT&T Wireless.

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

CINGULAR WIRELESS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in Millions)

The provision (benefit) for income taxes consists of the following:

	Year Ended
	December 31,

	2002	2003	2004

Current:
Federal	$10	$26	$14
State and local	5	3	2
International	—	—	—

	15	29	16
Deferred:
Federal	(5)	(3)	(67)
State and local	2	2	(7)
International	—	—	—

	$(3)	$(1)	$(74)

Provision (benefit) for income taxes	$12	$28	$(58)

A reconciliation of the income tax provision (benefit) computed at the statutory tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,

	2002	2003	2004

Federal statutory rate	35%	35%	35%
Income tax provision (benefit) at statutory rate	$426	$352	$50
State income taxes, net of federal U.S. tax benefit	49	40	6
LLC income not subject to federal or state income taxes	(463)	(364)	(114)
Provision (benefit) for income taxes	$12	$28	$(58)
Effective income tax rate	0.99%	2.79%	(40.56)%

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

CINGULAR WIRELESS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in Millions)

Deferred taxes arise because of differences between the book and tax bases of certain assets and liabilities. The significant components of the Company’s deferred tax assets and (liabilities) are as follows:

	December 31,

	2003	2004

Current deferred tax assets:
Other	$—	$2

Total current deferred tax assets	—	2
Noncurrent deferred tax assets:
Noncurrent deferred income tax assets:
Net operating loss/credit carryforwards	—	3,078
Valuation allowances	—	(147)

Total net noncurrent deferred tax assets	—	2,931
Noncurrent deferred tax liabilities:
Investment in Cingular Wireless II	—	6,655
FCC licenses and goodwill	178	216
Investments in and advances to unconsolidated subsidiaries	—	41
Other	12	16

Total noncurrent deferred tax liabilities	190	6,928
Total noncurrent net deferred tax liabilities	$190	$3,997

The Company, through AT&T Wireless, has federal and state NOL carryforwards of approximately $7,555 and $9,341, respectively, which expire at various dates principally from December 31, 2007 through December 31, 2024. At December 31, 2004, the related tax effected NOLs for federal and state income tax purposes were $2,644 and $394, net of federal tax impacts, respectively. In addition, the Company had tax effected NOLs of $10 related to its Puerto Rico operations. The Company also has federal tax credit carryforwards of $26 which expire between 2007 and 2024, and $4, which are not subject to expiration. Internal Revenue Code Section 382 places certain limitations on the annual amount of NOL carryforwards that can be utilized if certain changes to a company’s ownership occur. The Company believes that its purchase of AT&T Wireless was a change in ownership pursuant to Section 382 of the Code, and that the NOL carryforwards of AT&T Wireless are limited but more likely than not will be used in future periods. As of December 31, 2004, the Company had valuation allowances of $130 for NOLs and $17 for tax credits which were more likely than not to expire unused. The majority of the Company’s deferred tax asset valuation allowance would be applied to reduce goodwill in the event that the tax benefits for the items are recognized.

On December 21, 2004, the FASB issued FSP FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (the Act), to provide accounting and disclosure guidance for the repatriation provision of the Act. The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations that are repatriated in either an enterprise’s last tax year that began before the enactment date of October 22, 2004

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

CINGULAR WIRELESS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in Millions)

or the first tax year that begins during the one-year period beginning on the date of enactment. The deduction is subject to a number of limitations and, as of December 31, 2004, uncertainty remained as to how to interpret numerous provisions in the Act. As of December 31, 2004, the Company had deferred tax liabilities of $108 related to undistributed foreign earnings totaling $350. Based on the Company’s analysis of the Act, although not yet finalized, it is reasonably possible that under the repatriation provision of the Act the Company may repatriate some amount of earnings estimated to be between $300 to $350. The related tax effects of such repatriation cannot reasonably be estimated at this time. The effects of the repatriation on deferred tax liabilities would result in adjustments to the purchase price allocations that were recorded in connection with the Company’s acquisition of AT&T Wireless. We expect the Company to be in a position to finalize its assessment during the second quarter of 2005. Until this evaluation is completed, the Company presumes that repatriation of those foreign earnings will occur and has accordingly recognized a deferred tax liability for the full amount of current and prior years’ unremitted earnings without giving effect to the repatriation provision of the Act.

At December 31, 2003 and 2004, the Company’s net assets at entities that are not taxpayers exceed their tax bases by approximately $12,900 and $14,000, respectively. For the year ended December 31, 2003, this basis difference is principally attributable to the tax rules used to determine depreciation and amortization of property, plant and equipment and intangible assets. For the year ended December 31, 2004, this basis difference principally relates to the Company’s investment in CW II.

Cash paid for income taxes for the years ended December 31, 2002, 2003 and 2004 was $14, $23 and $22, respectively.

17.	Employee Benefits

Pensions and Post-Retirement Benefits

Approximately 43,000 of the Company’s employees are covered by one of two noncontributory qualified pension plans. Participation in the Company’s plans commenced November 1, 2001, following the initial contribution of employees and related obligations and liabilities by SBC and BellSouth to the Company. In connection with this contribution, SBC and BellSouth transferred pension assets from the qualified trusts to the trusts established for the Company’s pension plans. Current employees of the Company who were formerly employed by AT&T Wireless do not participate in the pension plans.

Nonbargained and some bargained employees participate in a cash balance plan, under which they can elect to receive their pensions in a lump sum. The pension benefit formula for many bargained employees is based on a flat dollar amount per year of service according to job classification, and these benefits are typically paid as an annuity.

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

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

CINGULAR WIRELESS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in Millions)

Nonbargained employees and their covered dependents who meet certain eligibility requirements will be provided access to post-retirement medical and dental benefits at no cost to the Company. For bargained employees and a closed group of nonbargained transitional employees, the Company provides certain retiree medical, dental and life insurance benefits under various plans and accrues actuarially determined post-retirement benefit costs as active employees earn these benefits. These post-retirement plans are not funded. Current employees formerly employed by AT&T Wireless do not participate in the Company’s post-retirement benefit plans.

In accordance with FASB Staff Position No. FAS 106-2, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Medicare Modernization Act) has been reflected effective January 1, 2004. Due to expected future receipt of subsidies available under the Act for plans that are determined to be actuarially equivalent, the plans combined Accumulated Postretirement Benefit Obligation was reduced by approximately $8 as of January 1, 2004 and the combined 2004 Net Periodic Benefit Cost was reduced by approximately $2.

Obligations and Funded Status

The pension plan and post-retirement benefit plan funded status and amounts recognized in the consolidated balance sheets at December 31, 2003 and 2004 are as follows:

			Post-
	Pension		Retirement
	December 31,		December 31,

	2003	2004	2003	2004

Change in Benefit Obligation:
Benefit obligation at beginning of year	$413	$456	$84	$114
Service cost	61	65	9	10
Interest cost	24	26	6	6
Amendments	(1)	2	(2)	(12)
Impact of Medicare Modernization Act	—	—	—	(8)
Actuarial loss	18	18	17	7
Benefits paid	(59)	(31)	—	—

Benefit obligation at end of year	$456	$536	$114	$117

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

CINGULAR WIRELESS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in Millions)

			Post-
	Pension		Retirement
	December 31,		December 31,

	2003	2004	2003	2004

Change in Plan Assets:
Fair value of plan assets at beginning of year	$450	$510	$—	$—
Actual return on plan assets	103	47	—	—
Employer contribution	16	—	—	—
Benefits paid	(59)	(31)	—	—

Fair value of plan assets at end of year	$510	$526	$—	$—

	Pension		Post-Retirement
	December 31,		December 31,

	2003	2004	2003	2004

Funded status	$54	$(10)	$(114)	$(117)
Unrecognized prior service cost	15	14	6	(7)
Unrecognized net actuarial loss	3	12	31	29

Prepaid pension cost and accrued post-retirement benefit obligation	$72	$16	$(77)	$(95)

The accumulated benefit obligation for the pension plans was $435 and $511 at December 31, 2003 and 2004, respectively. As of December 31, 2004, the bargained pension plan had an accumulated benefit obligation that exceeded the fair value of plan assets, and an additional minimum liability of $6 was recorded in accordance with the provisions of paragraphs 36 and 37 of SFAS No. 87, “Employers’ Accounting for Pensions” (SFAS 87). Additional information for this plan is as follows:

	December 31,

	2003	2004

Projected benefit obligation	$18	$26
Accumulated benefit obligation	16	22
Fair value of plan assets	16	17
Increase in minimum liability included in other comprehensive income	—	4

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

CINGULAR WIRELESS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in Millions)

Components of Net Periodic Pension Cost

Net pension expense and post-retirement benefit expense recognized is comprised of the following:

	Pension			Post-Retirement

	2002	2003	2004	2002	2003	2004

Service cost	$62	$61	$65	$6	$9	$10
Interest cost	24	24	26	4	6	6
Expected return on plan assets	(27)	(36)	(38)	—	—	—
Amortization of prior service cost	3	3	3	2	1	1
Recognized actuarial gain	—	—	—	—	1	1

Net expense	$62	$52	$56	$12	$17	$18

Curtailment and termination benefits				(1)	—	—

Adjusted net post-retirement benefit expense				$11	$17	$18

Assumptions

Significant weighted-average assumptions used in developing pension and post-retirement benefit obligations at December 31 include:

			Post-
	Pension		Retirement

	2003	2004	2003	2004

Discount rate	6.25%	5.75%	6.25%	5.75%
Composite rate of compensation increase	6.00%	6.00%	6.00%	6.00%

Significant weighted-average assumptions used to determine net periodic pension and post-retirement cost for the years ended December 31 include:

	Pension			Post-Retirement

	2002	2003	2004	2002	2003	2004

Discount rate	7.25%	6.75%	6.25%	7.25%	6.75%	6.25%
Expected long-term return on plan assets	8.50%	8.50%	8.50%	—	—	—
Composite rate of compensation increase	7.00%	6.00%	6.00%	7.00%	6.00%	6.00%

The expected long-term rate of return on assets was derived using data from investment managers and reflects the average rate of earnings expected on the funds invested, or to be invested, to provide for the benefits included in the projected benefit obligations. The Company considers many factors, which include current market information on long-term returns (e.g., long-term bond rates) and current and target asset allocations between asset categories. The target asset allocation is determined based on consultations with external investment advisors.

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

CINGULAR WIRELESS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in Millions)

Assumed health care cost trend rates at December 31 are as follows:

	2003		2004

	Pre-Age	Post-Age	Pre-Age	Post-Age
	65	65	65	65

Health care cost trend rate assumed for next year	10.00%	11.00%	9.25%	10.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.00%	5.00%
Year the rate reaches the ultimate trend rate	2011	2011	2011	2011

The assumed dental cost trend rate is 5.0% in 2004 and future years. A one percentage-point change in the assumed health care cost trend rate would have the following effects:

	One Percentage-	One Percentage-
	Point Increase	Point Decrease

Effect on total of service and interest cost components	$4	$(3)
Effect on post-retirement benefit obligation	20	(16)

     Plan Assets

The Company’s pension plans asset allocations at December 31, by asset category are as follows:

	Plan Assets at
	December 31,

	2003	2004

Asset Category
Equity securities	66%	62%
Debt securities	28	28
Cash	1	—
Other	5	10

Total	100%	100%

The investment goal of the plans is to ensure the availability of funds for the liabilities as they become due and to meet the objectives with a prudent risk profile, diversification and diligent management in accordance with applicable statutory and regulatory constraints. Target allocations for the pension plans are 35% large cap equity (range of 30 — 40%), 10% small/mid cap equity (range of 5 — 15%), 15% international equity (range of 10 — 20%), 30% domestic fixed income (range of 25 — 30%), 10% alternative investments (range 5 — 15%) and 0% cash (0 — 2%) range. The alternative investment allocation is comprised of absolute return strategies. Absolute return strategies are designed to return cash plus a premium regardless of market direction and are included in the portfolio for diversification purposes. Prohibited investments are outlined in each individual manager’s agreement, and derivatives are allowed if in compliance with the Company’s internal derivative policy. Derivatives may be used as a substitute for physical investing or to manage duration and currency risk. Performance is reviewed on a monthly basis.

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

CINGULAR WIRELESS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in Millions)

     Contributions

The Company does not expect to make any contributions to its pension plans and its post-retirement benefit plans in 2005.

     Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid. Post-retirement benefit payments shown reflect estimated payment amounts before the Medicare subsidy. The Medicare subsidy for all years shown below totals less than $2 in aggregate.

		Post-
	Pension	retirement
	Benefits	Benefits

2005	$86	$1
2006	45	1
2007	49	2
2008	52	2
2009	54	3
2010-2014	308	26

     Defined Contribution Plans

The Company maintains several contributory savings plans which cover substantially all employees. Effective December 31, 2002, the plan covering bargained employees was merged into the plan covering nonbargained employees. Contributions made by the Company and the related costs are determined as a percentage of covered employees’ eligible contributions to the plans and totaled $56 in 2002, $46 in 2003 and $46 in 2004.

Current employees who were formerly employed by AT&T Wireless will continue to participate in a legacy savings plan until January 1, 2006. The plan matches a percentage of employee contributions up to certain limits and provides a fixed contribution percentage. The Company may also provide discretionary or profit-sharing contributions. Contributions under the plan totaled $13 from the acquisition date of October 26, 2004 through December 31, 2004.

     Stock Based Compensation Plans

AT&T Wireless sponsored the 2001 Long Term Incentive Plan, which provided for stock options, restricted stock and performance shares. All of these awards vested and accelerated upon the Company’s acquisition of AT&T Wireless and were settled in cash.

     Supplemental Retirement Plans

The Company also assumed the liabilities related to nonqualified, unfunded supplemental retirement plans for senior executives previously employed by SBC affiliates that were contributed to the Company. Expenses related to these plans were less than $2 in all years presented. Liabilities of $8 and $8 related to

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

CINGULAR WIRELESS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in Millions)

these plans, which include an additional minimum pension liability of $2 and $3, have been included in “Other noncurrent liabilities” in the consolidated balance sheets at December 31, 2003 and 2004, respectively. The consolidated balance sheets also include $1 in “Other intangible assets, net” at December 31, 2003 and 2004 related to these plans.

Deferred Compensation Plan

The Company provides certain management employees with a nonqualified, unfunded deferred compensation plan. The plan allows eligible participants to defer some of their compensation on a pre-tax basis and receive a market-based interest rate of return. In addition, the plan provides for a stated matching contribution by the Company based on a percentage of the compensation deferred. Deferred compensation expenses for all years presented was not significant. The long-term portions of liabilities related to this plan of $22 and $30 have been included in “Other noncurrent liabilities” in the consolidated balance sheets at December 31, 2003 and 2004, respectively.

Certain management employees who previously were employees of AT&T Wireless are participants in a nonqualified, unfunded deferred compensation plan, which allows participants to defer a portion of their compensation on a pre-tax basis, with earnings calculated based on valuation funds selected by the participants. In addition, the plan provides for contributions by the Company to participants whose matching and profit sharing contributions to the qualified 401(k) plan were capped by operation of the limitations imposed by tax laws. The liability of the deferred compensation plan totaled $61 as of December 31, 2004, of which $24 and $37 have been classified as “Accrued liabilities” and “Other noncurrent liabilities”, respectively, in the consolidated balance sheets.

The liabilities associated with the AT&T Wireless deferred compensation plan, along with other benefit obligations, have been funded and are held in a grantor trust, subject to the claims of the Company’s creditors in the event of the Company’s insolvency. Upon the acquisition of AT&T Wireless by the Company, the trust became irrevocable, and the Company was required to contribute an amount to the grantor trust equal to the present value of the total amount owed to participants in the deferred compensation plan and other benefit obligations. As of December 31, 2004, the grantor trust held $110 in assets, of which $83 was invested in cash equivalents and short term investments. The remaining $27 represented the cash surrender value of Company owned life insurance policies. The assets held by the grantor trust were included in “Other assets” in the consolidated balance sheets as of December 31, 2004 (see Note 1).

Long-Term Compensation Plan

The Cingular Wireless Long-Term Compensation Plan, as amended (the Plan), provides for incentive compensation to eligible participants over periods that are two years or longer in the form of performance units, stock appreciation units and restricted stock units. Awards granted in any particular year may be comprised of any combination of award type provided for under the Plan, as approved by the plan administrator. All awards are ultimately settled in cash. Grants are made in April of the award year.

Performance units are tied to the achievement of specified financial objectives over a three-year performance period. The units have a stated value of $50 (whole dollars). Performance units granted at

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

CINGULAR WIRELESS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in Millions)

inception of a three-year performance period are payable in the first quarter following the performance period, with payouts ranging from 0% to 200% of the stated value of the performance units for years prior to 2004 and 0% to 150% for 2004 grants. The number of performance units granted under the Plan total approximately 1.2 million units in 2002 and 540,000 units in 2003. During the year ended December 31, 2004, the Company granted approximately 732,000 performance units. As of December 31, 2004, the Company has approximately 2.0 million outstanding performance units. Expense is accrued ratably throughout the performance period based upon management’s estimate of the compensation that will ultimately be earned under the Plan. As performance is monitored against the financial objectives that have been established throughout the respective three-year performance periods, management may revise its estimate of the compensation that will ultimately be earned under the Plan and adjust its accrual accordingly.

Stock appreciation units granted under the Plan, which approximate 3.3 million in total, are indexed to an underlying share of BellSouth or SBC common stock. Each stock appreciation unit has a grant price equal to the closing price of BellSouth or SBC stock, as the case may be, based on the closing New York Stock Exchange price on the grant date. Stock appreciation units were granted to eligible employees on April 1, 2003, 50% of which vest two years after the grant date and the remaining 50% of which vest three years following the grant date. As of December 31, 2004, the Company had approximately 2.8 million outstanding stock appreciation units. The units expire 10 years from the grant date. Compensation cost is recognized over the period such units remain outstanding based upon the change in the fair value of the stock appreciation units at the end of each reporting period.

Restricted stock units granted under the Plan are indexed to an underlying share of BellSouth or SBC common stock. The value of the restricted stock units granted in 2004 will be paid in cash to holders in March 2007 based on the average of the closing stock prices of BellSouth and SBC common stock for the last ten trading days of February 2007. Dividend equivalents will be paid annually at the same rate as the dividend received by all SBC and BellSouth shareholders, respectively. During the year ended December 31, 2004, the Company granted approximately 339,000 BellSouth restricted stock units and 378,000 SBC restricted stock units with an aggregate value on the grant date of approximately $19. As of December 31, 2004, the Company had approximately 669,000 outstanding restricted stock units. The value of the restricted stock units, adjusted for changes in the value of the underlying BellSouth and SBC common stock, is recognized as compensation expense over the three year vesting period.

For the years ended December 31, 2003 and 2004, the Company recognized compensation expense of $14 and $26, respectively, associated with the Plan. Former AT&T Wireless employees who remain in the employment of the Company and meet certain eligibility requirements will participate in the Plan beginning in 2005.

18.	Commitments and Contingencies

Leases

The Company entered into significant capital leases primarily for the use of communications towers (see Note 19). Capital lease obligations are included in Note 9.

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

CINGULAR WIRELESS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in Millions)

The Company also entered into operating leases for facilities and equipment used in operations. These leases typically include renewal options and escalation clauses. In general, ground and collocation leases have five or ten year initial terms with three to five renewal terms of five years. Rental expense under operating leases for the years ended December 31, 2002, 2003 and 2004 was $456, $512 and $699, respectively.

The following table summarizes the approximate future minimum rentals under noncancelable operating leases, including renewals that are reasonably assured, in effect at December 31, 2004:

At December 31,
2005	$1,251
2006	1,094
2007	899
2008	729
2009	619
Thereafter	3,511

Total	$8,103

Commitments

The Company has unconditional purchase commitments for advertising and marketing, computer equipment and services, roaming, long distance services, network equipment and related maintenance, and software development and related maintenance. These commitments totaled approximately $1,326 at December 31, 2004. Included in this amount are commitments of $142 to SBC, BellSouth and their affiliates for telecommunications and other services. Also included are commitments to AT&T Corp. (AT&T) which were assumed by the Company in conjunction with its acquisition of AT&T Wireless, as well as network-related commitments associated with the brand license agreement. In August 2004, the Company, AT&T Wireless and AT&T entered into a definitive agreement to modify the brand license agreement between AT&T Wireless and AT&T to provide the Company with certain licensee rights to the AT&T brand for wireless services during a six-month transition period following the acquisition. As part of this agreement, the Company committed to purchase $100 in network services from AT&T through December 31, 2005, of which $33 remained outstanding as of December 31, 2004.

The Company has commitments with local exchange carriers for dedicated leased lines. The original terms of these commitments vary from month-to-month up to five years. The Company’s related commitment to its primary carriers as of December 31, 2004, was approximately $572, with payments due in each of the five succeeding fiscal years as follows: $225 in 2005, $171 in 2006, $108 in 2007, $60 in 2008 and $8 in 2009. Included in these amounts are commitments of $258 to SBC, BellSouth and their affiliates.

The Company has commitments to Crown Castle International for monitoring and maintenance services related to its communication towers (see Note 19). The Company’s commitment at December 31, 2004 was approximately $276, with payments due in each of the five succeeding fiscal years and thereafter as follows: $86 in 2005, $61 in 2006, $42 in 2007, $27 in 2008, $16 in 2009 and $44 thereafter.

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

CINGULAR WIRELESS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in Millions)

As discussed in Note 7, the Company has interests in several variable interest entities which were formed to acquire licenses that were restricted by the FCC to businesses with limited assets and revenues. Two of these variable interest entities, including Salmon and Alaska Native Wireless, LLC (ANW), include terms within their venture agreements, such that the other owners may elect to require the Company to purchase their interests at specified time periods. The other owner of Salmon, Crowley Digital, has the right to put its approximate 20% economic interest in Salmon to the Company at a cash price equal to Crowley Digital’s initial investment plus a specified rate of return. The put right can be exercised at certain times, and the Company estimates that the earliest exercise period will begin in February 2006 and the latest exercise period will end in April 2008. The Company’s maximum liability for the purchase of Crowley Digital’s interest in Salmon under this put right is $225, of which $155 was reflected in “Other noncurrent liabilities” as of December 31, 2004. In accordance with the terms of the ANW venture agreement, in March 2007, the other owners of ANW may elect to require the Company to purchase their interests in ANW for $145, of which $118 was reflected within “Other noncurrent liabilities” as of December 31, 2004. Under certain circumstances, this right may be exercised earlier, in which case the amount payable would be reduced by 5 percent per annum.

In connection with the termination of the Company’s GSMF network infrastructure joint venture with T-Mobile (see Note 20), the Company has a $1,200 commitment to purchase a minimum number of minutes from T-Mobile. This commitment became effective in January 2005.

In November 2004, the Company and Edge Mobile Wireless, LLC entered into a definitive agreement, pursuant to which Edge Mobile, LLC (Edge) was formed to bid as an “entrepreneur” for certain 1900 MHz band PCS licenses auctioned by the FCC. The auction ended in February 2005. Edge was the successful bidder for, and, following the filing and review of the standard applications, expects to be granted 21 licenses. Edge’s total high bids for the licenses in which the Company will have an indirect economic interest amounted to $181, of which the Company is obligated to fund $174. In December 2004, the Company contributed $31 in equity to Edge, which will be used to pay for a portion of the licenses. The Company will contribute equity and make advances to Edge in March 2005 to cover its remaining obligation.

Contingencies

The Company and AT&T Wireless are defendants in a lawsuit brought by Freedom Wireless Inc. alleging patent infringement related to prepaid wireless service. The case is pending in the U.S. District Court for the District of Massachusetts, and the trial for this matter commenced in late February 2005. It is expected that the trial could last at least two months. The plaintiff is expected to seek approximately $250 in monetary damages from the Company and AT&T Wireless, as well as injunctive relief. Boston Communications Group, Inc. (BCGI), whose prepaid technology platform the Company has used and whose technology is alleged to infringe two patents held by Freedom Wireless, has agreed to indemnify the Company and AT&T Wireless with respect to the claims asserted in this litigation. Financial and other information regarding BCGI can be obtained at www.bcgi.net. (This website address is an inactive textual reference included for information only and is not intended to be an active link to or incorporate any website information into this document.)

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

CINGULAR WIRELESS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in Millions)

The Company is subject to claims arising in the ordinary course of business involving allegations of personal injury, breach of contract, anti-competitive conduct, employment law issues, regulatory matters and other actions. To the extent that management believes that a loss arising from litigation or regulatory proceedings is probable and can reasonably be estimated, an amount is accrued on the financial statements for the estimated loss. As additional information becomes available, the potential liability related to the matter is reassessed and the accruals are revised, if necessary. While complete assurance cannot be given as to the outcome of any legal claims, the Company believes that any financial impact would not be material to its business, financial position or cash flows.

19.	Communications Towers

In June 1999, as part of an agreement with Crown Castle International (Crown), BellSouth subsidiaries leased to Crown all unused space on 2,623 of their communications towers. These subsidiaries were contributed to the Company on October 2, 2000. Under these transactions, Crown assumed all obligations for property taxes, insurance and maintenance for the towers and agreed to reimburse the Company for ground lease rentals. The Company has retained, outside of the leases, a portion of the towers for use in operating its wireless network and continues to own the towers and related communications components, including switching equipment, shelters and communications facilities. The Company entered into a monitoring and maintenance agreement with Crown for these towers. During 2002, 2003 and 2004, the Company paid $51, $50 and $60, respectively, to Crown for its monitoring and maintenance services. Monitoring and maintenance fees are escalated by 5% on the anniversary of each site commencement date. The Company has the right to withdraw from the monitoring and maintenance agreement for any tower on the tenth anniversary of the transaction date and on each five-year anniversary thereafter.

In August 2000, Southwestern Bell Mobile Systems, Inc., which SBC transferred to the Company on October 2, 2000, agreed to transfer approximately 3,900 of its communications towers (later reduced to 3,306), including those owned by consolidated partnerships, to another SBC affiliate, in connection with an agreement whereby the SBC affiliate would lease its rights to use and lease space on the towers to SpectraSite Inc. (SpectraSite, formerly SpectraSite Holdings, Inc.). Under the arrangement, SpectraSite then subleases back to the SBC affiliate space on the towers the Company uses. The SBC affiliate further subleases that space to the Company or its affiliates. The annual rent is escalated by 5% as of December 14 of every year. The term of the sublease is unique to each tower and ranges from 13 to 32 years. The Company (as lessee) has the right to withdraw from any lease on the tenth anniversary of the lease date and on each five-year anniversary thereafter. The Company accounts for its subleases of the tower space from the SBC affiliate as capital leases.

As part of the Crown and SpectraSite agreements, the Company had entered into build-to-suit (BTS) agreements that provided for the development and construction of towers on BTS sites and the performance of other services. In 2002, the Company terminated its BTS agreements with SpectraSite and Crown. Under the BTS agreement, 34 towers were completed and became capital leases with SpectraSite. Certain other towers under construction and other work-in-progress were transferred to the Company during the transition period.

In February 2003, a subsidiary of the Company acquired leasehold interests in 545 communication towers in California and Nevada from SpectraSite for $81 in cash. SpectraSite had previously acquired these

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

CINGULAR WIRELESS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in Millions)

leasehold interests from an affiliate of SBC in 2000, and the Company had leased a portion of the tower space indirectly from SpectraSite. Subsequent to February 2003, the GSMF venture leased a portion of the space on these towers directly from a subsidiary of the Company. In connection with the dissolution of GSMF and the sale to T-Mobile of the California/ Nevada network assets and certain spectrum, the leasehold interests of the Company and GSMF in these 545 communications towers in California and Nevada were transferred to T-Mobile (see Note 20).

In 2002, 2003 and 2004, the Company transferred to the SBC affiliate 33, 94 and 187 towers, respectively. Through December 31, 2004, a total of 3,265 towers having an aggregate net book value of $190, have been transferred.

20.	Subsequent Events

Termination of GSMF Network Infrastructure Joint Venture

In May 2004, the Company and T-Mobile entered into an agreement, subject to regulatory and other customary closing conditions and the closing of the acquisition of AT&T Wireless, to dissolve GSMF, sell to T-Mobile certain spectrum licenses and other assets and exchange certain other spectrum licenses. The first stage of these transactions closed in January 2005.

Pursuant to the agreement, the Company sold its ownership of the California/ Nevada Major Trading Area (MTA) network assets to T-Mobile for approximately $2,500 in cash. The proceeds from the sale will be used to fund capital expenditures through June 2005 in order to receive favorable tax treatment. In connection with the dissolution, the Company was required to contribute an additional $200 to the venture to equalize the capital accounts. The ownership of the New York Basic Trading Area (BTA) network assets returned to T-Mobile. The Company retained the right to utilize the California/ Nevada and New York networks during a four year transition period and has guaranteed to purchase a minimum number of minutes over this term with a minimum purchase of $1,200. The Company and T-Mobile retained all of their respective customers in each market. The Company also sold 10 MHz of spectrum to T-Mobile in each of the San Francisco, Sacramento and Las Vegas BTAs for $180.

As agreed to as part of the original joint venture agreement, the Company and T-Mobile were each to receive 50% of the spectrum used in the operation of the joint venture following its dissolution. Spectrum licenses were not contributed to the joint venture upon its formation in 2001 but rather were subject to a separate agreement governing their use. In connection with the dissolution, the Company and T-Mobile are contractually required to exchange certain spectrum licenses. The Company expects the spectrum licenses to be exchanged on January 1, 2007. The Company will receive 10 MHz of spectrum in New York BTA in addition to the 10MHz of spectrum the Company made available for use by GSMF and 2.5 MHz of spectrum in the Las Vegas BTA, and T-Mobile will receive 5 MHz of spectrum in each of nine BTAs in California, the largest of which is San Diego. T-Mobile also has the option to purchase an additional 10 MHz of spectrum in the Los Angeles and San Diego BTAs from the Company at the end of two years, under certain circumstances.

The Company expects to recognize a gain on these transactions, principally due to the value of the New York spectrum to be received in connection with the consummation of these transactions. The Company expects to recognize a gain upon the completion of the spectrum exchange in 2007.

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

CINGULAR WIRELESS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in Millions)

Other Divestitures

In November 2004, in response to the Company’s agreement with the U.S. Department of Justice and the FCC to divest certain assets and spectrum in certain markets as a condition to receiving regulatory approval to acquire AT&T Wireless, the Company entered into a number of disposition agreements. An agreement with Alltel Corporation (Alltel) involves the sale by the Company of certain former AT&T Wireless assets and properties, including licenses, network assets, and subscribers that the Company currently operates in several markets, the largest of which is Oklahoma City, Oklahoma. As part of this agreement, the Company also agreed to sell 20 MHz of spectrum and the network assets formerly held by AT&T Wireless in Wichita, Kansas, which it was not required to divest. The Company also entered into a disposition agreement with MetroPCS to sell 10 MHz of former AT&T Wireless spectrum in each of Dallas, Texas and Detroit, Michigan for $230. The Company entered into a disposition agreement with Cellco Partnership (d/b/a Verizon Wireless) to sell 10 MHz of former AT&T Wireless spectrum in Knoxville, Tennessee for $20. Finally, the Company has entered into other disposition agreements pertaining to certain other former AT&T Wireless properties and assets in four smaller transactions involving the sale of various combinations of spectrum, network assets and accounts in specific rural regions of Arkansas, Mississippi, Missouri and Texas.

In February and March 2005, the Company closed its transactions with MetroPCS and Verizon Wireless and one of the four smaller transactions described above. The closings of the remaining divestiture transactions are contingent upon regulatory approval. The transaction with Alltel is expected to close by the second quarter of 2005. The Company does not anticipate recognizing any material gain or loss on these divestiture transactions as the Company’s assumed fair value of the net assets in conjunction with its purchase of AT&T Wireless equaled the sales proceeds from the respective transactions.

21.	Selected Quarterly Financial Data (Unaudited)

The unaudited quarterly results presented below for 2003 and the first three quarters of 2004 have been restated to reflect the correction of the Company’s method of accounting for its operating leases. See Note 2 for further discussion of the restatement.

	First	Second	Third	Fourth
2003	Quarter	Quarter	Quarter	Quarter

Total operating revenues(a)	$3,638	$3,874	$4,059	$3,912	(c)
Operating income	707 (b)	747	480	320
Income (loss) before provision for income taxes and cumulative effect of accounting change	410	411	172	12
Net income (loss)	408	399	166 (d)	4	(d)

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

CINGULAR WIRELESS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in Millions)

	First	Second	Third		Fourth
2004	Quarter	Quarter	Quarter		Quarter(e)

Total operating revenues	$3,942	$4,155	$4,257		$7,082
Operating income (loss)	550	671	460	(f)	(153	)(g)
Income (loss) before provision for income taxes and cumulative effect of accounting change	221	337	142	(f)	(557	)(g)
Net income (loss)	215	339	142	(f)	(495	)(g)

(a)	Includes a reclassification to reflect billings to our customers for the USF and other regulatory fees as “Operating revenues”. The amounts reclassified for the first, second, and third quarters of 2003 were $48, $88 and $105, respectively.

(b)	Includes a reduction of $24 due to reorganization (see Note 15).

(c)	Operating revenues in the fourth quarter of 2003 were $142 lower than the third quarter, due primarily to reduced roaming revenues as a result of lower negotiated rates and expected seasonality.

(d)	Net income in the third and fourth quarters of 2003 was impacted by increased customer acquisition costs associated with the two consecutive quarters of strong gross customer additions. Additionally, other cost increases impacting results included higher customer retention costs in preparation for wireless local number portability in the later part of 2003.

(e)	On October 26, 2004, the Company completed its acquisition of AT&T Wireless. Operating results for 2004 for AT&T Wireless have been included in the consolidated financial statements subsequent to that date.

(f)	Includes a reduction of $43 for integration planning costs and $31 loss on the writedown of the carrying value of the Company’s Mobitex business.

(g)	Fourth quarter 2004 operating results were impacted by an increase in customer acquisition costs associated with the highest gross and net customer additions in the Company’s history, purchase accounting adjustments and related amortization (see Notes 3 and 5) and $245 of acquisition-related and integration costs (see Note 14).

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

CONSOLIDATED FINANCIAL STATEMENTS

GSM FACILITIES, LLC
Years ended December 31, 2002 (restated), 2003 (restated) and 2004 with Report of Independent Auditors and Report of Independent Registered Public Accounting Firm
for the years ended December 31, 2003 and 2004

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

GSM Facilities, LLC

Consolidated Financial Statements

Years ended December 31, 2002 (Restated), 2003 (Restated) and 2004

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

REPORT OF INDEPENDENT AUDITORS

Members

GSM Facilities, LLC

We have audited the accompanying consolidated balance sheets of GSM Facilities, LLC as of December 31, 2003 and 2004, and the related consolidated statements of operations, changes in members’ capital, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Omnipoint Facilities Network II, LLC, a wholly-owned subsidiary, which statements reflect total assets of $1.1 billion and $1.4 billion as of December 31, 2003 and 2004, respectively, and total revenues of $125.5 million and $165.6 million for the years then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Omnipoint Facilities Network II, LLC, is based solely on the report of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GSM Facilities, LLC at December 31, 2003 and 2004, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

As described in Note 2 to the financial statements, the accompanying consolidated balance sheet as of December 31, 2003 and the related consolidated statements of operations, changes in members’ capital, and cash flows for each of the years ended December 31, 2002 and 2003 have been restated.

/s/ ERNST & YOUNG LLP

Atlanta, Georgia

March 4, 2005

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members and Board of Directors of GSM Facilities, LLC:

In our opinion, the accompanying balance sheets and the related statements of operations, of member’s equity and of cash flows (not presented separately herein) present fairly, in all material respects, the financial position of Omnipoint Facilities Network II, LLC (the Company) at December 31, 2004 and 2003, and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Notes 1 and 5, the Company’s transactions are substantially with related parties, who are the Company’s member owners. Additionally, as described in Note 1, the Company relies on its member owners for funding requirements.

As described in notes 1 and 6, the Company’s assets were contributed to T-Mobile USA, Inc. (T-Mobile) on January 5th, 2005, as part of an agreement between T-Mobile and Cingular Wireless LLC to unwind the operations of their joint venture, GSM Facilities, LLC.

As discussed in Note 2, the consolidated financial statements for the years ended December 31, 2003 and 2002 have been restated.

/s/ PRICEWATERHOUSECOOPERS LLP

Seattle, Washington

March 3, 2005

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

GSM FACILITIES, LLC

CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2004

	(Restated)

	(Dollars in millions)
Assets
Current assets:
Cash	$—	$—
Due from T-Mobile USA, Inc.	9	139

Total current assets	9	139
Property, plant and equipment, net	3,588	4,133

Total assets	$3,597	$4,272

Liabilities and members’ capital
Current liabilities:
Due to Cingular Wireless LLC	$3	$138
Property taxes payable	6	1

Total current liabilities	9	139
Capital lease obligations	247	253
Deferred rent	26	77

Total liabilities	282	469
Members’ capital	3,315	3,803

Total liabilities and members’ capital	$3,597	$4,272

See accompanying notes.

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

GSM FACILITIES, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2002	2003	2004

	(Restated)	(Restated)
	(Unaudited)

	(Dollars in millions)
Revenues:
Network service revenues	$310	$439	$541
Other revenues	15	12	13

Total revenues	325	451	554
Operating expenses:
Network services	206	285	381
Interconnection	121	167	197
Depreciation and amortization	324	454	589

Total operating expenses	651	906	1,167

Operating loss	(326)	(455)	(613)
Interest expense	(17)	(19)	(20)
Other expense	—	(5)	(18)

Total other expenses	(17)	(24)	(38)

Net loss	$(343)	$(479)	$(651)

See accompanying notes.

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

GSM FACILITIES, LLC

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

	Year Ended December 31,

	2002	2003	2004

	(Restated)	(Restated)
	(Unaudited)

	(Dollars in millions)
Balance at beginning of year, as originally reported	$1,771	—	—
Balance at beginning of year, as restated	—	$2,721	$3,315
Adjustment to initial contributions	—	(41)	(2)
Contributions, net	1,293	1,114	1,141
Net loss (as restated for 2002 and 2003)	(343)	(479)	(651)

Balance at end of year, as restated	$2,721	$3,315	$3,803

See accompanying notes.

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

GSM FACILITIES, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2002	2003	2004

	(Restated)	(Restated)
	(Unaudited)

	(Dollars in millions)
Operating activities
Net loss	$(343)	$(479)	$(651)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	324	454	589
Loss on disposal of property, plant and equipment	—	5	18
Interest accretion on capital lease obligations	6	6	6
Deferred rent	12	14	38
Changes in operating assets and liabilities:
Due from (to) affiliates, net	(5)	(4)	5
Property taxes payable	—	4	(5)

Net cash used in operating activities	(6)	—	—
Investing activities
Net cash used in investing activities	—	—	—
Financing activities
Capital contributions	6	—	—

Net cash provided by financing activities	6	—	—

Change in cash	—	—	—
Cash at beginning of year	—	—	—

Cash at end of year	$—	$—	$—

Supplemental disclosure
Interest paid for capital lease obligations	$11	$13	$14

Non-cash investing and financing activities
Capital contributions of property, plant and equipment	$1,287	$1,114	$1,141

Capital lease additions	$48	$19	$—

See accompanying notes.

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

GSM FACILITIES, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions)

Years ended December 31, 2002, 2003 and 2004

1.	Organization

GSM Facilities, LLC (“GSM Facilities” or the “Company”), a Delaware limited liability company, is a jointly controlled venture of Cingular Wireless LLC (“Cingular”) and T-Mobile USA, Inc. (“T-Mobile”) (collectively the “members”). GSM Facilities was formed in November 2001 (inception date) and serves as a holding company for Pacific Bell Wireless LLC (“PBW”) and Omnipoint Facilities Network II, LLC (“OFN”). The Company allows Cingular and T-Mobile to share network infrastructures in the Los Angeles and San Francisco Major Trading Areas (“MTAs”), which cover most of California and parts of Nevada (“California/ Nevada Market”) and the New York Basic Trading Area (“BTA”) (“New York City Market”). Both Cingular and T-Mobile have access to the Company’s network infrastructure, and pursuant to the terms of the Company’s commercial arrangements, are able to provide their respective customers access to the network. In July 2002, Cingular began marketing its commercial service in the New York City Market and T-Mobile began service in the California/ Nevada Market. The Company’s network operations are managed by Cingular and T-Mobile through PBW and OFN, respectively, and each member funds their daily cash operating needs (see further discussion in Note 6).

PBW and OFN are economically dependent on Cingular and T-Mobile, respectively, since neither PBW nor OFN have access to funding and do not separately own spectrum licenses which are essential to their businesses. Accordingly, the Company is economically dependent upon Cingular and T-Mobile to provide funding for the operating expenses and capital expenditures of the Company and access to spectrum licenses for the Company’s network operations. See Note 7 regarding the unwind of GSM Facilities in January 2005.

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

Management control of the Company is vested in a four-person management committee (the “Management Committee”), to which each member has the right to appoint two persons (the “managers”). The Management Committee has complete and exclusive discretion and authority in the management and control of the business and affairs of the Company. A decision by the Management Committee is made by the unanimous vote of the managers. The operating agreement provides for certain actions or decisions by the Management Committee. These include, but are not limited to, approval of the annual operating and capital budget, amendments to the documents concerning formation or dissolution of the Company, and entering into any agreements or amendments that provide for payments by or to the Company in excess of $5 that is not an arms length transaction or in the ordinary course of business. Neither Cingular nor T-Mobile has the unilateral ability to control the Company or its actions.

Net assets contributed at formation by Cingular and T-Mobile were valued at their historical costs and had carrying values of approximately $1,119 and $442, respectively. No spectrum licenses were contributed

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

to GSM Facilities at the time of, or subsequent to, formation. The capital interests of Cingular and T-Mobile at the time of formation were approximately 70% and 30%, respectively. See Note 5 for further discussion of members’ capital. The Company is expected to incur non-cash losses due to depreciation, deferred rent and interest expense, which are not reimbursed by the members.

The members’ liability is limited as set forth in the Limited Liability Company Agreement (“LLC Agreement”) of GSM Facilities and other applicable law. The Company shall continue in existence in perpetuity or until the Company is dissolved in accordance with the LLC Agreement (see Notes 5 and 7). Additionally, the LLC Agreement sets forth the basis for capital contributions, allocations and distributions to the members including the allocations of profits and losses, special allocations for tax purposes and distributions of cash flows to the members.

2.	Summary of Significant Accounting Policies

     Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

The consolidated financial statements have been prepared on a going concern basis and do not give effect to the dissolution transaction described in Note 7.

     Reclassifications

Certain amounts have been reclassified in the 2002 and 2003 consolidated financial statements to conform to the current year presentation.

     Restatement

The Company has operating leases, principally for cell sites, that have escalating rentals during the initial lease term and during succeeding optional renewal periods. During the course of preparing the 2004 consolidated financial statements, the Company determined that its method of accounting for operating leases did not comply with the requirements of Statement of Financial Accounting Standards (SFAS) No. 13, Accounting for Operating Leases (SFAS 13), and Financial Accounting Standards Board Technical Bulletin No. 85-3, Accounting for Operating Leases with Scheduled Rent Increases (FTB 85-3). Historically, the Company has not assumed the exercise of available renewal options. The Company reevaluated its accounting for operating leases following publication of a letter issued by the Office of the Chief Accountant of the U.S. Securities and Exchange Commission on February 7, 2005. In light of the Company’s investment in each cell site, including acquisition costs and leasehold improvements, the Company has determined that the exercise of certain renewal options was reasonably assured at the inception of the lease. Accordingly, the Company has corrected its accounting to recognize rent expense, on a straight-line basis, over the lease term and renewal periods that are reasonably assured. The restated financial statements reflect these corrections.

The impact of these restatements to the Company’s statements of operations for the years ended December 31, 2002 and 2003 was an increase to net loss of $12 (unaudited) and $14, respectively, as well as a decrease to members’ capital and increase in deferred rent of $26 as of December 31, 2003. The impact associated with correcting the Company’s accounting for operating leases was an increase to “Network services” of $12 (unaudited) and $14, respectively, for the years ended December 31, 2002 and December 31, 2003.

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

The following tables summarize the impact of these restatements on our financial statements as of and for the fiscal years ended December 31, 2002 and 2003:

	As Reported	As Restated

	(Dollars in millions)
Balance Sheet
December 31, 2003:
Deferred rent	—	26
Total members’ equity	3,341	3,315

	As Reported	As Restated

	(Dollars in millions)
Statements of Operations
December 31, 2002:
Network service costs	$194	$206
Total operating expenses	639	651
Net loss	(331)	(343)
December 31, 2003:
Network service costs	271	285
Total operating expenses	892	906
Net loss	(465)	(479)

	As Reported	As Restated

	(Dollars in millions)
Statements of Cash Flows
December 31, 2002:
Net loss	$(331)	$(343)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred rent	—	12
December 31, 2003:
Net loss	(465)	(479)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred rent	—	14

     Cash

The members support the cash operating needs of the Company.

     Revenue Recognition

The Company earns network service revenues by providing the members access to its network infrastructure. Network service revenues are based on monthly operating expenses and are recognized monthly when earned and charged to the members. The amount charged to each member of GSM

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

Facilities is allocated based on each member’s respective ownership of the licensed spectrum in each market. Reimbursable monthly operating expenses are recorded as network service and interconnection expenses and include professional services consisting primarily of salaries and wages, site related, facility related and interconnection costs. Reimbursable costs also include payments made on the capital lease obligations.

Other revenues primarily consist of revenue earned from the local telephone company for land line calls terminated on the Company’s wireless switches, and are recognized when calls are terminated. These revenues are treated as a reduction to the reimbursable monthly operating expenses described above.

     Property, Plant and Equipment

Property contributed at formation of the Company was recorded at the net book value of the member who contributed the property. Subsequent to the formation date, the members contribute property to the Company at prices that are mutually agreed upon by the members and which approximate fair value. Furthermore, these prices are subject to adjustment from time to time, by unanimous agreement of the members, to reflect general changes in price levels.

The Company periodically evaluates the useful lives of its wireless communication systems based on technological and other industry changes to determine whether events or changes in circumstances could warrant revisions to useful lives or result in the impairment of long-lived assets.

Assets are depreciated using the straight-line method over their estimated useful lives. Leasehold improvements, including site acquisition and other cell site construction improvements, are depreciated over the shorter of their estimated useful lives or the term of the related ground or collocation lease. Network engineering costs incurred on the Company’s behalf by the members during the construction phase of the Company’s wireless network are capitalized as part of property and equipment.

     Asset Retirement Obligations

The Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS 143) effective January 1, 2003. This statement requires the Company to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and capitalize that amount as part of the book value of the long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the Company either settles the obligation for its recorded amount or incurs a gain or loss.

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

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

     Operating Leases

The Company accounts for its operating leases in accordance with SFAS 13 and FTB 85-3. Rent expense is recorded on a straight-line basis over the initial lease term and those renewal periods that are reasonably assured. The difference between rent expense and rent paid is recorded as “Deferred rent” in the consolidated balance sheets.

     Taxes

The Company is a limited liability company. Accordingly, income tax items flow through to its members who would be subject to tax at their level pursuant to federal and state income tax laws. The members are responsible for their tax liabilities resulting from income earned at the member level. The Company is not subject to income taxes at the limited liability company level. The Company’s obligations for property taxes are accrued in the “Property tax payable” line item on the consolidated balance sheets.

     Use of Estimates

The preparation of the accompanying financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and the disclosure of contingencies at the date of the financial statements. The Company bases its estimates on historical experience, where applicable, and other assumptions the Company believes are reasonable under the circumstances. Significant estimates include the determination of useful lives of network assets, evaluation of the minimum lease term as defined in SFAS 13 for operating leases, and accrued receivables and payables from members for operating expense and capital settlements. Actual results could differ from such estimates under different assumptions or conditions.

     Comprehensive Loss

Comprehensive loss for the Company is the same as net loss for all periods presented.

3.	Property, Plant and Equipment

Property, plant and equipment is summarized as follows:

		December 31,
	Estimated
	Useful Lives	2003	2004

	(in years)
Buildings and building improvements	10-25	$64	$83
Wireless communication systems	3-15	3,788	4,795
Site acquisition costs	Lease term-20	371	451
Tower capital leases	13-32	229	229
Construction in progress	—	354	268

		4,806	5,826
Less accumulated depreciation		(1,218)	(1,693)

Property, plant and equipment, net		$3,588	$4,133

The net book value of assets recorded under capital leases was $208 and $200 at December 31, 2003 and 2004, respectively. The capital leases relate to communication towers (see Note 4). Amortization of assets recorded under capital leases is included in depreciation expense. Capitalized network engineering and

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

overhead costs incurred during the construction phase of the Company’s wireless networks for the years ended December 31, 2002, 2003 and 2004 were $36 (unaudited), $40 and $32, respectively

4.	Commitments and Contingencies

     Capital Leases

PBW, which was contributed to the Company in November 2001, has certain leases related to approximately 640 communications towers that are accounted for as capital leases. Under the terms of these agreements, these towers are leased directly from an affiliate of SBC Communications Inc. (“SBC”), 60% owner of Cingular, which in turn had leased the rights to certain space on 545 of these towers from SpectraSite, Inc. (“SpectraSite”). In February 2003, a subsidiary of Cingular acquired leasehold interests from SpectraSite in all of the space on these 545 towers. For the years ended December 31, 2002, 2003 and 2004, the Company reimbursed Cingular for lease payments made on its behalf amounting to $11 (unaudited), $13 and $14, respectively. The Company charges its members for the amounts of the monthly lease payments in accordance with the methodology for monthly operating expenses as discussed in Note 6.

The annual rent is escalated by 5% as of December 14 of every year. The term of the lease is unique to each tower and ranges from 13 to 32 years. The Company (as lessee) has the right to withdraw from any lease on the tenth anniversary of the lease date and on each five-year anniversary thereafter.

Minimum lease payments under capital lease obligations at December 31, 2004 are summarized below:

2005	$17
2006	18
2007	19
2008	20
2009	20
Thereafter	765

Total minimum payments	859
Less imputed interest	(494)
Less executory costs	(112)

Total long-term obligations	$253

Operating Leases

The Company has also entered into operating leases for ground, facilities and equipment used in operations. These leases typically include renewal options and escalation clauses. In general, lease terms include a five or ten year initial term with three to five renewal periods with five year terms. Rental expense under operating leases for the years ended December 31, 2002, 2003 and 2004 were $100 (unaudited and restated), $129 (restated) and $184, respectively. Included in the 2002, 2003 and 2004 amounts are $4, $5 and $8 respectively, related to certain network facilities leased from SBC. The

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

following table summarizes the approximate future minimum rentals, including renewal terms that are reasonably assured, under noncancelable operating leases in effect at December 31, 2004:

2005	$146
2006	149
2007	151
2008	153
2009	156
Thereafter	1,793

Total	$2,548

Litigation

The Company is not currently a party to any pending litigation, which, if decided adversely to the Company, would have a material adverse effect on the business, financial condition, results of operations or cash flows of the Company.

5.	Members’ Capital

Cingular and T-Mobile agreed to jointly fund capital expenditures of GSM Facilities. Contributions to GSM Facilities are generally determined by the proportionate share of the annual capital expenditure requirements based on each member’s incremental growth of network usage. Such contributions are accounted for as an increase to the members’ capital of GSM Facilities. The LLC Agreement also provides for periodic capital settlements that can either increase or decrease each member’s capital account. In addition to the periodic capital settlements, Cingular made additional contributions of $225 to GSM Facilities in both 2002 and 2003 on behalf of T-Mobile as required under the terms of the LLC Agreement. No member is entitled to withdraw any part of its capital contributions without unanimous approval by the Management Committee. The total economic ownership interest of GSM Facilities as of December 31, 2004 is approximately 60% for Cingular and 40% for T-Mobile.

GSM Facilities may be dissolved by its members under a number of circumstances. Dissolution may occur at any time as a result of the unanimous decision by its members; automatically upon the bankruptcy of one of its members; upon the occurrence of certain material breaches of the venture agreements; upon a decree of judicial dissolution; or in the event of an acquisition transaction (as defined) involving one of the members, at the election of the member that is a party to the acquisition transaction. See Note 7.

6.	Related Party Transactions

The monthly operating expenses of the Company, excluding deferred rent, are charged to Cingular and T-Mobile based on each member’s proportionate share of the licensed spectrum in each market. During all periods presented, Cingular and T-Mobile held weighted-average spectrum of 53% and 47%, respectively, in the California/ Nevada Market, and 25% and 75%, respectively, in the New York City Market. Through a separate reciprocal home roaming agreement, Cingular and T-Mobile charge each other for usage that is not in the same proportion as the spectrum-based allocations.

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

The consolidated statements of operations include network service revenues from the members as follows:

	Year Ended December 31,

	2002	2003	2004

	(Unaudited)
Network service revenues:
Cingular	$141	$199	$241
T-Mobile	169	240	300

	$310	$439	$541

Concurrent with its formation, GSM Facilities entered into operating agreements with Cingular and T-Mobile for them to manage and maintain the network assets of the California/ Nevada Market and the New York City Market, respectively. The Company purchases all services from the members and has no direct employees. Direct operating costs incurred by the members on behalf of the Company include salaries and wages, site related, facility related and interconnection costs.

Pursuant to the terms of the operating agreements, services provided during the years ended December 31, 2002, 2003 and 2004 by Cingular to the Company for network services and local interconnection charges were $229 (unaudited and restated), $313 (restated) and $397, respectively, and are included in operating expenses in the consolidated statements of operations. Pursuant to the terms of the operating agreements, services provided during the years ended December 31, 2002, 2003 and 2004 by T-Mobile to the Company for network services and local interconnection charges were $98 (unaudited and restated), $139 (restated) and $181, respectively, and are included in operating expenses in the consolidated statements of operations.

At December 31, 2003 and 2004, the consolidated balance sheets include the following amounts due (to)/from the members:

	December 31,

	2003	2004

Due (to)/from T-Mobile USA, Inc.:
Capital settlements	$(17)	$125
Operating expense settlements, net	26	14

	$9	$139

Due (to)/from Cingular Wireless LLC:
Capital settlements	$17	$(125)
Operating expense settlements, net	(20)	(13)

	$(3)	$(138)

The capital settlements presented in the table above represent amounts due to/from the members for the estimated fourth quarter settlement in 2003 and 2004. The final capital settlement for fourth quarter of 2004 is expected to be paid by April 5, 2005 when the actual amount of such settlement is determined and agreed to by the members. As the Company has been dissolved as of January 5, 2005 (see Note 7), the final settlement will be paid directly between the members.

7.	Subsequent Event

On February 17, 2004, Cingular entered into an Agreement and Plan of Merger to acquire AT&T Wireless Services, Inc. (“AT&T Wireless”). In May 2004, the members unanimously agreed, subject to regulatory and other customary closing conditions and the closing of the acquisition of AT&T Wireless, to dissolve

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.     Financial Statements and Supplemental Data

GSM Facilities, distribute the related network assets and exchange certain spectrum. The closing of Cingular’s acquisition of AT&T Wireless occurred on October 26, 2004. The closing of the dissolution of GSM Facilities, and certain of the other transactions described below, occurred on January 5, 2005.

In dissolution, the New York City Market network assets were distributed to T-Mobile, and the California/ Nevada Market network assets were distributed to Cingular. The net book value of the New York City Market and California/ Nevada Market network assets at December 31, 2004 were $1,375 and $2,758, respectively. All capital lease obligations related to California/ Nevada Market network assets were also distributed to Cingular. Following these distributions, a determination was made of each member’s capital account deficit or surplus, and a settlement made between the members. On January 5, 2005, Cingular paid $200 in settlement of its capital account deficit. All outstanding capital settlements are expected to be settled between the members by April 5, 2005 (see Note 6).

In dissolution, each member was to receive 50% of the spectrum used in the operation of GSM Facilities. As discussed in Note 1, spectrum licenses were not contributed to GSM Facilities upon its formation in 2001 but rather were subject to a separate agreement governing their use. In connection with the dissolution, the members are contractually required to exchange certain spectrum. The Company expects the spectrum licenses to be exchanged on January 1, 2007. Cingular will receive 10 MHz of spectrum in the New York City Market and 2.5 MHz of spectrum in the Las Vegas, Nevada BTA from T-Mobile and T-Mobile will receive 5 MHz of spectrum from Cingular in each of nine BTAs in California/ Nevada Market, the largest of which is San Diego.

Immediately following the dissolution of GSM Facilities, Cingular sold its ownership of the California/Nevada Market network assets to T-Mobile for approximately $2,500 in cash. Cingular retains the right to utilize the California/Nevada Market and New York City Market networks during a four year transition period and has guaranteed to purchase a minimum number of minutes over this term amounting to $1,200. The members retain all their respective customers in each market. Cingular also sold 10 MHz of spectrum to T-Mobile in each of the San Francisco, Sacramento and Las Vegas BTAs for $180. T-Mobile has the option to purchase an additional 10 MHz of spectrum in the Los Angeles and San Diego BTAs from Cingular at the end of two years, under certain circumstances.

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 8.	Financial Statements and Supplementary Data

Schedule II — Valuation and Qualifying Accounts

Allowance for Doubtful Accounts

Col. A	Col. B	Col. C	Col. C		Col. D		Col. E

	Balance at	Charged to	Charged to				Balance
	Beginning	Costs and	Other				at End
Description	of Period	Expenses	Accounts		Deductions		of Period

Year 2004	$130	423	(66	)(a)	(170	)(b)(c)	$317
Year 2003	$163	259	(24	)(a)	(268	)(b)	$130
Year 2002	$131	404	—		(372	)(b)	$163

(a)	Allowance for affiliate accounts receivable included in Due to affiliates, net, on the balance sheets at December 31, 2003 and 2004.

(b)	Includes amounts written off as uncollectible, net of recoveries.

(c)	Includes accounts receivable allowance of $225 recorded in the AT&T Wireless acquisition.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act of 1934, as amended (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of December 31, 2004, management, including our Chief Executive Officer and Chief Financial Officer, completed its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. On February 18, 2005, our management and the Audit Committee of the board of directors of our Manager concluded that our financial statements for fiscal periods ending December 31, 2000 through December 31, 2003 and the first three interim periods of 2004 should be restated to correct certain errors relating to accounting for operating leases and that such previously filed financial statements should no longer be relied upon. Ernst & Young LLP, our independent registered public accounting firm, has advised us that it concurs with our conclusion. While management believes that the impact of this error is not material to any previously issued financial statements, we determined that the cumulative adjustment required to correct this error was too large to record in 2004.

Our method of accounting for operating leases did not comply with the requirements of SFAS No. 13, Accounting for Leases and FASB Technical Bulletin No. 85-3, Accounting for Operating Leases with Scheduled Rent Increases. Historically, we have not assumed the exercise of available renewal options in accounting for operating leases. We reevaluated our accounting for operating leases and the related useful lives for depreciating leasehold improvements following publication of a letter issued by the Office of the Chief Accountant of the SEC on February 7, 2005. In light of our investment in each cell site, including acquisition costs and leasehold improvements, we have determined that the exercise of certain renewal options was reasonably assured at the inception of the leases. Accordingly, we have corrected our accounting to recognize rent expense, on a straight-line basis, over the initial lease term and renewal periods that are reasonably assured.

Based on the Public Company Accounting Oversight Board’s Auditing Standard No. 2, An Audit of Internal Control Over Financial Reporting Performed in Conjunction With an Audit of Financial

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 9A.	Controls and Procedures

Statements, restatement of financial statements in prior filings with the SEC is a strong indicator of the existence of a “material weakness” in the design or operation of internal control over financial reporting. Although we are not an “accelerated filer” within the meaning of the rules implementing Section 404 of the Sarbanes-Oxley Act of 2002 and therefore are not required to include in this report management’s assessment of the effectiveness of our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of December 31, 2004, management has concluded that, because we were required to restate our financial statements as a result of the lease accounting error described above, a material weakness existed in our internal control over financial reporting as of the date of this report and, to this extent, our disclosure controls and procedures were not effective.

In connection with correcting our methodology of accounting for operating leases, we have instituted the following procedures to remediate this material weakness:

•	complete an annual review of the lease terms to verify appropriate number of “reasonably assured” renewals;

•	enhance systematic controls around the calculation of deferred rent liability; and

•	review new and/or modified lease arrangements to ensure appropriate accounting under GAAP.

(b) Except as set forth above, during the evaluation referred to in Item 9A(a) above, we have identified no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.     Other Information

None.

CINGULAR WIRELESS LLC

PART III

Item 10.	Directors and Executive Officers of the Registrant

Directors and Executive Officers

The following table presents information regarding persons who serve as directors of our manager and executive officers of us and our Manager as of March 7, 2005.

Name	Age	Position

Richard A. Anderson	46	Class B Director
Ronald M. Dykes	58	Chairman of the Board and Class B Director (Member of Audit Committee)
Mark L. Feidler	49	Class B Director (Member of Nominating and Compensation Committee)
Richard G. Lindner	50	Class B Director (Member of Audit Committee)
Randall L. Stephenson	44	Class B Director (Member of Nominating and Compensation Committee)
Rayford Wilkins, Jr.	53	Class B Director
Stanley T. Sigman	58	President and Chief Executive Officer
Ralph de la Vega	53	Chief Operating Officer
Peter A. Ritcher	44	Chief Financial Officer
F. Thaddeus Arroyo	41	Chief Information Officer
Rickford D. Bradley	53	Executive Vice President — Human Resources
Joaquin R. Carbonell, III	52	Executive Vice President and General Counsel
Sean P. Foley	46	Executive Vice President — Treasury and Corporate Development
William W. Hague	49	Executive Vice President — International
Gregory T. Hall	49	Vice President and Controller
Paul R. Roth	46	Executive Vice President — External Affairs and Public Relations
Carol L. Tacker	56	Vice President and Assistant General Counsel, Corporate Secretary and Chief Compliance Officer

Directors

Richard A. Anderson, Class B Director, Cingular Wireless Corporation. Richard Anderson is vice chairman — planning and administration of BellSouth and has served in various positions with BellSouth since 1981. He was elected to the board of directors of Cingular Wireless Corporation in February 2003. Mr. Anderson is also a director of Adtran, Inc.

Ronald M. Dykes, Chairman of the Board and Class B Director, Cingular Wireless Corporation. Ronald Dykes is chief financial officer of BellSouth and has served in various positions with BellSouth since 1971. He was elected to the board of directors of Cingular Wireless Corporation in October 2000. Mr. Dykes is also a director of St. Joseph’s Hospital Atlanta.

Mark L. Feidler, Class B Director, Cingular Wireless Corporation. Mark Feidler is chief operating officer for BellSouth Corporation and has served in various positions with BellSouth and Cingular since 1991. From 2001 through 2003, he served as the chief operating officer of Cingular. He was elected to the board

CINGULAR WIRELESS LLC

PART III

Item 10.	Directors and Executive Officers of the Registrant

of directors of Cingular Wireless Corporation in June 2004. Mr. Feidler is also a director of the Schenck School, Great Schools Atlanta and the Center for Puppetry Arts.

Richard G. Lindner, Class B Director, Cingular Wireless Corporation. Richard Lindner is the senior executive vice president and chief financial officer of SBC, and has served as chief financial officer of Cingular, and as senior vice president and chief operating officer of SBC Wireless. Prior to October 1999, he served as president and chief executive officer of Southwestern Bell Wireless, where he was in charge of all wireless operations in five states. Mr. Lindner held a variety of senior management positions since joining SBC in 1986, including vice president and chief financial officer for Southwestern Bell Telephone Company in 1996. He was elected to the board of directors of Cingular Wireless Corporation in June 2004. Mr. Lindner is also a director of Sabre Holdings Corporation.

Randall L. Stephenson, Class B Director, Cingular Wireless Corporation. Randall Stephenson is chief operating officer of SBC and has served SBC in high level managerial positions for more than the past five years. He was elected to the board of directors of Cingular Wireless Corporation in July 2001 and served as its Chairman of the Board from February 2003 to June 2004.

Rayford Wilkins, Jr., Class B Director, Cingular Wireless Corporation. Rayford Wilkins is group president — International, Yellow Pages and Sterling Commerce and has served SBC and its predecessors in various capacities since 1974. He was elected to the board of directors of Cingular Wireless Corporation in November 2002. He also serves on the board of directors of H&R Block, Inc.

Audit Committee Financial Experts. We have an audit committee comprised of Messrs. Dykes and Lindner. The board of directors of Cingular Wireless Corporation, our Manager, has determined that both audit committee members qualify as audit committee financial experts under the Sarbanes-Oxley Act of 2002 and the rules of the Securities and Exchange Commission. Because of their affiliations with BellSouth and SBC, respectively, they are not independent of management.

Executive Officers

Executive officers are elected by the board of directors of our manager and serve until their successors have been duly elected and qualified or until their resignation or removal. Our executive officers also constitute the executive officers of our Manager, each holding the same office with both entities.

Stanley T. Sigman, President and Chief Executive Officer. Stanley Sigman was elected to the board of directors of our Manager in October 2000 and resigned that position and became our President and Chief Executive Officer in November 2002. Previously, he had served as group president and chief operating officer of SBC from April 2001 until November 2002. Prior to that, he was president and chief executive officer of Southwestern Bell Telephone Company and served as group president of SBC National Operations since 1999.

Ralph de la Vega, Chief Operating Officer. Ralph de la Vega came to Cingular from BellSouth, where he most recently served as President — BellSouth Latin America from 2002 to 2003. Prior to that, he was BellSouth’s President of Broadband and Internet Services from 2000 to 2001. Mr. de la Vega came to BellSouth in 1974.

Peter A. Ritcher, Chief Financial Officer. Peter Ritcher came to Cingular from SBC Communications, Inc., where he was vice president-corporate finance, responsible for all financial planning and wireline financial operations from November 2001 to May 2004. Previously from September 2000 to November 2001, he served as vice president and controller with responsibility for all financial reporting, accounting policy, financial operations, regulatory finance and credit and collections for SBC. He joined SBC Communications Inc. in 1987 and has served in numerous financial positions with it and its subsidiaries.

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

Rickford D. Bradley, Executive Vice President — Human Resources. Rickford Bradley came to Cingular from SBC Telecommunications, Inc., where he served as president of interconnection services from 1999 to 2001. He has held a variety of senior and executive positions in sales, network services and corporate development. He also served as president of public communications in 1999 for SBC. Prior to SBC’s merger with Pacific Telesis in 1997, Mr. Bradley served as vice president and general manager of operator services at Pacific Bell.

Joaquin R. Carbonell III, Executive Vice President and General Counsel. Joaquin Carbonell came to Cingular from BellSouth Enterprises, Inc., where he served as vice president and group counsel and was responsible for the legal operations of wireless services since 1997. Prior to that, he held positions as president of BellSouth International for Latin America from 1992 to 1994 and then as president of BellSouth Europe from 1994 to 1997, overseeing operations in those regions. He joined BellSouth in 1980 as an attorney with the Southern Bell Telephone & Telegraph Company.

Sean P. Foley, Executive Vice President — Treasury/Corporate Development. Sean Foley came to Cingular in 2000 from U S WEST, where he was senior vice president — treasurer from 1998 to 2000. In that role he was responsible for all financing activities, as well as asset strategy.

William W. Hague, Executive Vice President — International. William Hague came to Cingular in 2004 from AT&T Wireless, where he served as executive vice president for international roaming and strategy since 2002. He has also served as executive vice president for corporate strategy and acquisitions from 1995 to 2002, where he was responsible for all that company’s merger and acquisition work, joint ventures and roaming arrangements. Mr. Hague came to AT&T Wireless from McCaw Communications in 1995.

Gregory T. Hall, Vice President and Controller. Gregory Hall came to Cingular from SBC Wireless, Inc., where he served as vice president and chief financial officer from October 1999 until the formation of Cingular. He joined SBC in 1984 and has served in numerous financial and corporate development positions with it and its subsidiaries.

Paul R. Roth, Executive Vice President — External Affairs and Public Relations. Paul Roth came to Cingular in 2004 from SBC Communications, Inc., where he was president of SBC’s Midwest consumer business since December 2002, responsible for all consumer markets sales and service. Previously, from March 2001 to November 2001, he served as president and chief executive officer of Prodigy Communications Corporation. Mr. Roth has held a variety of sales and marketing positions since joining Southwestern Bell Wireless in 1986.

Carol L. Tacker, Vice President and Assistant General Counsel, Corporate Secretary and Chief Compliance Officer. Carol Tacker came to Cingular from SBC Wireless where she served as vice president — general counsel since 1996. Prior to that, Ms. Tacker served in several positions of increasing responsibility, including general attorney of Southwestern Bell Yellow Pages and general attorney of Southwestern Bell Mobile Systems. Ms. Tacker joined SBC in 1984 as an attorney with Southwestern Bell Telephone Company.

There are no family relationships among any of the above-named directors of our Manager or executive officers or any arrangement or understanding between any of these directors and executive officers and any

CINGULAR WIRELESS LLC

PART III

Item 10.	Directors and Executive Officers of the Registrant

other person pursuant to which any such director or officer was selected. See Item 13, “Certain Relationships and Related Transactions — Stockholders’ Agreement” for more information regarding the agreement between the stockholders of our Manager with respect to the election of the directors of our Manager.

Item 11.	Executive Compensation

General

Other than Mr. Arroyo, the executive officers whose compensation is described in this section (the named executive officers) came to us from SBC or BellSouth. All of our named executive officers, except for Mr. Ritcher as described below, participate in our benefit plans. In addition, the named executive officers, other than Mr. Arroyo, have and will continue to have interests in selected compensation and benefit plans of SBC or BellSouth in which they participated prior to the time they became our employees or in connection with joining us. As such, all executive compensation paid by us, SBC or BellSouth to our named executive officers is included beginning the year they become officers of our company. Mr. Sigman became President and CEO in November 2002. Mr. de la Vega became Chief Operating Officer in December 2003. Messrs. Arroyo and Carbonell became named executive officers prior to 2002.

In May 2004, Mr. Ritcher was elected, and since then has served exclusively, as our Chief Financial Officer; however, he remains an employee of SBC. Mr. Ritcher’s compensation will be determined and paid by SBC, giving consideration to advice and consultation from us, and he will continue to be eligible for participation in all employee benefit plans, policies, programs and arrangements of which SBC is a participating employer. In lieu of the SBC short-term and long-term compensation plan awards, SBC will pay short-term and long-term compensation amounts consistent with what we provide to similarly situated employees. We will reimburse SBC for all internal and external costs and expenses incurred by SBC that are associated with the provision of services by Mr. Ritcher to or on behalf of us, including (i) all compensation costs, except for long-term compensation grants prior to May 16, 2004; (ii) all associated taxes; (iii) all benefit plan expenses; (iv) all business expenses incurred; (v) all relocation costs and expenses; and (vi) all internal and external expenses incurred by SBC for related administration of this arrangement.

Nominating and Compensation Committee, Committee Interlocks and Insider Participation

Executive compensation is established by our Manager through action of its board of directors. All of the directors of our Manager are executive officers of SBC or BellSouth. In 2004, the board of directors established the Nominating and Compensation Committee, with one member from each of SBC and BellSouth. None of the directors of our Manager is compensated by us or our Manager, nor do any of them have any material financial or business transactions or relationships with, or any indebtedness to, us or our Manager. During 2004, none of our executive officers served on the compensation committee (or equivalent), or the board of directors, of another entity whose executive officer(s) served on our Board of Directors or our Nominating and Compensation Committee.

Components of Compensation

There are three primary components of the compensation structure for the senior management team: salary; a short-term incentive award paid in cash; and a long-term incentive award. The values of the short-term and long-term incentive awards depend largely on the degree of success in attaining company performance objectives.

CINGULAR WIRELESS LLC

PART III

Item 11.	Executive Compensation

Salary. Our executive salary structure is intended to be competitive with the external market. We evaluate this structure by comparing it to a group of similar sized companies in wireless communications, telecommunications and other general industries. The salaries earned by the named executives for 2004 are shown in the “Salary” column of the Summary Compensation Table.

Short-Term Incentive Award. The executive group is eligible to receive annual cash payments under the Cingular Executive Short-Term Incentive Plan. For 2004, the awards were based upon performance as measured against pre-established performance objectives, as well as individual contributions to the success of the business. Awards can range from zero to a pre-established maximum performance percentage times a target amount. The short-term incentive payments awarded to each of the named executive officers for 2004 are shown under the “Bonus” column of the Summary Compensation Table.

Long-Term Incentive Award. We provide long-term incentives under the Cingular Long-Term Compensation Plan. These long-term incentives may include performance units, stock appreciation units and restricted stock units payable in cash and/or options to purchase common stock of SBC or BellSouth. SBC and BellSouth have stated that they do not intend to grant stock options or awards to our officers or employees in the future and that our officers and employees will no longer participate in their long-term incentive plans, except to the extent of future payments for past performance periods and grants. Long-term compensation awards for 2004, as described in the table below consisted of the grant date value of SBC restricted stock units and BellSouth restricted stock units awarded by us to each named executive officer, which are valued using the respective closing stock prices on April 1, 2004. Additionally, a targeted number of performance units were granted to each named executive officer in 2004. See “Long-Term Compensation Plans” for additional details. Payout amounts reflected in the “LTIP Payouts” column of the Summary Compensation Table were paid from the respective predecessor companies’ long-term incentive plans.

                  Summary Compensation Table

					Long-term Compensation

					Awards		Payouts
	Annual Compensation
					Restricted	Securities
				Other Annual	Stock	Underlying	LTIP	All Other
		Salary	Bonus(A)	Compensation	Award(s)	Options/SAUs	Payouts	Compensation
Name and Principal Position	Year	($)	($)	(B)($)	(C)($)	(#)	($)	(D)($)

Stanley T. Sigman	2004	$967,692	$1,323,750	$760,001	$1,704,581	—	$863,528	$195,997
President/CEO	2003	900,000	1,876,000	686,565	—	322,889	567,521	130,608
	2002	900,000	1,081,000	179,483	5,000,000	301,743	239,076	180,968
Ralph de la Vega	2004	495,192	750,000	14,983	767,076	—	—	61,707
Chief Operating Officer	2003	410,319	716,000	11,212	2,855,646	122,624	—	36,211
Peter A. Ritcher(E)	2004	347,507	363,105	45,980	129,559	6,414	69,412	91,194
Chief Financial Officer
F. Thaddeus Arroyo	2004	363,692	454,900	8,819	254,632	—	—	6,150
Chief Information Officer	2003	346,500	332,250	7,590	—	47,542	—	10,368
	2002	333,769	303,800	109,051	—	—	—	12,701
Joaquin R. Carbonell III	2004	341,977	343,500	7,064	270,012	—	—	52,521
Executive Vice President	2003	314,277	286,000	74,927	—	50,413	—	129,845
and General Counsel	2002	292,277	102,500	1,773	—	—	—	50,305

(A)	The 2004 amounts were earned under the Cingular Executive Short-Term Incentive Plan. Mr. Ritcher’s amount also includes $89,925 earned under the comparable SBC plan prior to becoming our Chief Financial Officer. The amounts reported in all years for Mr. Sigman include an incentive payment of $160,000 paid by us in connection with his employment agreement and

CINGULAR WIRELESS LLC

PART III

Item 11.	Executive Compensation

$825,000 paid by SBC in 2002 under their applicable short-term incentive plan. Mr. de la Vega’s 2003 amount was earned under the comparable BellSouth executive short-term incentive plan. The amounts reported for Mr. Arroyo include special bonuses of $100,000, $42,000 ($150,000 less gross-ups paid on his 2002 bonus) and $200,000 for 2004, 2003 and 2002, respectively, as part of his employment agreement.

(B)	The amount reported for Mr. Sigman for 2004 includes $410,160 for tax reimbursements, $73,556 for payment of dividend equivalents on long-term performance shares and $276,285 for perquisites, including $246,989 for the personal use of corporate aircraft. We require that Mr. Sigman use the company aircraft for all travel. The 2004 amount disclosed for personal use of corporate aircraft is based on the incremental cost to us of such use. No other named executive officer had perquisites and other personal benefits that, in the aggregate, exceeded reporting thresholds with respect to the applicable year. The amount reported for Mr. Ritcher for 2004 includes $12,844 for tax reimbursements and $33,136 for payment of dividend equivalents on long-term performance shares. The amounts shown for Messrs. de la Vega, Arroyo and Carbonell represent tax reimbursements.

(C)	This item shows the grant date value of SBC restricted stock units and BellSouth restricted stock units awarded by us to each named executive officer. These restricted stock units will vest in full on March 1, 2007 and will be payable in cash based on the relative value of the referenced stock based on the average of the closing stock prices for the last 10 trading days of February 2007. At December 31, 2004, the aggregate numbers and values of all unvested restricted stock units held by each named executive officer were as follows:

	Number of	Number of	Value at
	SBC	BellSouth	December 31,
	Units	Units	2004

Stanley T. Sigman	147,983	103,987	$6,703,321
Ralph de la Vega	73,051	83,866	$4,213,160
Peter A. Ritcher	2,620	2,350	$132,824
F. Thaddeus Arroyo	5,150	4,618	$261,050
Joaquin R. Carbonell III	5,461	4,897	$276,818

These values are based on the closing prices of $25.77 and $27.79 of SBC and BellSouth common stock, respectively, on December 31, 2004. Dividend equivalents will be paid annually at the same rates as the dividend rate received by all SBC and BellSouth shareholders, respectively. The number of units held by Mr. de la Vega includes 34,618 shares of BellSouth restricted stock awarded to him by BellSouth prior to becoming our Chief Operating Officer.

(D)	Included in this category for 2004 are amounts for Messrs. Sigman, de la Vega, Ritcher, Arroyo and Carbonell for: (a) above-market interest on voluntary salary deferrals under nonqualified deferred compensation plans of $60,742, $11,771, $377, $0 and $19,223, respectively; (b) employer matching contributions made to certain employee benefit plans of $132,459, $49,936, $16,196, $6,150 and $30,720, respectively, and (c) life insurance premiums paid by the Company of $2,796, $0, $829, $0 and $2,578, respectively. The 2004 amount reported for Mr. Ritcher also includes a relocation payment of $73,792.

(E)	All amounts paid by SBC, as described in “— General”.

Grants of Stock Options

The following table contains information concerning the grants of stock options to Mr. Ritcher by SBC during 2004. No other named executive officers were granted options in 2004. SBC utilized the Black-

CINGULAR WIRELESS LLC

PART III

Item 11.	Executive Compensation

Scholes option pricing model to develop the theoretical values set forth under the “Grant Date Present Value” column. The named executive officer realizes value from the stock appreciation units and stock options only to the extent that the price of the underlying stock on the date the officer exercises the options exceeds the price of the stock on the grant date. Consequently, there is no assurance the value realized by an officer will be at or near the value estimated below.

Option Grants in 2004

Individual Grants

Number of
	Securities		% of Total
	Underlying		Options			Grant Date
	Options		Granted to	Exercise or		Present
	Granted		Employees in	Base Price	Expiration	Value
Name	(#)		Fiscal Year(A)	($/Share)	Date	($)

Peter A. Ritcher	4,381	(B)	0.12%	$26.46	1/31/2014	$19,167	(C)
	2,033	(D)	0.06%	23.74	5/30/2014	7,634	(E)

(A)	Percentage is based on total options granted to SBC employees in 2004.

(B)	Nonqualified stock options were granted to Mr. Ritcher prior to his election as our Chief Financial Officer. These options, which have an exercise price equal to the fair market value of SBC common stock on the date of grant, vest over a three-year period, with one-third of the options vesting on each anniversary date of the grant.

(C)	This value was determined using a standard application of the Black-Scholes option pricing methodology using the following assumptions: volatility of 23.91%, expected annual dividend yield of 4.72% and a risk-free rate of return of 3.92%, based on the options being outstanding for a 7-year term

(D)	Nonqualified stock options were granted to Mr. Ritcher under a stock purchase plan where middle level and above managers received options based on the number of SBC shares they purchased. These options, which have an exercise price equal to the fair market value of SBC common stock on the date of grant, vest immediately and are exercisable one year from the date of grant.

(E)	This value was determined using a standard application of the Black-Scholes option pricing methodology using the following assumptions: volatility of 23.66%, expected annual dividend yield of 5.27% and a risk-free rate of return of 4.50%, based on the options being outstanding for a 7-year term.

Option/ SAU Exercises and Holdings

The following table provides information for the named executive officers regarding exercises of SBC and BellSouth options during 2004. Additionally, the table provides the values of unexercised options and stock

CINGULAR WIRELESS LLC

PART III

Item 11.	Executive Compensation

appreciation units (SAUs) held on December 31, 2004 that are based on the fair market value of the shares of common stock of SBC and BellSouth. No SAUs were exercised during 2004.

Aggregated Option/ SAU Exercises in 2004

and Fiscal Year End Option/ SAU Values

			Number of Securities Underlying		Value of Unexercised
			Unexercised Options/SAUs at		In-the-Money Options/SAUs
	Shares	Value	Fiscal Year-End (#)		at FY-End ($)(A)
	Acquired on	Realized
Name	Exercise (#)	($)	Exercisable(B)	Unexercisable(C)	Exercisable(B)	Unexercisable(C)

Stanley T. Sigman	—	$—	967,219	308,710	$6,948	$1,519,711
Ralph de la Vega	10,000	130,602	241,851	278,600	209,711	729,368
Peter A. Ritcher	10,640	46,966	98,484	29,291	27,268	24,394
F. Thaddeus Arroyo	—	—	65,000	47,542	—	233,299
Joaquin R. Carbonell III	110,400	851,625	175,356	50,413	110,774	247,388

(A)	“Value of Unexercised In-the-Money Options” figures are based on the year-end December 31, 2004, SBC common stock price of $25.77 and the average of the high and low price of $27.90 of BellSouth common stock on December 31, 2004.

(B)	Represents SBC or BellSouth stock options.

(C)	Represents SBC or BellSouth stock appreciation units to be settled in cash, except for amounts related to Mssrs. de la Vega and Ritcher, which represent unexercised BellSouth and SBC stock options, respectively.

Long-Term Compensation Plans

The following table lists the performance units granted in 2004 to the named executive officers under the 2004 Cingular Long-Term Compensation Plan (the LTCP Plan). The LTCP Plan provides for incentive compensation based upon the achievement of certain performance objectives over performance periods that are two years or longer. For 2004, a targeted number of performance units, valued at $50 each, were granted to certain employees, including the named executive officers. The determination of the actual award earned is based on the achievement of certain company objectives regarding revenue growth and return on capital during the three-year performance period from 2004-2006. The actual number of performance units that can be earned at the end of the performance period ranges from 0 percent to 150 percent of a participant’s performance unit award.

Long-Term Incentive Plans — Awards in Last Fiscal Year

		Performance
	Number of	or Other	Estimated Future Payouts
	Shares, Units	Period Until	Under Non-Stock Price-Based Plans
	or Other	Maturation or
Name	Rights	Payout	Threshold	Target	Maximum

Stanley T. Sigman	66,600	2004-2006	$—	$3,330,000	$4,995,000
Ralph de la Vega	29,970	2004-2006	—	1,498,500	2,247,750
Peter A. Ritcher(A)	5,062	2004-2006	—	253,100	379,650
F. Thaddeus Arroyo	9,949	2004-2006	—	497,450	746,175
Joaquin R. Carbonell III	10,550	2004-2006	—	527,500	791,250

CINGULAR WIRELESS LLC

PART III

Item 11.	Executive Compensation

(A)	Represents the equivalent number and value of performance units awarded to Mr. Ritcher, to be paid by SBC, pursuant to his compensation arrangement described previously in “— General”. During 2004, Mr. Ritcher was also granted 19,084 performance shares by SBC. Each performance share is equivalent in value to one share of SBC common stock. At the end of the three-year performance period, a percentage of the performance shares earned is converted 50% into cash and 50% into SBC common stock. The number of performance shares earned is dependent upon the achievement of a performance objective based on return on invested capital. Each level of achievement of a performance objective is assigned a payout percentage ranging from 0 percent to 150 percent with higher percentages reflecting greater performance achievement. Achievement of the target objective results in a 100% payout percentage.

Pension and Other Retirement Benefits

We sponsor noncontributory pension plans that cover almost all of our employees. The largest of these plans is the Cingular Wireless Pension Plan, which covers the named executive officers, except for Mr. Ritcher, and other employees. Participants in the Cingular Wireless Pension Plan are generally entitled to receive the greater of two pension benefits: the Cash Balance Benefit or a grandfather benefit based on prior plan formulae. The grandfather benefit for former SBC employees was frozen as of May 31, 2002. The grandfather benefit for former BellSouth employees will be frozen effective December 31, 2005. A participant’s Cash Balance Benefit is equal to the balance in the participant’s cash balance account, which is made up of (a) an opening account balance as of contribution to us at our formation; and (b) monthly transition credits resulting from their respective cash balance conversions ending on May 31, 2002 for former SBC employees and December 31, 2006 for former BellSouth employees; (c) subsequent monthly basic benefit credits equal to 5% of the participant’s compensation (generally, base pay, commissions and group incentive awards, but not individual awards); and (d) monthly interest credits on the participant’s cash balance account. The interest rate for cash balance credits is equal to the published average annual yield for the 30-year Treasury Bond, reset quarterly as of the middle of the preceding quarter. All benefits under the Cingular Wireless Pension Plan are subject to Internal Revenue Code limitations on pay used to calculate pensions.

Certain executives are also eligible for nonqualified pension benefits from us, SBC or BellSouth. These nonqualified benefits are generally offset by benefits earned under each of the qualified pension plans. The nonqualified pension plans applicable for the named executives are described below:

SBC offers nonqualified pension plans for officers, including Messrs. Sigman and Ritcher, and certain senior managers, which are neither funded by nor a part of any other qualified pension plan of SBC. As a result of changes in the tax laws, the original plan, known as the Supplemental Retirement Income Plan (SBC SRIP) was frozen effective December 31, 2004; future benefits are earned under the 2005 Supplemental Employee Retirement Plan (SBC SERP). Separate distribution elections (annuity or lump sum) are made by the participants for benefits accrued before 2005 (under the SBC SRIP) and for benefits accrued on and after 2005 (under the SBC SERP). Elections for the portion of the pension that accrues on and after 2005, however, must be made when the officer first participates in the Plan. Under the nonqualified pension plans, a target annual retirement benefit is established for officers and certain senior managers, stated as a percentage of their annual salaries and annual incentive bonuses averaged over a 36-month period out of their final 120-month period of service. The percentage is increased by .715% for each year of actual service in excess of, or decreased by 1.43% for each year of actual service below, 30 years of service. Benefits are not offset by Social Security benefits.

CINGULAR WIRELESS LLC

PART III

Item 11.	Executive Compensation

BellSouth offers a nonqualified pension plan, known as the BellSouth Supplemental Executive Retirement Plan (BLS SERP), for officers, including Messrs. de la Vega and Carbonell and certain senior managers, which is neither funded by nor a part of any other qualified pension plan of BellSouth. The plan benefit is based on years of service and is stated as a percentage of compensation averaged over a five-year period preceding retirement. Service accrual rates are based on years of service as follows: 2% per year up to 20 years; 1.5% per year from 20 to 30 years; and, 1% for years in excess of 30. Benefits under the BLS SERP formula are payable annually for life. Benefits are offset by a Social Security Primary Insurance Benefit payable at age 65.

The table below shows the estimated annual pension annuity benefits payable from the combined qualified and nonqualified pension plans based on years of service and average annual compensation:

Pension Plan Table

($000)

		Years of Service
Covered
Compensation	Plan	10	15	20	25	30	35	40

$500	BLS SERP	$78	$128	$178	$216	$253	$278	$303
	SBC SERP/SRIP (55%)	132	168	204	239	275	293	311
	SBC SERP/SRIP (65%)	182	218	254	289	325	343	361
750	BLS SERP	128	203	278	334	391	428	466
	SBC SERP/SRIP (55%)	198	252	305	359	413	439	466
	SBC SERP/SRIP (65%)	273	327	380	434	488	514	541
1,000	BLS SERP	178	278	378	453	528	578	628
	SBC SERP/SRIP (55%)	264	336	407	479	550	586	622
	SBC SERP/SRIP (65%)	364	436	507	579	650	686	722
1,250	BLS SERP	228	353	478	572	666	728	791
	SBC SERP/SRIP (55%)	330	419	509	598	688	732	777
	SBC SERP/SRIP (65%)	455	544	634	723	813	857	902
1,500	BLS SERP	278	428	578	691	803	878	953
	SBC SERP/SRIP (55%)	396	503	611	718	825	879	932
	SBC SERP/SRIP (65%)	546	653	761	868	975	1,029	1,082
1,750	BLS SERP	328	503	678	809	941	1,028	1,116
	SBC SERP/SRIP (55%)	462	587	712	837	963	1,025	1,088
	SBC SERP/SRIP (65%)	637	762	887	1,012	1,138	1,200	1,263
2,000	BLS SERP	378	578	778	928	1,078	1,178	1,278
	SBC SERP/SRIP (55%)	528	671	814	957	1,100	1,172	1,243
	SBC SERP/SRIP (65%)	728	871	1,014	1,157	1,300	1,372	1,443
2,500	BLS SERP	478	728	978	1,166	1,353	1,478	1,603
	SBC SERP/SRIP (55%)	660	839	1,018	1,196	1,375	1,464	1,554
	SBC SERP/SRIP (65%)	910	1,089	1,268	1,446	1,625	1,714	1,804
3,000	BLS SERP	578	878	1,178	1,403	1,628	1,778	1,928
	SBC SERP/SRIP (55%)	792	1,007	1,221	1,436	1,650	1,757	1,865
	SBC SERP/SRIP (65%)	1,092	1,307	1,521	1,736	1,950	2,057	2,165

CINGULAR WIRELESS LLC

PART III

Item 11.	Executive Compensation

The table below presents the following information for each named executive officer: applicable SERP/ SRIP; average annual compensation as of December 31, 2004 based on the terms of the applicable SERP/ SRIP; and completed years of service as of December 31, 2004. Since the covered compensation is based on the provisions of the applicable nonqualified plan, the amount below will differ from the salary and bonus amounts set forth in the Summary Compensation Table.

		Covered
		Compensation	Years of
Name	Plan	($000)	Service

Stanley T. Sigman	SBC SERP/SRIP (65% target)	$2,259.3	39
Ralph de la Vega	BLS SERP	680.2	30
F. Thaddeus Arroyo	N/A	205.0	3
Peter A. Ritcher	SBC SERP/SRIP (55% target)	519.0	17
Joaquin R. Carbonell III	BLS SERP	489.0	24

Mr. Arroyo is not a participant in a nonqualified pension plan. Based on three years of service as of December 31, 2004, Mr. Arroyo’s annual pension benefit, based on a retirement date of December 31, 2004, commencing at age 65 from the Cingular Wireless Pension Plan, is $14,646.

Agreements with Management

Stanley T. Sigman. In connection with his election as President and Chief Executive Officer of the Company, Mr. Sigman and Cingular agreed to the compensation arrangement summarized below:

•	base pay of not less than $900,000 per year;

•	short-term award target of not less than $1,144,000 per year, which shall be paid subject to achievement of performance criteria;

•	long-term award target of not less than $5,000,000 per year, which shall be paid subject to achievement of performance criteria of the LTCP Plan;

•	a retention benefit valued on date of grant at $5,000,000 and payable in cash, unless terminated for cause or by retirement or resignation, at the end of three years (subject to accelerated vesting in the case of death, permanent disability or termination by us other than for cause), in an amount giving effect to the weighted (at 60/40) stock price performance of, and dividends on, SBC and BellSouth common stock over the vesting period;

•	annual incentive cash payments on November 24, 2002, 2003 and 2004 of $160,000 if then employed by us;

•	enhanced pension benefits to be accrued under the SBC SRIP; and

•	Georgia and federal income tax gross-ups on designated compensation payments.

Thaddeus Arroyo. Pursuant to a retention and separation payment agreement, we have agreed to pay Mr. Arroyo:

•	a one-time retention payment of $400,000 if Mr. Arroyo remains employed with us with a satisfactory performance rating through September 2006 (with a pro-rated amount payable if his employment terminates prior to September 2006 due to death, permanent disability or involuntary termination, other than for cause);

•	a separation payment of one times salary plus standard bonus, payable if involuntarily terminated, other than for cause; and

•	payment of a pro-rated bonus for the year of termination based upon actual company results and payable at the normal bonus payment date, unless involuntarily terminated for cause.

CINGULAR WIRELESS LLC

PART III

Item 11.	Executive Compensation

In February 2005, Mr. Arroyo entered into a separate retention agreement with us, whereby we agreed to pay Mr. Arroyo $150,000 if he remains employed with us with a satisfactory performance rating through September 2007 (with a pro-rated amount payable if his employment terminates prior to September 2007 due to death, permanent disability or involuntary termination, other than for cause).

Ralph de la Vega. In connection with his joining our company, Mr. de la Vega and we agreed to the compensation package summarized below:

•	2004 base pay of $500,000;

•	2004 short-term award target of $500,000;

•	2004 long-term award target of $2,250,000; and

•	a retention benefit valued on the date of grant at $2,500,000 in the form of restricted stock units which shall vest 100% on December 31, 2006, giving effect to the weighted (at 60/40) average stock price performance of, and dividends on, SBC and BellSouth common stock over the vesting period.

In addition, Mr. de la Vega and BellSouth entered into a transition agreement providing certain retention incentives and making modifications to certain benefits to which he was entitled as a BellSouth executive officer. The agreement provides for:

•	the payment by BellSouth to him of two times base pay in effect on the date of termination from us plus two times the standard bonus award for the year in which the termination occurs, if we initiate termination other than for cause, or if Mr. de la Vega initiates termination from us for good reason and BellSouth does not offer him a comparable position at BellSouth to which to return; and

•	continued participation in the BellSouth SERP. BellSouth will continue to accrue benefits under the SERP recognizing service and compensation attributable to the period of service with us.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SBC and BellSouth, through their respective wholly-owned subsidiaries, own approximately 60% and 40% ownership interests in us, and Cingular Wireless Corporation, our Manager, owns a de minimis ownership interest in us. Our directors and officers do not own any interest in us.

Item 13.	Certain Relationships and Related Transactions

We have provided below a summary of the significant agreements that we have executed with SBC or BellSouth, or one of their respective subsidiaries, or that relate to our formation. These descriptions are not complete and only summarize the material terms of the agreements.

Our Limited Liability Company Agreement

Our limited liability company agreement governs our management and operations. Its parties are certain SBC and BellSouth entities and our Manager. Their economic interests in us are represented by units.

Our Manager has two authorized classes of common stock:

•	Class A common stock, par value $0.01 per share, which entitles the holder to one vote per share and generally has voting rights identical to those of holders of Class B common stock, except for the low-vote structure and the differences in the right to vote for directors described below; and

CINGULAR WIRELESS LLC

PART III

Item 13.	Certain Relationships and Related Transactions

•	Class B common stock, par value $0.01 per share, which entitles its holder to ten votes for each underlying unit in us.

Of the two outstanding shares of Class B common stock, one share is held by SBC and the other share is held by BellSouth. Our Manager also has six billion shares of Class A common stock authorized, none of which are currently outstanding. In addition, our Manager has one billion authorized shares of preferred stock, issuable in one or more series. However, no shares are currently outstanding.

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

Our Management. Our management is vested in Cingular Wireless Corporation, whose powers are established by the terms of its amended and restated certificate of incorporation, which we refer to as the “Manager’s charter”. As our Manager, that corporation has control over all of our affairs and decision-making. The same persons are officers of both us and our Manager, but our Manager has no employees of its own. Operational and administrative decisions and the day-to-day management of our affairs are accomplished at Cingular and at the various operating entities that we own. Substantially all important decisions must be approved by the Manager’s strategic review committee, which is currently comprised of all of its Class B directors. At all times, as long as any shares of Class B common stock remain outstanding, the Class B common stockholders will be entitled to control the Manager’s board of directors, even if only one of SBC or BellSouth holds Class B common stock. Substantially all important decisions made by our Manager are subject to the affirmative vote of at least two-thirds of the strategic review committee of its board of directors. These decisions include approval of a business plan, appointment of executive officers, capital calls, declaration of dividends, purchases of new technology, public stock offerings, changes to the Manager’s certificate of incorporation and by-laws and many others. SBC and BellSouth each may elect three members to the board of directors so long as each remains a holder of Class B common stock of the Manager and holds 10% or more of the sum of:

(1) the total number of our units outstanding (excluding units owned by our Manager); and

(2) shares of our Manager’s Class A and Class B common stock outstanding (excluding any treasury shares).

Deadlocks between the Class B directors of SBC and those of BellSouth will be resolved by the chief executive officers of SBC and BellSouth. In the event of an underwritten public offering of shares of Class A common stock, our Manager’s board will appoint one Class A director as an additional member of the strategic review committee. SBC and BellSouth have agreed in a stockholders’ agreement to vote their Class B common stock in favor of any matter approved by the strategic review committee.

Scope of our Business. The limited liability company agreement and our Manager’s charter generally limit our business to the provision in the 50 U.S. states, the District of Columbia, the U.S. Virgin Islands, the Commonwealth of Puerto Rico and 13 Caribbean countries of mobile wireless voice and data services that use licensed radio frequencies for the provision of cellular service, PCS service, wireless data service, satellite services and related services. In Puerto Rico and the U.S. Virgin Islands, we may also conduct paging services.

Network Preferences. When we or our subsidiaries require network services of wireline carriers to provide service in the incumbent service territories of SBC and BellSouth, we and our subsidiaries must use their

CINGULAR WIRELESS LLC

PART III

Item 13.	Certain Relationships and Related Transactions

network services, except where we and our subsidiaries would be materially disadvantaged to do so and then must use such network services to the maximum extent possible without being disadvantaged. For purposes of the limited liability company agreement, the incumbent service territory of SBC consists of the states of California, Nevada, Connecticut, Texas, Missouri, Arkansas, Oklahoma, Kansas, Illinois, Indiana, Ohio, Michigan and Wisconsin, and the incumbent service territory of BellSouth consists of the states of Georgia, Florida, South Carolina, North Carolina, Alabama, Mississippi, Kentucky, Louisiana and Tennessee.

In addition, SBC and BellSouth may not market or sell mobile wireless products and/or services other than ours. However, this prohibition does not prevent them from:

•	continuing to market and sell wireless services other than ours to customers who were joint billing customers as of October 2, 2000;

•	allowing our competitors to bundle and sell SBC’s and BellSouth’s products and services together with such competitors’ wireless services;

•	marketing and selling fixed wireless voice and data products other than ours; and

•	marketing and selling wireless services other than ours in geographic areas designated by the FCC, which include the entire U.S., except for PCS service offered in the Gulf of Mexico, in which:

•	neither we nor our subsidiaries provide wireless services pursuant to FCC licenses; or

•	Salmon PCS does not provide wireless services pursuant to FCC licenses.

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

Change of Control. If a company with a mobile wireless business acquires control of SBC or BellSouth and a regulatory conflict results, that company must dispose of any resulting overlapping properties, which may include its interest in us, and we would have no obligation to make a disposition of any of our properties or to take any other action to eliminate any resulting overlaps or regulatory conflicts. A change of control, (as defined), of SBC or BellSouth would occur if any person becomes the beneficial owner of voting securities of that company resulting in the acquiring person having the power to cast at least 50% of the votes for the election of directors of that company.

Divestiture of Wireless Business. In general, SBC, BellSouth and their subsidiaries must divest any domestic mobile wireless businesses they own, other than wireless interests that, because of insubstantial economic or passive management interests, are considered de minimis.

Divestitures would be carried out as follows:

•	if SBC or BellSouth owns and controls a mobile wireless business and has the power to control its disposition, it would be required to offer the wireless business to us before selling to a third party.

CINGULAR WIRELESS LLC

PART III

Item 13.	Certain Relationships and Related Transactions

•	if SBC or BellSouth owns a mobile wireless business but cannot offer it to us because it cannot control its disposition, it would be required to dispose of the wireless business or reduce its ownership and/or management interest therein, such that the wireless business becomes a de minimis interest.

•	if the ownership of the mobile wireless business requires a disposition of licenses under applicable law that would be material to SBC or BellSouth, then that company may, but is not required to, sell the wireless business to us but may instead transfer all of its units and our Manager’s Class A common stock through a spin-off or split-off or sale to third parties in accordance with the procedures described under “Transfers of LLC Units and Common Stock” below.

Distributions. Except as described below, distributions by us require the consent of all of our members and no member is entitled to withdraw any portion of its capital account without the consent of the other members. We will make periodic distributions to our members on a pro rata basis in an amount equal to the greatest of each member’s taxes (calculated using the highest corporate marginal tax rate as if we were a corporation for U.S. federal, state and local income tax purposes) as a result of our operations due for the fiscal quarter for which estimated income tax payments are due, divided by the member’s percentage interests in us. In addition, we will distribute to our members at the end of a fiscal year, on a pro rata basis in accordance with each member’s percentage interest in us, an amount equal to the excess of the greater of:

•	50% of our “excess cash”; and

•	the greatest of each member’s taxes (calculated using the highest corporate marginal tax rate as if we were a corporation for U.S. federal, state and local income tax purposes) resulting from allocations of tax items from us for the preceding fiscal year, divided by the member’s percentage interest in us over the amount of tax distributions made with respect to that fiscal year.

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

Our Manager intends to reinvest any funds distributed in excess of those it needs to pay taxes. The limited liability company agreement does not provide a mechanism for additional capital contributions by our Manager, other than capital calls for pro rata contributions by all of our members. Accordingly, a reinvestment of distributions that our Manager receives from us in exchange for an increased interest in us will require the approval of all of our members, in addition to the approval of our Manager’s strategic review committee. See “Member Loans” below.

Exchange of LLC Units and Transfer and Conversion of Shares of Class B Common Stock. Each of our members may exchange any or all of its units for our Manager’s Class A common stock on a one-for-one

CINGULAR WIRELESS LLC

PART III

Item 13.	Certain Relationships and Related Transactions

basis. Our Manager is required to acquire a number of our units corresponding to any shares of Class A common stock it issues.

If either SBC or BellSouth wishes to transfer its shares of our Manager’s Class B common stock, except for permitted transfers described under “— Transfers of LLC Units and Common Stock” below, it is required to convert those shares of Class B common stock into shares of our Manager’s Class A common stock. Shares of Class B common stock may be converted into shares of Class A common stock at any time. If either SBC or BellSouth reduces its total ownership to less than 10% of the “total outstanding shares,” that party must convert its remaining shares of Class B common stock into Class A common stock, and it loses its Class B directors on our Manager’s board and strategic review committee. Because of the economic equivalence with units, the limited liability company agreement bases several of its provisions on the concept of “total outstanding shares,” which means the sum of the total number of shares of our Manager’s Class A and Class B common stock issued and outstanding and the total number of our units outstanding, excluding units owned by our Manager.

Transfers of LLC Units and Common Stock. The limited liability company agreement generally prohibits transfers of units or common stock of our Manager (collectively referred to as “securities”), except transfers with the consent of each member owning more than 10% of the total outstanding shares. However, there are several exceptions to this general rule for transfers by SBC and BellSouth, including:

•	transfers of our Manager’s Class A common stock in a broad public offering of Class A common stock underwritten on a firm commitment basis, including transfers in any offering;

•	each member may transfer our Manager’s Class A common stock or the stock of a company that owns units or the stock of a company that owns Class A common stock in our Manager in up to two spin-offs or split- offs. A “spin-off” would be a wide, SEC-registered distribution of units or Class A common stock of our Manager or of all of the equity securities of a subsidiary of a member that owns units or Class A common stock of our Manager to all of the common stockholders of a series or class of the member or its ultimate parent. In a “split-off”, each such common stockholder would be offered the right to exchange common stock of our members or their ultimate parent entities for our Manager’s Class A common stock or the stock of a subsidiary of the member that owns units or our Manager’s Class A common stock, which exchange offer would also be widely distributed and registered with the SEC. Spin-offs and split- offs can involve the sale of all or a portion of a member’s interest; and

•	a sale of all, but not less than all, of a member’s units and any of our Manager’s common stock to third parties, subject to, among other things, a right of first refusal and a requirement that the third-party or its ultimate parent become a party to the limited liability company agreement and the stockholders’ agreement in the place of the selling party. Upon any transfer of all of SBC’s or BellSouth’s units, the transferring member will have no continuing rights or obligations under the limited liability company agreement, but will remain bound by the terms of any ancillary operating agreements it entered into in accordance with the terms of those agreements.

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

CINGULAR WIRELESS LLC

PART III

Item 13.	Certain Relationships and Related Transactions

Incentive Plans. If our Manager issues any Class A common stock pursuant to any employee benefit plan of our Manager, we will issue one unit to our Manager for each share issued by it and we will receive the net proceeds for the shares that were received by our Manager.

Tower Transactions. We lease or pay a monthly fee for the maintenance of the tower or the use of the tower space on which many of our antennas are located, including the antennas, microwave dishes and other wireless equipment, together with the land surrounding the tower, instead of owning or controlling the tower. Before contributing their wireless properties to us, SBC and BellSouth each entered into separate transactions with different tower management companies to lease on a long-term basis many of their communications towers and related assets to SpectraSite Inc. (formerly SpectraSite Holdings, Inc.) in the case of SBC, and Crown Castle International, in the case of BellSouth. In connection with these transactions, SBC and BellSouth entered into master leases to sublease portions of their towers in exchange for a monthly rental or site maintenance payment and/or reserved antenna space on the towers. Crown Castle is generally required to build, manage, maintain and remarket, including to competitors, the remaining space on future towers on which our antennas will be located. With respect to the towers to be built in the markets where SpectraSite is managing sites, we plan to hire different tower companies to perform these functions. See Note 19 to our consolidated financial statements for more information on communications tower transactions with SBC and BellSouth.

Stockholders’ Agreement

There are six Class B directors of the Manager. Under a stockholders’ agreement, each of SBC and BellSouth has agreed to vote shares beneficially owned by it for:

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

In the event of the issuance of Class A common stock of our Manager, each of SBC and BellSouth shall be entitled to nominate one person to serve as an independent director. If there is an initial public offering of Class A common stock, Class A stockholders will be entitled to elect three independent directors. SBC, BellSouth and our Manager have agreed that one of the independent directors shall be nominated by SBC and one by BellSouth. Within 12 months following the closing of such offering, a third independent director will be nominated by our Manager’s board of directors. Our Manager, which is also a party to the agreement, has agreed that it will use its best efforts to cause the holders of Class A common stock to vote in favor of the nomination as independent directors on the board of the nominees of SBC and BellSouth. In addition, SBC and BellSouth have agreed that the chairman of our Manager’s board shall, for so long as SBC and BellSouth together hold at least 50% of the total voting power, other than for the election of directors, be elected from among the Class B directors nominated by SBC and BellSouth.

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

CINGULAR WIRELESS LLC

PART III

Item 13.	Certain Relationships and Related Transactions

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

The wireless agency agreements provide that the agents receive a commission from us for each new customer enrolled by the agent in its service territory, which varies depending on the average three-month churn rate. Where we, instead of the agents, provide handsets and other equipment, we only pay a commission. In addition, the fees may be different where we participate in the sales process. Furthermore, we pay residual compensation supplementing the commissions equal to a percentage rate multiplied by monthly charges to the customer from accessing and using our network, but only where a customer has completed a minimum of 180 days of service. Pursuant to the agency agreements, we paid $67 million for the year ended December 31, 2004.

Resale Agreements

We agreed to sell to SBC and BellSouth and their affiliates, as resellers, both existing and future wireless services and features providing access to our wireless systems or any wireless services to which we have access under roaming agreements. The resellers will resell those services to their customers, both

CINGULAR WIRELESS LLC

PART III

Item 13.	Certain Relationships and Related Transactions

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

Under the resale agreements, we charge the resellers a fixed monthly charge per wireless customer. In addition, the resellers also pay charges based on usage of our network and separate charges for roaming and a number of other services. Neither SBC nor BellSouth is acting as a reseller nor had any revenues from these agreements in 2004.

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

There were no significant payments under this agreement during the years ended December 31, 2003 and 2004.

As provided for in the Contribution and Formation Agreement between us, SBC and BellSouth, additional contributions of wireless operations and assets in certain markets were made during 2001. The contribution

CINGULAR WIRELESS LLC

PART III

Item 13.	Certain Relationships and Related Transactions

by SBC of wireless operations and assets in the Arkansas markets, or an equivalent amount in cash if such assets are not contributed, was still pending as of December 31, 2004. Until such time as the contribution is made, we continue to manage the properties for a fee. Fees received for managing the Arkansas markets for the year ended December 31, 2004 were $40 million.

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

Interconnection and Long Distance Agreements

We are also a party to local interconnect and long distance agreements with subsidiaries of SBC and BellSouth. Pursuant to these agreements, we incurred expenses of $927 million for the year ended December 31, 2004. Additionally, we purchase telecommunications and other related services from SBC and BellSouth. We incurred expenses of $97 million for these services for the year ended December 31, 2004. We had purchase commitments to SBC, BellSouth and their affiliates of $258 million for dedicated leased lines used to provide interconnection services and $142 million for telecommunications and other services as of December 31, 2004.

CINGULAR WIRELESS LLC

PART III

Item 13.	Certain Relationships and Related Transactions

SNET Diversified Group Name Delivery Service Agreement

We and SNET Diversified Group (SNET DG), an affiliate of SBC, entered into an agreement in October 2001 to provide Calling Name Delivery (CNAM) service and to receive a share of the fees generated by the provision of this service. CNAM service allows Local Exchange Carrier (LEC) customers with caller ID to view the name of a Cingular customer calling an LEC customer. LECs pay a fee to SNET DG each time a customer uses this service, which SNET DG will share with us on a percentage basis, beginning at 50% of revenues, and increasing to a maximum of 65%, with the addition of customers and/or additional markets adding CNAM service. For the year ended December 31, 2004, we recorded approximately $14 million in revenue from SNET DG under this agreement.

Member Loans

A portion of our capital structure consists of subordinated member loans payable to SBC and BellSouth in the principal amounts of approximately $5.8 billion and $3.8 billion, respectively. The loans have an interest rate of 6% and a stated maturity of June 30, 2008.

Effective August 1, 2004, we entered into a revolving credit agreement with SBC and BellSouth for them to provide unsubordinated short-term financing on a pro rata basis at an interest rate of LIBOR plus 0.05% for our ordinary course operations. The agreement provides that in the event that we have available cash (as defined) on any business day, such amount shall first be applied to the repayment of the revolving loans, and any remaining excess then shall be loaned to SBC and BellSouth, pro rata, and applied to the repayment of the subordinated member loans from SBC and BellSouth, pro rata, if we do not then require a cash advance under the agreement. In addition, the agreement provides that free cash flow after repayment of the revolving loans and the subordinated shareholder loans will be distributed to SBC and BellSouth. These distribution provisions supersede the distribution provisions in the limited liability company agreement to the extent they require a greater equity distribution. During 2004, we repaid $50 million of our subordinated member loans pursuant to this facility. At December 31, 2004, we had $1,667 million outstanding under this agreement, of which $899 million was repaid through February 2005. The initial term of the agreement expires in July 2005. The agreement provides that SBC and BellSouth may extend its term for successive periods, and we expect them to do so for the foreseeable future.

Equity Contribution

In connection with our acquisition of AT&T Wireless, we entered into an Investment and Reorganization Agreement with SBC, BellSouth and some of their subsidiaries whereby they provided to us approximately $36 billion in equity funding, pro rata in proportion to their respective economic interests in us, to finance a portion of the purchase price, as described in “Item 1, Business — Acquisitions, Dispositions, Joint Ventures and Spectrum Exchanges — AT&T Wireless Acquisition”.

CINGULAR WIRELESS LLC

PART III

Item 14.	Principal Accounting Fees and Services

The following table sets forth the aggregate fees billed to us by Ernst & Young LLP for professional services rendered for the fiscal years ended December 31, 2003 and 2004. All services were specifically approved by our Audit Committee.

	Year Ended
	December 31,

	2003	2004

	(Dollars in
	Millions)
Audit Fees(1)	$2.8	$7.0
Audit-Related Fees(2)	0.3	1.0
Tax Fees(3)	0.4	0.0
All Other Fees(4)	0.4	0.0

Total Fees	$3.9	$8.0

(1)	Consists of fees billed for professional services for the audit of our annual financial statements and review of financial statements included in our SEC reports or services that are normally provided by the independent registered public accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

(2)	Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees”. These services primarily include pension and benefit plan audits.

(3)	Consists of fees billed for tax compliance, tax advice, and tax planning. These services primarily include assistance regarding sales and use tax planning.

(4)	Consists of fees for products and services other than the services reported above. These services primarily include process and contract reviews.

CINGULAR WIRELESS LLC

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Page(s)
in This
Form 10-K

a. Documents filed as part of the report
(1) Financial Statements
Cingular Wireless LLC
Report of Independent Registered Public Accounting Firm — Ernst & Young LLP	81
Report of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP	82
Consolidated Balance Sheets as of December 31, 2003 (restated) and 2004	83
Consolidated Statements of Income for the years ended December 31, 2002 (restated), 2003 (restated), and 2004	84
Consolidated Statements of Changes in Members’ Capital for the years ended December 31, 2002 (restated), 2003 (restated), and 2004	85
Consolidated Statements of Comprehensive Income for the years ended December 31, 2002 (restated), 2003 (restated), and 2004	86
Consolidated Statements of Cash Flows for the years ended December 31, 2002 (restated), 2003 (restated), and 2004	87
Notes to Consolidated Financial Statements	88
GSM Facilities LLC
Report of Independent Auditors — Ernst & Young LLP	153
Report of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP	154
Consolidated Balance Sheets as of December 31, 2003 (restated) and 2004	155
Consolidated Statements of Operations for the years ended December 31, 2002 (restated), 2003 (restated), and 2004	156
Consolidated Statements of Changes in Members’ Capital for the years ended December 31, 2002 (restated), 2003 (restated), and 2004	157
Consolidated Statements of Cash Flows for the years ended December 31, 2002 (restated), 2003 (restated), and 2004	158
Notes to Consolidated Financial Statements	159
(2) Financial Statement Schedule as set forth under Item 8 of this Report
Cingular Wireless LLC
Schedule II — Valuation and Qualifying Accounts	168
All other financial statements and schedules not listed are omitted because they are not required, or the required information is included in the consolidated financial statements
(3) Exhibits. The following exhibits are either provided with this Form 10-K or are incorporated by reference

Exhibit
Number		Description

*		Incorporated by reference

2	.1*	Amended and Restated Contribution and Formation Agreement among SBC Communications, Inc., BellSouth Corporation and Alloy LLC, dated as of April 4, 2000 (Exhibit 2.1 to Registration Statement on Form S-4 filed January 24, 2002, Registration No. 333-81342)

CINGULAR WIRELESS LLC

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Exhibit
Number		Description

2	.1.1*	Second Amendment to Amended and Restated Contribution and Formation Agreement among SBC Communications, Inc., BellSouth Corporation and Cingular Wireless (Exhibit 2.1.1 to Annual Report on Form 10-K for the year ended December 31, 2002)
2	.2*	Purchase Agreement, dated August 4, 2003, by and between NextWave Telecom Inc., NextWave Personal Communications Inc., NextWave Partners Inc., NextWave Power Partners Inc. and Cingular Wireless LLC (Exhibit 10.54 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)
2	.3*	Interest Purchase Agreement by and among T-Mobile USA, Inc., Omnipoint Communications, Inc., Cingular Wireless LLC and SBC Wireless LLC dated as of May 24, 2004. (Portions omitted pursuant to a request for confidential treatment) (Exhibit 10.66 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)
2	.4*	Agreement and Plan of Merger, dated as of February 17, 2004, by and among AT&T Wireless Services, Inc., Cingular Wireless Corporation, Cingular Wireless LLC and Links I Corporation, and solely for the purposes of certain sections of the Merger Agreement, SBC Communications Inc. and BellSouth Corporation (Exhibit 99.1 to Form 8-K/ A dated February 18, 2004)
3	.1*	Certificate of Formation of the Company, dated April 19, 2000, as amended by Certificate of Merger, dated November 1, 2000, Certificate of Merger, Dated February 21, 2001, and Certificate of Amendment, dated March 1, 2001 (Exhibit 3.1 to Registration Statement on Form S-4 filed January 24, 2002, Registration No. 333-81342)
3	.2*	Limited Liability Company Agreement of Alloy LLC by and among SBC Communications Inc., SBC Alloy Holdings, Inc., BellSouth Corporation, BellSouth Mobile Data, Inc., BSCC of Houston, Inc., ACCC of Los Angeles, Inc., BellSouth Cellular Corp., RAM Broadcasting Corporation and Alloy Management Corp., dated as of October 2, 2000, as amended by Amendment No. 1, dated January 1, 2001, Amendment No. 2, dated April 3, 2001 and Amendment No. 3, dated April 3, 2001 (Exhibit 3.2 to Registration Statement on Form S-4 filed January 24, 2002, Registration No. 333-81342)
3	.2.1*	Amendment No. 4 to Limited Liability Company Agreement dated December 31, 2001 (Exhibit 3.3 to Amendment No. 1 to Registration Statement on Form S-4 filed May 31, 2002, Registration No. 333-81342)
3	.2.2*	Amendment No. 5 to Limited Liability Company Agreement of Cingular Wireless LLC by and among SBC Communications Inc., SBC Alloy Holdings, Inc., SBC Long Distance, Inc., BellSouth Corporation, BLS Cingular Holdings, LLC, BellSouth Mobile Data, Inc. and Cingular Wireless Corporation, dated as of October 27, 2004. (Exhibit 99.11 to Form 8-K dated October 28, 2004)
4	.1*	Indenture between the Company and Bank One Trust Company, N.A., as Trustee, dated as of December 12, 2001 (Exhibit 4.1 to Registration Statement on Form S-4 filed January 24, 2002, Registration No. 333-81342)
4	.1.1*	First Supplemental Indenture between the Company and Bank One Trust Company, N.A., as Trustee, dated December 31, 2002. (Exhibit 4.1.1 to Annual Report on Form 10-K for the year ended December 31, 2002)
4	.1.2*	Second Supplemental Indenture by and among Cingular Wireless LLC, Cingular Wireless II, LLC and J.P. Morgan Trust Company, National Association (as successor Trustee), dated as of October 27, 2004 (Exhibit 99.10 to Form 8-K dated October 28, 2004)
4	.1.3*	Third Supplemental Indenture by and among Cingular Wireless LLC, Cingular Wireless II LLC, New Cingular Wireless, Inc. and J.P. Morgan Trust Company dated as of March 4, 2005 (Exhibit 4.1.3 to Form 8-A/A dated March 4, 2005)

CINGULAR WIRELESS LLC

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Exhibit
Number		Description

4	.2*	$500,000,000 5.625% Senior Notes Due December 15, 2006 (Exhibit 4.2 to Annual Report on Form 10-K for the year ended December 31, 2002)
4	.3*	$750,000,000 6.5% Senior Notes Due December 15, 2011 (Exhibit 4.3 to Annual Report on Form 10-K for the year ended December 31, 2002)
4	.4*	$750,000,000 7.125% Senior Notes Due December 15, 2031 (Exhibit 4.4 to Annual Report on Form 10-K for the year ended December 31, 2002)
4	.5*	Indenture between AT&T Wireless Services, Inc. and U.S. Bank National Association (as successor Trustee), dated as of March 6, 2001 (Exhibit 4.5 to AT&T Wireless Services, Inc.’s Registration Statement on Form S-1/A (Commission file No. 333-59174), filed June 11, 2001)
4	.5.1*	First Supplemental Indenture between AT&T Wireless Services, Inc. and U.S. Bank National Association, dated as of September 1, 2004, to the Indenture between AT&T Wireless Services, Inc. and U.S. Bank National Association (as successor Trustee), dated as of March 6, 2001. (Exhibit 99.07 to Form 8-K dated October 28, 2004)
4	.5.2*	Second Supplemental Indenture by and among Cingular Wireless LLC, Cingular Wireless II, Inc., AT&T Wireless Services, Inc. and U.S. Bank National Association, dated as of October 26, 2004, to the Indenture between AT&T Wireless Services, Inc. and U.S. Bank National Association (as successor Trustee), dated as of March 6, 2001. (Exhibit 99.04 to Form 8-K dated October 28, 2004)
4	.6*	Indenture between AT&T Wireless Services, Inc. and U.S. Bank National Association (as successor Trustee), dated as of April 11, 2002 (Exhibit 4.3 to AT&T Wireless Services, Inc.’s Form 10-Q for the quarterly period ended March 31, 2002)
4	.6.1*	First Supplemental Indenture between AT&T Wireless Services, Inc. and U.S. Bank National Association, dated as of September 1, 2004, to the Indenture between AT&T Wireless Services, Inc. and U.S. Bank National Association (as successor Trustee), dated as of April 11, 2002. (Exhibit 99.09 to Form 8-K dated October 28, 2004)
4	.6.2*	Second Supplemental Indenture by and among Cingular Wireless LLC, Cingular Wireless II, Inc., AT&T Wireless Services, Inc. and U.S. Bank National Association, dated as of October 26, 2004, to the Indenture between AT&T Wireless Services, Inc. and U.S. Bank National Association (as successor Trustee), dated as of April 11, 2002. (Exhibit 99.05 to Form 8-K dated October 28, 2004)
4	.7*	Form of 7.350% Exchange Note due 2006 (Exhibit 4.4 to Registration Statement on Form S-4 (Registration No. 333-67068), filed August 8, 2001)
4	.8*	Form of 7.875% Exchange Note due 2011 (Exhibit 4.5 to Registration Statement on Form S-4 (Registration No. 333-67068), filed August 8, 2001)
4	.9*	Form of 8.750% Exchange Note due 2031 (Exhibit 4.6 to Registration Statement on Form S-4 (Registration No. 333-67068), filed August 8, 2001)
4	.10*	Form of 6.875% Senior Notes due 2005 (Exhibit 4.4 to AT&T Wireless Services, Inc.’s Form 10-Q for the quarterly period ended March 31, 2002)
4	.11*	Form of 7.5% Senior Notes due 2005 (Exhibit 4.5 to AT&T Wireless Services, Inc.’s Form 10-Q for the quarterly period ended March 31, 2002)
4	.12*	Form of 8.125% Senior Notes due 2012 (Exhibit 4.6 to AT&T Wireless Services, Inc.’s Form 10-Q for the quarterly period ended March 31, 2002)
4	.13*	Capital Markets Debt Subordination Agreement, dated as of November 21, 2000, among SBC Communications Inc., BellSouth Corporation and any Subsidiary Lender (Exhibit 10.13 to Annual Report on Form 10-K for the year ended December 31, 2002)

CINGULAR WIRELESS LLC

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Exhibit
Number		Description

4	.14*	Subordinated Notes of SBC and BellSouth (Exhibit 10.14 to Amendment No. 1 to the Registration Statement on Form S-4 filed May 31, 2002, Registration No. 333-81342)
4	.14.1*	Amended, Restated and Consolidated Subordinated Promissory Notes of the Company to SBC, BellSouth and Cellular Credit Corporation dated July 1, 2003 (Exhibit 10.14.1 of Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
4.15		Notice of Additional Senior Capital Markets Debt pertaining to the Senior Notes of AT&T Wireless, Inc.
10	.1*	Wireless Agency Agreement between Alloy LLC and BellSouth Telecommunications Inc., dated October 2, 2000 (Exhibit 10.1 to Registration Statement on Form S-4 filed January 24, 2002, Registration No. 333-81342)
10	.2*	Wireless Agency Agreement between Alloy LLC and SBC Operations, Inc., dated October 2, 2000 (Exhibit 10.2 to Registration Statement on Form S-4 filed January 24, 2002, Registration No. 333-81342)
10	.3*	Resale Agreement between Alloy LLC and BellSouth Telecommunications, Inc., dated October 2, 2000 (Exhibit 10.3 to Registration Statement on Form S-4 filed January 24, 2002, Registration No. 333-81342)
10	.4*	Resale Agreement between Alloy LLC and SBC Communications Inc., dated October 2, 2000 (Exhibit 10.4 to Registration Statement on Form S-4 filed January 24, 2002, Registration No. 333-81342)
10	.5*	Intellectual Property License Agreement between Alloy LLC and BellSouth Corporation, dated October 2, 2000 (Exhibit 10.5 to Registration Statement on Form S-4 filed January 24, 2002, Registration No. 333-81342)
10	.6*	Intellectual Property Agreement between Cingular Wireless LLC and BellSouth Intellectual Property Marketing Corporation, dated October 17, 2001 (Exhibit 10.6 to Registration Statement on Form S-4 filed January 24, 2002, Registration No. 333-81342)
10	.7*	Intellectual Property License Agreement between Alloy LLC and SBC Communications Inc., dated October 2, 2000 (Exhibit 10.7 to Registration Statement on Form S-4 filed January 24, 2002, Registration No. 333-81342)
10	.8*	Intellectual Property License Agreement between BellSouth Corporation and Alloy LLC, dated October 2, 2000 (Exhibit 10.8 to Registration Statement on Form S-4 filed January 24, 2002, Registration No. 333-81342)
10	.9*	Intellectual Property License Agreement between SBC Communications Inc. and Alloy LLC, dated October 2, 2000 (Exhibit 10.9 to Registration Statement on Form S-4 filed January 24, 2002, Registration No. 333-81342)
10	.10*	Authorized Sales Representative Agreement by and among SBC Communications Inc., Southwestern Bell Telephone Company, Pacific Bell Telephone Company, Ameritech Illinois, Ameritech Indiana, Ameritech Michigan, Ameritech Ohio, Ameritech Wisconsin, Nevada Bell Telephone, Southern New England Telephone Company and Alloy LLC, dated October 2, 2000, completed pursuant to the Wireline Agency Signature Agreement between SBC Communications Inc. and Alloy LLC, dated October 2, 2000 (Exhibit 10.10 to Registration Statement on Form S-4 filed January 24, 2002, Registration No. 333-81342)
10	.11*	Marketing Representative Agreement between BellSouth Telecommunications, Inc. and BellSouth Cellular Corp., dated July 17, 1998 (Exhibit 10.11 to Registration Statement on Form S-4 filed January 24, 2002, Registration No. 333-81342)

CINGULAR WIRELESS LLC

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Exhibit
Number		Description

10	.12*	Assignment and Assumption Agreement between BellSouth Cellular Corp. and Alloy LLC (Exhibit 10.12 to Registration Statement on Form S-4 filed January 24, 2002, Registration No. 333-81342)
10	.13*	Agreement to Sublease, dated August 25, 2000, by and among SBC Wireless, Inc., for itself and on behalf of the Sublessor Entities, SpectraSite Holdings Inc. and Southern SpectraSite Towers, Inc. (Exhibit 10.1 of SpectraSite Holdings Inc. Current Report on Form 8-K, dated August 25, 2000)
10	.14*	Cingular Wireless Cash Deferral Plan (Exhibit 10.16 to Registration Statement on Form S-4 filed January 24, 2002, Registration No. 333-81342)
10	.15*	Cingular Wireless Pension Plan (Exhibit 10.17 to Amendment No. 1 to the Registration Statement on Form S-4 filed April 25, 2002, Registration No. 333-81342)
10	.16*	Cingular Wireless Savings Plan (Exhibit 10.18 to Amendment No. 1 to the Registration Statement on Form S-4 filed April 25, 2002, Registration No. 333-81342)
10	.17*	The Amended and Restated BellSouth Corporation Stock Plan effective April 24, 1995, as amended (Exhibit 10v-1 of BellSouth Corporation Annual Report on Form 10-K for the year ended December 31, 2000)
10	.18*	BellSouth Corporation Trust Under Executive Benefit Plan(s), as amended April 28, 1995 (Exhibit 10u-1 of BellSouth Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 1995)
10	.18.1*	Amendment, dated May 23, 1996, to the BellSouth Corporation Trust Under Executive Benefit Plan(s) (Exhibit 10s-1 of BellSouth Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 1996)
10	.18.2*	Second Amendment dated July 8, 2002 to the BellSouth Corporation Trust Under Executive Benefit Plan(s) (Exhibit 10r-2 to BellSouth Corporation’s Form 10-Q for the quarter ended September 30, 2002, File No. 1-8607)
10	.18.3*	First Amendment dated November 1, 2003 to the BellSouth Corporation Trust Under Executive Benefit Plan(s) (Exhibit 10r-3 to BellSouth Corporation’s Form 10-K for the year ended December 31, 2003, File No. 1-8607)
10	.18.4*	Second Amendment dated December 17, 2003 to the BellSouth Corporation Trust Under Executive Benefit Plan(s) (Exhibit 10r-4 to BellSouth Corporation’s Form 10-K for the year ended December 31, 2003, File No. 1-8607)
10	.18.5*	Third Amendment dated March 15, 2004 to the BellSouth Corporation Trust Under Executive Benefit Plan(s) (Exhibit 10r-5 to BellSouth Corporation’s Form 10-Q for the quarter ended March 31, 2004, File No. 1-8607)
10	.19*	BellSouth Retirement Savings Plan, as amended and restated effective July 1, 2001 (Exhibit 10-w of BellSouth Corporation Annual Report on Form 10-K for the year ended December 31, 2001)
10	.19.1*	First Amendment dated December 18, 2001 to the BellSouth Retirement Savings Plan (Exhibit 10w-1 to BellSouth Corporation’s Form 10-K for the year ended December 31, 2001, File 1-8607)
10	.20*	BellSouth Corporation Executive Incentive Award Deferral Plan, as amended and restated effective September 23, 1996 (Exhibit 10g of BellSouth Corporation Annual Report on Form 10-K for the year ended December 31, 1996)
10	.21*	BellSouth Corporation Supplemental Executive Retirement Plan, as amended on March 23, 1998 (Exhibit 10i of BellSouth Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)

CINGULAR WIRELESS LLC

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Exhibit
Number		Description

10	.22*	BellSouth Corporation Nonqualified Deferred Compensation Plan, as amended and restated effective November 25, 1996 (Exhibit 10h of BellSouth Corporation Annual Report on Form 10-K for the year ended December 31, 1996)
10	.23*	SBC Communications Inc. 1996 Stock and Incentive Plan (Exhibit 10-o of SBC Communications Inc. Annual Report on Form 10-K for the year ended December 31, 2002)
10	.24*	SBC Communications Inc. 2001 Incentive Plan (Exhibit 10-u of SBC Communications Inc. Annual Report on Form 10-K for the year ended December 31, 2002)
10	.25*	SBC Communications Inc. Stock Savings Plan, as amended through September 28, 2001 (Exhibit 10-l of SBC Communications Inc. Annual Report on Form 10-K for the year ended December 31, 2002)
10	.26*	SBC Communications Inc. Short-Term Incentive Plan (Exhibit 10-a of SBC Communications Inc. Annual Report on Form 10-K for the year ended December 31, 2002)
10	.27*	SBC Communications Inc. Supplemental Retirement Income Plan (Exhibit 10-c of SBC Communications Inc. Annual Report on Form 10-K for the year ended December 31, 2004)
10	.28*	SBC Communications Inc. 1992 Stock Option Plan, as amended through June 19, 2001 (Exhibit 10-n of SBC Communications Inc. Annual Report on Form 10-K for the year ended December 31, 2001)
10	.29*	Pacific Telesis Group 1994 Stock Incentive Plan (Attachment A of Pacific Telesis Group’s Definitive Proxy Statement, dated March 11, 1994, and amended March 14 and March 25, 1994)
10	.29.1*	Resolutions amending the Plan, effective January 1, 1995. (Attachment A to Pacific Telesis Group’s 1995 Proxy Statement, filed March 13, 1995)
10	.30*	Cingular Wireless SBC Transition Executive Benefit Plan (Exhibit 10.42 to Amendment No. 1 to the Registration Statement on Form S-4 filed May 31, 2002, Registration No. 333-81342)
10	.31*	Cingular Wireless Long-Term Incentive Plan (Exhibit 10.43 to Amendment No. 1 to the Registration Statement on Form S-4 filed May 31, 2002, Registration No. 333-81342)
10	.32*	Cingular Wireless Executive Short Term Incentive Award Plan (Exhibit 10.45 to Amendment No. 1 to the Registration Statement on Form S-4 filed May 31, 2002, Registration No. 333-81342)
10	.33*	Cingular Wireless BLS Transition Executive Benefit Plan (Exhibit 10.46 to Amendment No. 1 to the Registration Statement on Form S-4 filed May 31, 2002, Registration No. 333-81342)
10	.34*	Cingular Wireless Executive Financial Services Plan (Exhibit 10.47 to Amendment No. 1 to the Registration Statement on Form S-4 filed May 31, 2002, Registration No. 333-81342)
10	.35*	Officer Communication Plan (Exhibit 10.48 to Annual Report on Form 10-K for the year ended December 31, 2002)
10	.36*	Employment Agreement with Stanley T. Sigman (Exhibit 10.49 to Annual Report on Form 10-K for the year ended December 31, 2002)
10	.37*	Supplemental Retention Agreement with Thaddeus Arroyo (Exhibit 99.1 to Form 8-K dated February 18, 2005)
10	.38*	Cingular Wireless Long Term Compensation Plan amended and restated effective January 1, 2003 (Exhibit 10.52 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2003)
10	.39*	Licensing Support Agreement between BellSouth Intellectual Property Marketing Corporation and Cingular Wireless, LLC, effective April 21, 2003 (Exhibit 10.53 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)

CINGULAR WIRELESS LLC

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Exhibit
Number		Description

10	.40*	Stockholders’ Agreement by and among SBC Communications Inc., BellSouth Corporation and Alloy Management Corp. dated October 2, 2000 (Exhibit 10.55 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
10	.41*	Subordination Agreement among SBC Communications Inc., BellSouth Corporation, Cellular Credit Corporation and Cingular Wireless LLC dated November 17, 2003 (Exhibit 10.56 to Annual Report on Form 10-K for the year ended December 31, 2003)
10	.42*	Compensation arrangement with Ralph de la Vega (Exhibit 10.58 to Annual Report on Form 10-K for the year ended December 31, 2003)
10	.43*	Transition Agreement by and between BellSouth Corporation and Ralph de la Vega dated December 29, 2003 (Exhibit 10.59 to Annual Report on Form 10-K for the year ended December 31, 2003)
10	.44*	Cingular Wireless Long Term Compensation Plan amended and restated effective January 1, 2004 (Exhibit 10.61 to Annual Report on Form 10-K for the year ended December 31, 2003)
10	.45*	Billing and Collections Services Operating Agreement by and among BellSouth Telecommunications, Inc. and Cingular Wireless LLC, effective September 1, 2003 (Exhibit 10.62 to Annual Report on Form 10-K for the year ended December 31, 2003)
10	.46*	Work Order No. 03027350 Between Cingular Wireless LLC and SBC Services, Inc. (Exhibit 10.63 to Annual Report on Form 10-K for the year ended December 31, 2003)
10	.47*	Investment Agreement, dated as of February 17, 2004, between BellSouth Corporation and SBC Communications Inc. (Exhibit 10.64 to Annual Report on Form 10-K for the year ended December 31, 2003)
10	.47.1*	Investment and Reorganization Agreement dated October 25, 2004, by and among BellSouth Corporation, SBC Communications Inc., Cingular Wireless Corporation, Cingular Wireless LLC, Links I Corporation, Cingular Wireless II, Inc., BLS Cingular Holdings, LLC, SBC Alloy Holdings, Inc., BellSouth Enterprises, Inc., BellSouth Mobile Systems, Inc., BellSouth Mobile Data, Inc. and SBC Long Distance, Inc. (Exhibit 99.01 to Form 8-K dated October 28, 2004)
10	.48*	Revolving Credit Agreement by and among BellSouth Corporation, SBC Communications, Inc. and Cingular Wireless LLC dated as of August 1, 2004. (Exhibit 10.65 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)
10	.49*	Separation and Distribution Agreement by and between AT&T Corp. and AT&T Wireless Services, Inc., dated as of June 4, 2001 (Exhibit 10.1 to Registration Statement on Form S-1/A (Registration No. 333-59174), filed June 21, 2001)
10	.50*	Amended and Restated Tax Sharing Agreement by and between AT&T Corp. and AT&T Wireless Services, Inc., dated as of June 4, 2001 (Exhibit 10.2 to Registration Statement on Form S-1/A (Registration No. 333-59174), filed June 21, 2001)
10	.51*	Cingular Wireless Long-Term Compensation Plan as amended and restated on February 11, 2005 (Exhibit 99.1 to Form 8-K dated February 17, 2005)
10	.52*	Revised Performance Matrices for the 2003 — 2005 and 2004 — 2006 Performance Periods under the Cingular Wireless Long-Term Compensation Plan (Exhibit 99.2 to Form 8-K dated February 17, 2005)
10	.53*	Methodology for determining grants under the Plan and certain performance targets and matrices for the 2005 — 2007 performance period (Exhibit 99.3 to Form 8-K dated February 17, 2005)

CINGULAR WIRELESS LLC

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Exhibit
Number		Description

10	.54*	Methodology for determining special grants of performance stock units under the Plan and certain performance targets and matrices for the 2005 — 2007 performance period (Exhibit 99.4 to Form 8-K dated February 17, 2005)
10	.55*	SBC Communications Inc. Salary and Incentive Award Deferral Plan. (Exhibit 10-g to SBC Communications Inc. Form 10-K for 2002)
10	.56*	SBC Communications Inc. Supplemental Life Insurance Plan. (Exhibit 10-b to SBC Communications, Inc. Form 10-K for 2002)
10	.57*	SBC Communications Inc. Executive Health Plan, formerly the Supplemental Health Plan (Exhibit 10-h to SBC Communications Inc. Form 10-K for 2004)
10	.58*	SBC Communications Inc. Senior Management Deferred Compensation Plan (effective for Units of Participation Having a Unit Start Date Prior to January 1, 1988). (Exhibit 10-d to SBC Communications Inc. Form 10-K for 2002)
10	.59*	SBC Communications Inc. Cash Deferral Plan (Exhibit 10-gg to SBC Communications Inc. Form 10-K for 2004)
10	.60*	SBC Communications Inc. Stock Purchase and Deferral Plan (Exhibit 10-ff to SBC Communications Inc. Form 10-K for 2004)
10	.61*	SBC Communications Inc. 2005 Supplemental Employee Retirement Plan (Exhibit 10-jj to SBC Communications Inc. Form 10-K for 2004)
12		Statement of Computation of Ratios of Earnings to Fixed Charges
21		Subsidiaries of the Registrant
24		Powers of Attorney
31.1		Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1(1)	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32	.2(1)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
99	.1*	Restated Certificate of Incorporation of Cingular Wireless Corporation, dated October 2, 2000, as amended on October 23, 2000 and April 16, 2001 (Exhibit 99.4 to Registration Statement on Form S-4 filed January 24, 2002, Registration No. 333-81342)
99	.1.1	Certificate of Amendment of Restated Certificate of Incorporation of Cingular Wireless Corporation dated July 22, 2004

CINGULAR WIRELESS LLC

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Exhibit
Number		Description

99	.1.2*	Certificate of Amendment of Restated Certificate of Incorporation of Cingular Wireless Corporation dated October 27, 2004 (Exhibit 99.1.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)
99	.2*	Amended and Restated Bylaws of Cingular Wireless Corporation, dated October 2, 2000, as amended on January 19, 2001 and November 28, 2001 (Exhibit 99.5 to Registration Statement on Form S-4 filed January 24, 2002, Registration No. 333-81342)
99	.2.1*	Amendment to Bylaws dated April 30, 2002 (Exhibit 99.6 to Amendment No. 1 to Registration Statement on Form S-4 filed May 31, 2002, Registration No. 333-81342)

(1)	This exhibit is hereby furnished to the SEC as an accompanying document and is not to be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.

CINGULAR WIRELESS LLC

PART IV

Item 15.	Exhibits and Financial Statement Schedules

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

While the below list of cautionary statements is not exhaustive, some factors, in addition to those contained throughout this document, that could affect future operating results, financial position and cash flows and could cause actual results to differ materially from those expressed or implied in the forward-looking statements are:

•	the pervasive and intensifying competition in all markets where we operate;

•	failure to quickly realize capital and expense synergies from the acquisition of AT&T Wireless as a result of technical, logistical, regulatory and other factors;

•	problems associated with the transition of our network to higher speed technologies;

•	slow growth of our data services due to a lack of popular applications, terminal equipment, advanced technology and other factors;

•	sluggish economic and employment conditions in the markets we serve;

•	the final outcome of FCC proceedings, including rulemakings and judicial review, if any, of such proceedings;

•	enactment of additional state and federal laws, regulations and requirements pertaining to our operations;

•	the outcome of pending or threatened complaints and litigation; and

•	additional risks and uncertainties not presently known to us or that we currently deem immaterial.

CINGULAR WIRELESS LLC

PART IV

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINGULAR WIRELESS LLC

By:	CINGULAR WIRELESS CORPORATION,

as Manager

By:	/s/ PETER A. RITCHER

Peter A. Ritcher
Chief Financial Officer
(Principal Financial Officer)

Date: March 7, 2005

/s/ STANLEY T. SIGMAN* Stanley T. Sigman		President and Chief Executive Officer (Principal Executive Officer)

/s/ PETER A. RITCHER* Peter A. Ritcher		Chief Financial Officer (Principal Financial Officer)

/s/ GREGORY T. HALL* Gregory T. Hall		Vice President and Controller (Principal Accounting Officer)

/s/ RICHARD A. ANDERSON* Richard A. Anderson		Class B Director

/s/ RONALD M. DYKES* Ronald M. Dykes		Class B Director

/s/ MARK L. FEIDLER* Mark L. Feidler		Class B Director

/s/ RICHARD G. LINDNER* Richard G. Lindner		Class B Director

/s/ RANDALL L. STEPHENSON* Randall L. Stephenson		Chairman of the Board and Class B Director

/s/ RAYFORD WILKINS, JR.* Rayford Wilkins, Jr.		Class B Director

*By:	/s/ PETER A. RITCHER Peter A. Ritcher (Individually and As Attorney-In-Fact) March 7, 2005

CINGULAR WIRELESS LLC

PART IV

Exhibit
Number		Description

4.15		Notice of Additional Senior Capital Markets Debt pertaining to the Senior Notes of AT&T Wireless, Inc.
12		Statement of Computation of Ratios of Earnings to Fixed Charges
21		Subsidiaries of the Registrant
24		Powers of Attorney
31.1		Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
99	.1.1	Certificate of Amendment of Restated Certificate of Incorporation of Cingular Wireless Corporation dated July 22, 2004