Form 10-Q
period 2005-03-31
CINGULAR WIRELESS LLC
filed 2005-05-04
CIK 1130452

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)          Yes ☐          No ☑

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 1.	Financial Statements (Unaudited)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,

	2004	2005

	(Restated)
Operating revenues:
Service revenues	$3,583	$7,419
Equipment sales	384	810

Total operating revenues	3,967	8,229

Operating expenses:
Cost of services (excluding depreciation of $442 and $1,080, which is included below)	955	2,144
Cost of equipment sales	537	1,295
Selling, general and administrative	1,372	3,001
Depreciation and amortization	553	1,675

Total operating expenses	3,417	8,115

Operating income	550	114

Other income (expenses):
Interest expense	(198)	(338)
Minority interest in earnings of consolidated entities	(27)	(16)
Equity in net (loss) income of affiliates	(108)	2
Other, net	4	20

Total other income (expenses)	(329)	(332)

Income (loss) before provision for income taxes	221	(218)
Provision for income taxes	6	22

Net income (loss)	$215	$(240)

See accompanying notes.

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 1.     Financial Statements (Unaudited)

CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2004	2005

	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$352	$209
Accounts receivable — net of allowance for doubtful accounts of $348 and $330	3,448	3,220
Due from affiliates, net	138	32
Inventories	690	492
Prepaid assets	346	423
Other current assets	596	530

Total current assets	5,570	4,906

Property, plant and equipment — net of accumulated depreciation and amortization of $10,967 and $11,872	21,958	21,516
Licenses, net	24,762	24,423
Goodwill	21,637	21,646
Customer relationship intangibles, net	4,698	4,236
Other intangible assets, net	241	200
Investments in and advances to equity affiliates	2,676	567
Other assets	696	2,978

Total assets	$82,238	$80,472

LIABILITIES AND MEMBERS’ CAPITAL
Current liabilities:
Debt maturing within one year	$2,158	$2,197
Accounts payable	1,383	1,383
Advanced billing and customer deposits	728	799
Accrued liabilities	3,714	3,200

Total current liabilities	7,983	7,579

Long-term debt:
Debt due to members	9,628	9,628
Other long-term debt, net of premium	14,229	13,140

Total long-term debt	23,857	22,768

Deferred tax liabilities, net	3,997	3,909
Other noncurrent liabilities	1,256	1,303

Total liabilities	37,093	35,559

Commitments and contingencies (See Note 10)
Minority interests in consolidated entities	609	619
Members’ capital:
Members’ capital	44,714	44,418
Receivable for properties to be contributed	(178)	(120)
Accumulated other comprehensive loss, net of taxes	—	(4)

Total members’ capital	44,536	44,294

Total liabilities and members’ capital	$82,238	$80,472

See accompanying notes.

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 1.     Financial Statements (Unaudited)

CONSOLIDATED STATEMENTS OF CASH FLOW

	Three Months Ended
	March 31,

	2004	2005

	(Restated)
Operating activities
Net income (loss)	$215	$(240)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	553	1,675
Provision for doubtful accounts	84	118
Minority interest in earnings of consolidated entities	27	16
Equity in net loss (income) of affiliates	108	(2)
Amortization of debt discount (premium), net	1	(60)
Deferred income taxes	—	14
Changes in operating assets and liabilities:
Accounts receivable	(68)	110
Inventories	78	205
Other current assets	(103)	28
Accounts payable and other current liabilities	(580)	(562)
Pensions and post-employment benefits	21	19
Other, net	23	1

Net cash provided by operating activities	359	1,322

Investing activities
Construction and capital expenditures	(334)	(971)
Investments in and advances to equity affiliates, net	(132)	(199)
Dispositions of assets	4	2,949
Acquisitions of businesses and licenses, net of cash received	(49)	—
Deposits for license purchase	—	(143)
Investment in qualified trust designated for future capital expenditures	—	(2,145)
Refund of contractor engineering deposit	—	50

Net cash used in investing activities	(511)	(459)

Financing activities
Net repayments under revolving credit agreement	—	(993)
Net repayment of long-term debt and capital lease obligations	(9)	(6)
Net distributions to minority interests	(34)	(7)

Net cash used in financing activities	(43)	(1,006)

Net decrease in cash and cash equivalents	(195)	(143)
Cash and cash equivalents at beginning of period	1,139	352

Cash and cash equivalents at end of period	$944	$209

See accompanying notes.

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 1.     Financial Statements (Unaudited)

Consolidated Statements of Changes in Members’ Capital & Consolidated Statements of

Comprehensive Income (Loss)

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

Three Months Ended March 31, 2005:
Balance at December 31, 2004	$44,536
Net loss	(240)
Other, net	(2)

Balance at March 31, 2005	$44,294

Three Months Ended March 31, 2004 (Restated):
Balance at December 31, 2003	$8,333
Net income	215

Balance at March 31, 2004	$8,548

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,

Comprehensive Income (Loss):	2004	2005

	(Restated)
Net income (loss)	$215	$(240)
Other comprehensive income (loss):
Minimum pension liability adjustment, net of taxes of $0 in 2004	(1)	—
Net foreign currency translation adjustment, net of taxes of ($3) in 2005	—	(4)
Net unrealized gain (loss) on securities:
Reclassification adjustment for losses included in net income	1	—

Total comprehensive income (loss)	$215	$(244)

See accompanying notes.

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 1.	Financial Statements (Unaudited)

CINGULAR WIRELESS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Basis of Presentation

Cingular Wireless LLC (the Company) is a Delaware limited liability company formed in 2000 by SBC Communications Inc. (SBC) and BellSouth Corporation (BellSouth) as the operating company for their U.S. wireless joint venture. SBC and BellSouth, through their wholly owned subsidiaries, respectively, own approximate 60% and 40% economic interests in the Company. Cingular Wireless Corporation (the Manager), which is directed equally by SBC and BellSouth, acts as the Company’s manager and controls the Company’s management and operations. The Company provides wireless voice and data communications services, including local, long-distance and roaming services using both cellular and personal communications services (PCS) frequencies licensed by the Federal Communications Commission (FCC), and equipment to customers in 44 states, including service to all 100 of the largest U.S. metropolitan areas. All of the Company’s operations, which primarily serve customers in the U.S., are conducted through subsidiaries or joint ventures. Through roaming arrangements with other carriers, the Company provides its customers service in regions where it does not have network coverage and is thus able to serve customers in virtually the entire U.S. and over 170 foreign countries.

In October 2004, the Company acquired AT&T Wireless Services, Inc. (AT&T Wireless) for an aggregate consideration of approximately $41,000 in cash. AT&T Wireless, which has been renamed New Cingular Wireless Services, Inc., will continue to be referred to herein as AT&T Wireless and is now a direct wholly owned subsidiary of the Company. The operations of AT&T Wireless are being integrated with those of the Company, and the business is conducted under the “Cingular” brand name.

As provided for in the original Contribution and Formation Agreement between the Company, SBC and BellSouth, contributions of wireless operations and assets in certain markets were made during 2000 and 2001. The contribution by SBC of wireless operations and assets in the Arkansas markets, which occurred on May 1, 2005, was recorded as “Receivable for properties to be contributed” in the consolidated balance sheets as of March 31, 2005. Prior to the contribution, the Company managed the properties for a fee. Fees received for managing the Arkansas markets for the quarters ended March 31, 2004 and 2005 were $7 and $24, respectively.

These consolidated financial statements include charges from SBC and BellSouth for certain expenses pursuant to various agreements (see Note 8). These expenses are considered to be a reasonable reflection of the value of services provided or the benefits received by the Company.

The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) that permit reduced disclosure for interim periods. Management believes the consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results for the interim periods shown. The results for the interim periods are not necessarily indicative of results for the full year. These interim financial statements should be read in conjunction with the consolidated financial statements of the Company and accompanying notes included in the Company’s Annual Report on Form  10-K for the year ended December 31, 2004.

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 1.	Financial Statements (Unaudited)

CINGULAR WIRELESS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property, Plant and Equipment

The Company’s cellular/ PCS networks are equipped with Global System for Mobile Communication (GSM) and Time Division Multiple Access (TDMA) digital transmission technologies. In the second quarter of 2004, the Company completed a two-year overlay of GSM equipment throughout its TDMA markets to provide a common voice standard. As a part of this project, the Company added high-speed technologies for data services known as General Packet Radio Service (GPRS) and Enhanced Data Rates for GSM Evolution (EDGE). Due to the accelerated migration of traffic to its GSM network experienced in 2004, the Company evaluated the estimated useful lives of its TDMA equipment. This review was completed in the fourth quarter of 2004 and, effective October 1, 2004, useful lives were shortened to fully depreciate all TDMA equipment by December 31, 2007.

Additionally, during the first quarter of 2005, the Company accelerated depreciation for certain other equipment in several markets due to a decision to replace this equipment prior to the expiration of its previously estimated useful life. These changes in estimates increased depreciation expense in the first quarter of 2005 by approximately $100 and are estimated to increase total 2005 depreciation expense by approximately $441. The Company continues to monitor the rate of transition of its customers, including those acquired from AT&T Wireless, to GSM, and, therefore, additional changes to shorten depreciable lives related to TDMA equipment may be necessary. The finalization of certain AT&T Wireless integration plans by the third quarter of 2005 may also result in the need to shorten estimated useful lives of network and other property, plant and equipment.

Reclassifications

Certain amounts have been reclassified in the 2004 consolidated financial statements to conform to the current year presentation. The statement of operations for the quarter ended March 31, 2004 has been reclassified to reflect certain billings related to pass-through taxes to the Company’s customers as “Service revenues” and the related payments to the associated taxing authorities and regulatory agencies as “Cost of services” expense. Operating income and net income were unaffected by the reclassification. The amount reclassified for the three months ended March 31, 2004 was $25.

2.	Restatements

During the course of preparing its 2004 consolidated financial statements, the Company determined its method of accounting for operating leases, principally for cell sites, which have escalating rentals during the initial lease term and during succeeding optional renewal periods, did not comply with the requirements of SFAS No. 13, Accounting for Leases, and FASB Technical Bulletin No. 85-3, Accounting for Operating Leases with Scheduled Rent Increases. Historically, the Company has not assumed the exercise of available renewal options in its accounting for operating leases. The Company reevaluated its accounting for operating leases and the related useful lives for depreciating leasehold improvements following publication of a letter issued by the Office of the Chief Accountant of the SEC on February 7, 2005. In light of the Company’s investment in each cell site, including acquisition costs and leasehold improvements, the Company determined the exercise of certain renewal options was reasonably assured at the inception of the leases. Accordingly, the Company corrected its accounting to recognize rent expense, on a straight-line basis, over the initial lease term and renewal periods that are reasonably assured, and to depreciate the associated leasehold improvements and other related assets over the lesser of their useful

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 1.	Financial Statements (Unaudited)

CINGULAR WIRELESS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

lives or their respective lease terms. While management believed that the impact of this error was not material to any previously issued financial statements, it was determined that the cumulative adjustment required to correct this error was too large to record in 2004. Accordingly, Company management and the Audit Committee of the board of directors of the Manager concluded that the Company’s financial statements for fiscal periods ending December 31, 2000 through December 31, 2003 and the first three interim periods of 2004 should be restated. The restated financial statements, including those for the three months ended March 31, 2004, were included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

The Company’s network infrastructure venture with T-Mobile USA, Inc. (T-Mobile), GSM Facilities LLC (GSMF), which was accounted for under the equity method prior to its dissolution in January 2005, reached a similar conclusion with respect to operating leases, requiring correction and restatement of its previously issued financial statements for the years ended December 31, 2002 and 2003. Accordingly, the Company also revised and restated its equity accounting for the venture for the three months ended March 31, 2004.

The impact of these restatements to the Company’s statement of operations for the three months ended March 31, 2004 was a decrease to “Net income” of $12. The impact associated with correcting the Company’s accounting for operating leases was an increase to lease expense, reflected in “Cost of services”, of $8. The impact associated with correcting the accounting for the operating leases and useful lives of the Company’s GSMF joint venture was an increase to “Equity in net loss of affiliates” of $3 for the same period. The above correction also had a de minimus impact on “Depreciation and amortization” to adjust for the lives used to depreciate certain leasehold improvements, and similar de minimus impacts to “Selling, general and administrative” expenses for increases in lease expense associated with leases covering administrative and retail space.

The following schedules reconcile the amounts as originally reported in the Company’s consolidated statement of operations, comprehensive income and cash flows for the quarter ended March 31, 2004. The reported amounts for March 31, 2004 reflect the impact of the reclassification discussed in Note 1 above to reflect certain billings related to pass-through taxes to our customers as “Service revenues” and the related payments to the associated taxing authorities and regulatory agencies as “Cost of services” expense.

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 1.	Financial Statements (Unaudited)

CINGULAR WIRELESS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Statement of Operations

	Three Months Ended March 31, 2004

	Reported	Adjustments	Restated

Operating revenues:
Service revenues	$3,583	$—	$3,583
Equipment sales	384	—	384

Total operating revenues	3,967	—	3,967
Operating expenses:
Cost of services	947	8	955
Cost of equipment sales	537	—	537
Selling, general and administrative	1,372	—	1,372
Depreciation and amortization	552	1	553

Total operating expenses	3,408	9	3,417
Operating income	559	(9)	550
Other income (expenses):
Interest expense	(198)	—	(198)
Minority interest in earnings of consolidated entities	(27)	—	(27)
Equity in net loss of affiliates	(105)	(3)	(108)
Other, net	4	—	4

Total other income (expenses)	(326)	(3)	(329)

Income before provision for income taxes and cumulative effect of accounting change	233	(12)	221
Provision for income taxes	6	—	6

Net income	$227	$(12)	$215

Consolidated Statement of Comprehensive Income

	Three Months Ended March 31, 2004

	Reported	Adjustments	Restated

Comprehensive Income
Net Income	$227	$(12)	$215
Other comprehensive income (loss):
Minimum pension liability adjustment, net of tax	(1)	—	(1)
Net unrealized gain (loss) on securities:
Reclassification adjustment for losses included in net income	1	—	1

Total comprehensive income	$227	$(12)	$215

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 1.	Financial Statements (Unaudited)

CINGULAR WIRELESS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Statement of Cash Flows

	Three Months Ended March 31, 2004

	Reported	Adjustments	Restated

Operating activities
Net Income	$227	$(12)	$215
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	552	1	553
Provision for doubtful accounts	84	—	84
Minority interest in earnings of consolidated entities	27	—	27
Equity in net loss of affiliates	105	3	108
Amortization of debt discount, net	1	—	1
Changes in operating assets and liabilities:
Accounts receivable	(68)	—	(68)
Inventories	78	—	78
Other current assets	(103)	—	(103)
Accounts payable and other current liabilities	(583)	3	(580)
Pensions and post-employment benefits	21	—	21
Other, net	18	5	23

Net cash provided by operating activities	359	—	359
Investing activities
Construction and capital expenditures	(334)	—	(334)
Investments in and advances to equity affiliates, net	(132)	—	(132)
Disposition of assets	4	—	4
Acquisitions of businesses and licenses, net of cash received	(49)	—	(49)

Net cash used in investing activities	(511)	—	(511)
Financing activities
Net repayment of long-term debt	(9)	—	(9)
Net distributions to minority interests	(34)	—	(34)

Net cash used in financing activities	(43)	—	(43)

Net decrease in cash and cash equivalents	(195)	—	(195)
Cash and cash equivalents at beginning of period	1,139	—	1,139
Cash and cash equivalents at end of period	$944	$—	$944

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 1.	Financial Statements (Unaudited)

CINGULAR WIRELESS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Acquisitions and Dispositions

Acquisitions

AT&T Wireless

In October 2004, the Company acquired AT&T Wireless in a transaction accounted for under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations (SFAS 141). AT&T Wireless was a provider of wireless voice and data services and products primarily in the U.S. and served nearly 22 million subscribers as of the acquisition date. AT&T Wireless also held equity interests in U.S. and international communications ventures, corporations and partnerships. The acquisition created the largest wireless communications company in the U.S., based upon revenues and number of subscribers.

The aggregate consideration paid to AT&T Wireless shareholders to complete the AT&T Wireless acquisition was approximately $41,000 in cash. Under the merger agreement, each common shareholder of AT&T Wireless received $15 (whole dollars) in cash per common share and the AT&T Wireless preferred shareholders received the then applicable liquidation preference of their preferred shares. In addition, the Company incurred $42 of direct costs for legal, financial advisory and other services related to the transaction, which costs were capitalized as part of the purchase price. The Company received $36,024 in equity funding from SBC and BellSouth to finance the acquisition in proportion to their respective economic interests in the Company. The remaining portion of the purchase price was funded with AT&T Wireless’ cash on hand. The results of AT&T Wireless’ operations have been included in the Company’s consolidated financial statements since the acquisition date.

Under the purchase method of accounting, the assets and liabilities of AT&T Wireless were recorded at their respective fair values as of the date of acquisition. The Company is in the process of obtaining third-party valuations of property, plant and equipment, intangible assets, debt and certain other liabilities. Given the size of the AT&T Wireless transaction, the values of certain assets and liabilities are based on preliminary valuations and are subject to adjustment as additional information is obtained. Such additional information includes, but may not be limited to, the following pertaining to AT&T Wireless: valuations and physical counts of property, plant and equipment, disposition of acquired inventory, plans relative to the disposition of certain assets acquired, exit from certain contractual arrangements and the involuntary termination of employees. Changes to the valuation of property, plant and equipment may result in adjustments to the fair value of certain identifiable intangible assets acquired. When finalized, adjustments to goodwill may result. The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed and related deferred income taxes. The amounts reported as of December 31, 2004 reflect the estimated fair values as of the acquisition date of October 26, 2004 plus adjustments made during the fourth quarter of 2004. The adjustments listed in the table below include purchase price allocation adjustments made during the first quarter of 2005 primarily related to employee termination benefits for former AT&T Wireless employees and adjustments to tax liabilities.

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 1.	Financial Statements (Unaudited)

CINGULAR WIRELESS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Preliminary Purchase Price Allocation

	As of		As of
	December 31, 2004	Adjustments	March 31, 2005

Assets acquired:
Current assets	$8,457 (1)	$8	$8,465
Property, plant and equipment	10,314	3	10,317
Intangible assets not subject to amortization Licenses	15,540	—	15,540
Intangible assets subject to amortization Customer relationships	5,010	—	5,010
Other intangible assets	312	—	312
Investments in unconsolidated subsidiaries	898	—	898
Other assets	447	—	447
Goodwill	20,468	9	20,477

Total assets acquired	61,446	20	61,466
Liabilities assumed:
Current liabilities, excluding current portion of long-term debt	3,261	128	3,389
Long-term debt	12,172	—	12,172
Deferred income taxes	3,938	(113)	3,825
Other non-current liabilities	811	5	816

Total liabilities assumed	20,182	20	20,202

Net assets acquired	$41,264	$—	$41,264

(1)	Includes $5,240 of cash used to finance the acquisition.

Triton Wireless Properties

In December 2004, the Company acquired from Triton PCS Holdings, Inc. (Triton) Triton’s wireless properties in Virginia (the Virginia properties) in exchange for certain of AT&T Wireless’ properties in North Carolina, Puerto Rico and the U.S. Virgin Islands (the NC/ PR properties) and $176 in cash in a transaction accounted for as a purchase in accordance with SFAS 141. Prior to FCC approval of the transfer of licenses, expected in the second quarter of 2005, each party is leasing the FCC licenses pertaining to the exchanged properties to the other party. The results of the Virginia properties have been included in, and the results of the NC/ PR properties have been excluded from, the Company’s consolidated financial statements since the closing date.

Under the purchase method of accounting, the assets and liabilities of the Virginia properties were recorded at their respective fair values as of the date of acquisition. The value of certain assets and liabilities of the Virginia properties are also based on preliminary valuations and are subject to adjustment. No adjustments were made during the first quarter of 2005.

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 1.	Financial Statements (Unaudited)

CINGULAR WIRELESS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pro Forma Financial Information

The following unaudited pro forma consolidated results of operations of the Company for the quarter ended March 31, 2004 assume that the acquisitions of AT&T Wireless and the Virginia properties and certain other related transactions were completed as of January 1, 2004:

Three Months Ended
March 31, 2004

Revenues	$7,815
Income before provision for income taxes	110
Net income	92

The pro forma amounts represent the historical operating results of AT&T Wireless and the Virginia properties with appropriate adjustments that give effect to depreciation and amortization, interest expense, income taxes, and the elimination of intercompany roaming activity among the Company, AT&T Wireless and the Virginia properties. The effects of other dispositions described below are included in the pro forma amounts presented above. The pro forma amounts are not necessarily indicative of the operating results that would have occurred if the acquisitions and related transactions had been completed at the beginning of the applicable periods presented. In addition, the pro forma amounts are not necessarily indicative of operating results in future periods, in which the Company might realize revenue enhancements and cost savings.

Dispositions

Termination of GSMF Network Infrastructure Joint Venture

In January 2005, the Company and T-Mobile dissolved their network infrastructure joint venture, GSMF. As part of the dissolution, the Company sold its ownership of the California/ Nevada Major Trading Area (MTA) network assets to T-Mobile for approximately $2,500 in cash. Also, as part of the dissolution, the Company was required to contribute an additional $200 to the venture to equalize the capital accounts. The Company retained the right to utilize the California/ Nevada and New York networks during a four-year transition period and has committed to purchase a minimum number of minutes over this term for resale with a purchase commitment value of $1,200. The Company and T-Mobile retained all of their respective customers in each market. Additionally, in January 2005, the Company sold 10 MHz of spectrum to T-Mobile in each of the San Francisco, Sacramento and Las Vegas BTAs for $180 as part of the dissolution of GSMF.

As part of the original joint venture agreement, the Company and T-Mobile were each to receive 50% of the spectrum used in the operation of the joint venture following its dissolution. Spectrum licenses were not contributed to the joint venture upon its formation in 2001 but rather were subject to a separate agreement governing their use. In connection with the dissolution, the Company and T-Mobile are contractually required to exchange certain spectrum licenses. The Company expects the spectrum licenses to be exchanged on January 1, 2007. The Company will receive 10 MHz of spectrum in the New York BTA and 2.5 MHz of spectrum in the Las Vegas, Nevada BTA, and T-Mobile will receive 5 MHz of spectrum in each of nine BTAs in California, the largest of which is San Diego. T-Mobile also has the option to purchase an additional 10 MHz of spectrum in the Los Angeles and San Diego BTAs from the Company at the end of two years, under certain circumstances.

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 1.	Financial Statements (Unaudited)

CINGULAR WIRELESS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company expects to recognize a net gain on the dissolution of the joint venture upon the completion of the spectrum exchange in 2007, principally due to the value of the New York spectrum to be received in connection with the consummation of these transactions.

The Company anticipates using a significant portion of the sale proceeds to fund capital expenditures through July 4, 2005, which would allow our members to defer income tax recognition on the gain from sale of the network to the extent of such use of the proceeds. As of March 31, 2005, $2,145 remained, which was classified as “Other assets” on the Company’s Consolidated Balance Sheets, as the Company has invested these funds in a qualified trust designated for future capital expenditures.

Other Divestitures

Pursuant to the Company’s agreement with the U.S. Department of Justice (DOJ) and the FCC to divest certain assets and spectrum as a condition to receiving regulatory approval to acquire AT&T Wireless, in April 2005 the Company sold to Alltel Corporation (Alltel) licenses, network assets and subscribers in several markets that the Company acquired as part of the AT&T Wireless acquisition. The Company also sold to Alltel 20 MHz of spectrum and network assets formerly held by AT&T Wireless in Wichita, Kansas, which it was not required to divest. In February 2005, the Company sold to MetroPCS former AT&T Wireless spectrum in each of Dallas, Texas and Detroit, Michigan, and to Cellco Partnership (d/b/a Verizon Wireless) former AT&T Wireless spectrum in Knoxville, Tennessee. Finally, in March 2005, the Company sold former AT&T Wireless properties and assets in specific rural regions of Arkansas, Mississippi and Texas, and a disposition of former AT&T Wireless assets in Missouri closed in April 2005. No gains or losses were recognized on the sale of former AT&T Wireless properties or spectrum.

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 1.	Financial Statements (Unaudited)

CINGULAR WIRELESS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Intangible Assets

Summarized below are the carrying values for the major classes of intangible assets amortized under SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), as well as the carrying values of those intangible assets which are not amortized:

		(Audited)
		December 31, 2004		March 31, 2005

		Gross		Gross
		Carrying	Accumulated	Carrying	Accumulated
	Useful Lives	Amount	Amortization	Amount	Amortization

Intangible assets subject to amortization:
Customer relationship intangibles	5 years	5,273	(575)	5,249	(1,013)
Foreign licenses	9-18 years	$14	$—	$14	$—
Other intangibles	1-10 years	312	(73)	308	(110)

Total		$5,599	$(648)	$5,571	$(1,123)

Intangible assets not subject to amortization:
FCC (U.S.) licenses		$24,748	$—	$24,409	$—
Goodwill		$21,637	—	$21,646	$—

The changes in the carrying value of goodwill for the three months ended March 31, 2005 are as follows; changes in goodwill for the quarter ended March 31, 2004 were immaterial.

Balance, December 31, 2004	$21,637
Goodwill acquired	—
Goodwill disposed of	—
Other adjustments	9

Balance, March 31, 2005	$21,646

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 1.	Financial Statements (Unaudited)

CINGULAR WIRELESS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents current and estimated amortization expense for each of the following periods:

Aggregate amortization expense:
For the three months ended March 31, 2005	$506

Estimated amortization expense:
For the remainder of 2005	$1,256
For the years ending December 31,
2006	1,321
2007	959
2008	605
2009 and thereafter	307

$4,448

In addition to the SFAS 142 intangible assets noted above, the Company recorded $1 of intangible assets in each of 2003 and 2004 in connection with the recognition of an additional minimum liability for its bargained pension plan and/or other unqualified benefit plans as required by SFAS No. 87, Employers’ Accounting for Pensions, (SFAS 87).

5.	Investments in and Advances to Equity Affiliates

The Company has investments in affiliates and has made advances to entities that provide the Company access to additional U.S. and international wireless markets, which include investments obtained in the Company’s acquisition of AT&T Wireless. The Company does not have a controlling interest in these investments, nor do these investments meet the criteria for consolidation under FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (FIN 46R). Substantially all of these investments are accounted for under the equity method of accounting and are reflected on the Consolidated Balance Sheets as Investments in and advances to equity affiliates. Investments accounted for under the cost method of accounting are reflected on the Consolidated Balance Sheets as Other assets. The most significant of these investments at December 31, 2004 was GSMF, a jointly-controlled network infrastructure venture with T-Mobile for networks in the New York City metropolitan area, California and Nevada, which was dissolved in January 2005 (see Note 3).

Investments in and advances to equity affiliates consist of the following:

	(Audited)
	December 31,	March 31,
	2004	2005

Investment in GSMF	$2,108	$—
Investment in Atlantic West B.V. (Netherlands)	349	350
Investment in IDEA Cellular Ltd. (India)	210	208
Other	9	9

	$2,676	$567

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 1.	Financial Statements (Unaudited)

CINGULAR WIRELESS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GSMF

As discussed in Note 3, GSMF was dissolved in January 2005. Prior to the dissolution, the Company and T-Mobile jointly funded capital expenditures of GSMF. Pursuant to the operating agreements, the Company and T-Mobile procured services and network equipment on behalf of GSMF in the respective markets. Network equipment was contributed to GSMF at prices which were mutually agreed upon by the parties and which approximated fair value. The Company deferred any resulting profits and recorded them as part of the Company’s investments in and advances to equity affiliates. The Company recognized the intercompany profit over the estimated useful lives of the related assets as a reduction of equity in net loss of affiliates.

Capital contributions to GSMF were generally determined by the Company’s proportionate share of the annual capital expenditure requirements based on each party’s incremental growth in network usage, and such contributions were accounted for as an increase to the Company’s investment. For the three months ended March 31, 2004, the Company made net capital contributions to GSMF of $94.

The Company incurred and charged to GSMF certain network operating costs. The monthly operating expenses of GSMF, including monthly cash payments made on tower capital lease obligations, were then charged back to the Company and T-Mobile based upon each party’s proportionate share of licensed spectrum in each market. Through a separate reciprocal home roaming agreement, the Company and T-Mobile charged each other for usage that was not in the same proportion as the spectrum-based allocations. This usage charge was primarily based upon the Company’s and T-Mobile’s share of the total minutes of use on the respective networks. These charges for network services are included in “Cost of services” in the consolidated statements of operations. These transactions are summarized as follows:

Three Months Ended
March 31, 2004

Network operating costs charged to GSMF	$91
Network services received based on usage	72

At December 31, 2004, the “Due (to) from affiliates, net” caption in the consolidated balance sheets included the following amounts related to transactions between the Company and GSMF:

December 31,
Due (to)/from for:	2004

Settlement of capital obligations	$125
Settlement of operating expenses	13

GSMF incurred net losses due to depreciation, deferred rent and interest expense, which were not reimbursed by the Company or T-Mobile. For the three months ended March 31, 2004, the Company recorded equity in the net loss of GSMF of $103 (restated).

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 1.	Financial Statements (Unaudited)

CINGULAR WIRELESS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information with respect to GSMF for the quarter ended March 31, 2004 was as follows:

Three Months Ended
March 31, 2004
Income Statement Information	(Restated)

Revenues	$128
Costs and expenses (excluding depreciation)	128
Depreciation expense	140

Operating loss	(140)
Interest expense	5
Other expense	7

Net loss	(152)

Atlantic West B.V.

Atlantic West B.V. (AWBV) is a 50/50 joint venture between the Company and Verizon Communications, Inc. (Verizon). AWBV owned a 49% interest in Eurotel Bratislava a.s. (Bratislava), a wireless operating entity in Slovakia prior to its sale in December 2004. In December 2004, AWBV sold its interest in Bratislava to Slovak Telecom a.s. for total cash proceeds of $315. The Company’s share of proceeds from the sale totaled $158. AWBV distributed $280 of the proceeds upon completion of the sale, of which $140 was distributed to the Company. AWBV holds the remaining $35 in cash, along with $662 in cash from a prior sale, which will be distributed equally to the Company and Verizon upon completion of a repatriation plan. This plan is expected to be completed during the second quarter.

IDEA Cellular Ltd.

In December 2004, the Company signed an agreement to sell its indirect 32.9% interest in IDEA Cellular Ltd. (IDEA), a cellular telecommunications company in India, to a joint venture between STT Communications Ltd. and TM International Sdn, a wholly-owned subsidiary of Telekom Malaysia Berhd. The Company will, upon closing of the transaction, receive the U.S. dollar equivalent of Rupees 9,108,628,130 based upon the exchange rate two business days before the transaction closes. The U.S. dollar equivalent was approximately $208 as of March 31, 2005. The transaction, which is expected to close by the third quarter, is subject to, among other things, regulatory approval in India as well as approval from the lenders to IDEA.

6.	Variable Interest Entities

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

CINGULAR WIRELESS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The other owners in these entities have the right to put their economic interests to the Company at cash prices equal to their initial investments plus a specified rate of return. The put rights can be exercised at certain times, of which the earliest exercise period will begin in February 2006 and the latest exercise period will end in April 2008. The Company’s maximum liability related to these entities as of March 31, 2005 was approximately $370, which represents the gross payment under the put options that provide the other owners the right to require the Company to purchase their ownership interests under certain circumstances. The fair values of these put obligations, estimated at $280 as of March 31, 2005, are included in “Other noncurrent liabilities” in the consolidated balance sheets. See Note 10 for further discussion of the Company’s commitments related to its variable interest entities.

In November 2004, the Company and Edge Mobile Wireless, LLC (Edge Mobile Wireless) entered into a definitive agreement, pursuant to which Edge Mobile, LLC (Edge) was formed to bid as an “entrepreneur” for certain 1900 MHz band PCS licenses auctioned by the FCC. The auction ended in February 2005. Edge was the successful bidder for, and, following the filing and review of the standard applications, expects to be granted 21 licenses. Edge’s total high bids for the licenses in which the Company will have an indirect economic interest amounted to $181, of which the Company is obligated to fund $174. In December 2004, the Company contributed $31 in equity to Edge, which was used to pay for a portion of the licenses. The Company contributed equity and made advances to Edge in March 2005 of $7 and $136, respectively, to cover its remaining obligation.

The Company determined that Edge meets the definition of a variable interest entity and that the Company is the primary beneficiary of the Edge variable interests. Accordingly, the Company consolidates the financial position, results of operations and cash flows of Edge.

Edge Mobile Wireless will have the right to put its economic interest in Edge to the Company at a cash price equal to Edge Mobile Wireless’ investment plus a specified rate of return. The put right can be exercised at certain times, but, in no event, prior to the grant of the licenses. Upon grant of the licenses to Edge, the Company will record the estimated fair value of the put obligation, which is immaterial to the Company’s financial condition.

The Company has no significant variable interests for which it is not deemed to be the primary beneficiary.

7.	Debt

Revolving Credit Agreement

Effective August 1, 2004, the Company entered into a revolving credit agreement with SBC and BellSouth for them to provide unsubordinated short-term financing on a pro rata basis at an interest rate of LIBOR plus 0.05% for the Company’s ordinary course operations based upon the Company’s budget and forecasted cash needs. The revolving credit agreement provides that in the event that the Company has available cash (as defined) on any business day, such amount shall first be applied to the repayment of the revolving loans, and any remaining excess then shall be loaned to SBC and BellSouth, pro rata, and ultimately applied on the first day of the subsequent month to the repayment of the Subordinated Notes (member loans) from SBC and BellSouth if the Company does not then require a cash advance under the agreement. In addition, the revolving credit agreement provides that free cash flow (as defined) after repayment of the revolving loans and the member loans will be distributed to SBC and BellSouth. For the quarter ended March 31, 2005, the Company made no repayments of their member loans. As of

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 1.	Financial Statements (Unaudited)

CINGULAR WIRELESS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2005, the outstanding balance under the revolving credit agreement was $674. The initial term of the agreement expires in July 2005. The agreement provides that SBC and BellSouth may extend its term, and the Company expects them to do so for the foreseeable future.

8.	Related Party Transactions

In addition to the affiliate transactions with equity investees described elsewhere in these consolidated financial statements, other significant transactions with related parties, principally the Company’s members, are as follows:

	Three Months
	Ended
	March 31,

Type of Service(1)	2004	2005

Agent commissions and compensation	$32	$20
Interconnect and long distance	207	282
Telecommunications and other services	25	34

(1)	See Note 12 to the Company’s audited consolidated financial statements included in Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 for a further description of services.

The Company had receivables from affiliates of $247 and $104 and payables to affiliates of $109 and $72 at December 31, 2004 and March 31, 2005, respectively, primarily with SBC, BellSouth and GSMF (see also Note 5).

9.	Acquisition-Related, Integration and Other Costs

Management plans to exit certain activities of AT&T Wireless, including disposing of redundant facilities, and interests in certain foreign operations, and to integrate the acquired operations with those of the Company. These plans affect many areas of the combined company, including sales and marketing, network, information technology, customer care, supply chain and general and administrative functions. In connection therewith, the Company expects to incur significant costs over the next several years associated with such dispositions and integration activities. Management is in the process of developing these plans and expects to finalize them by the third quarter of 2005. The Company expects that the plans will require adjustments to the purchase price allocation for the acquired assets and assumed liabilities of AT&T Wireless and may also result in the need to shorten the useful lives of certain network and other property, plant and equipment.

In connection with these integration efforts, the Company recognized $19 of involuntary severance and related benefits in the first quarter of 2005 for approximately 1,100 Cingular employees who have been identified to be displaced during 2005. The majority of these employees are expected to leave their positions in the second quarter. Employee termination benefits to be paid to former Cingular employees are recorded in accordance with SFAS No. 112, Employers’ Accounting for Postemployment Benefits (SFAS 112). Additional liabilities for termination benefits to be provided to former Cingular employees are expected to be recognized under SFAS 112 when such costs are probable and estimable. Employee termination benefits, including involuntary severance and related benefits, to be provided to approximately

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 1.	Financial Statements (Unaudited)

CINGULAR WIRELESS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1,850 former AT&T Wireless employees totaling $69 were recorded during the first quarter of 2005 and were recognized under Emerging Issues Task Force (EITF) Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (EITF 95-3), as liabilities assumed in the purchase business combination. As of March 31, 2005, approximately 450 of the identified employees had left their positions.

The following table displays the activity and balances of the combined restructuring reserves for both former Cingular employees and AT&T Wireless employees, which is reflected in accrued liabilities on the consolidated balance sheet as of March 31, 2005:

Balance at December 31, 2004	$31
Additions	88
Deductions(1)	(25)

Balance at March 31, 2005	$94

(1)	Includes cash payments and adjustments for changes in employment status.

10.	Commitments and Contingencies

Commitments

The Company has unconditional purchase commitments for advertising and marketing, computer equipment and services, roaming, long distance services, network equipment and related maintenance and software development and related maintenance. See Note 18 to the Company’s audited consolidated financial statements included in Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 for a further description of these commitments. In the first quarter of 2005, the Company entered into $100 of additional purchase commitments, primarily for telecommunications services.

In connection with the termination of the Company’s GSMF network infrastructure joint venture with T-Mobile (see Note 3), the Company has a four-year commitment to purchase from T-Mobile minutes for resale, with a value of $1,200. This commitment became effective in January 2005, and approximately $1,000 of the purchase commitment remained outstanding as of March 31, 2005.

As described in Note 6, the Company has interests in several variable interest entities that were formed to acquire licenses that were restricted by the FCC to businesses with limited assets and revenues. Two of these variable interest entities, Salmon PCS LLC (Salmon) and Alaska Native Wireless, LLC (ANW), include terms within their venture agreements, such that the other owners may elect to require the Company to purchase their interests at specified time periods. The other owner of Salmon, Crowley Digital Wireless LLC (Crowley Digital), has the right to put its approximate 20% economic interest in Salmon to the Company at a cash price equal to Crowley Digital’s initial investment plus a specified rate of return. The put right can be exercised at certain times, of which the earliest exercise period will begin in February 2006 and the latest exercise period will end in April 2008. The Company’s maximum liability for the purchase of Crowley Digital’s interest in Salmon under this put right is $225, of which $159 was reflected in “Other noncurrent liabilities” as of March 31, 2005. In accordance with the terms of the ANW venture agreement, in March 2007, the other owners of ANW may elect to require the Company to purchase their

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 1.	Financial Statements (Unaudited)

CINGULAR WIRELESS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interests in ANW for $145, of which $121 was reflected within “Other noncurrent liabilities” as of March 31, 2005. Under certain circumstances, this right may be exercised earlier, in which case the amount payable would be reduced by 5 percent per annum.

In addition to the above, the Company has commitments related to capital leases, primarily for the use of communications towers; operating leases for facilities and equipment used in operations; commitments with local exchange carriers for dedicated lease lines; and commitments for monitoring and maintenance services related to its communications towers. See Note 18 to the Company’s audited consolidated financial statements included in Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 for a further description of these commitments.

Contingencies

The Company and AT&T Wireless are defendants in a lawsuit brought by Freedom Wireless Inc. alleging patent infringement related to prepaid wireless service. The case is pending in the U.S. District Court for the District of Massachusetts, and the trial for this matter commenced in late February 2005. The trial is expected to last until early May 2005. The plaintiff is seeking approximately $260 in monetary damages from the Company, as well as injunctive relief. Boston Communications Group, Inc. (BCGI), whose prepaid technology platform the Company has used and whose technology is alleged to infringe two patents held by Freedom Wireless, has agreed to indemnify the Company with respect to the claims asserted in this litigation. If BCGI does not have adequate financial resources to pay any judgment, the Company would be required to make such payment. Financial and other information regarding BCGI can be obtained at www.bcgi.net. (This website address is an inactive textual reference included for information only and is not intended to be an active link to or incorporate any website information into this document.)

11.	Subsequent Events

Alltel Transaction

See Note 3 for a discussion of the transaction with Alltel, which closed in April 2005.

Contribution of Arkansas Assets and Operations

On May 1, 2005, SBC contributed to the Company the wireless operations and assets in the Arkansas markets. The pending contribution of these assets were recorded as “Receivable for properties to be contributed” in the consolidated balance sheets at the formation of Cingular in October 2000. Amounts recorded have been adjusted to reflect the historical basis of accounting of the net assets contributed.

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

The following should be read in conjunction with the December 31, 2004 Cingular Wireless LLC audited consolidated financial statements and accompanying notes, related information and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

At March 31, 2005, we served approximately 50.4 million voice and data customers over our cellular and PCS networks, and we were the largest provider of wireless voice and data communications services in the United States, based on revenues and number of wireless customers. We had access to licenses to provide cellular or PCS wireless communications services covering an aggregate population (POPs) of 292 million, or approximately 98% of the U.S. population, including all of the 100 largest U.S. metropolitan areas.

Industry and Operating Trends

We compete for customers based principally on our reputation, network quality, customer service, price and service offerings. We face substantial and increasing competition in all aspects of our business. Our competitors are principally four national (Verizon Wireless, Sprint PCS, Nextel Communications and T-Mobile) and a large number of regional providers of cellular, PCS and other wireless communications services, as well as resellers. In addition, we may experience significant competition from companies that provide similar services using other current or future communications technologies and services. Our management focuses on the key wireless industry drivers of customer penetration, average revenue per user (ARPU), operating income, including OIBDA, defined as operating income (loss) before depreciation and amortization, and reputation within the wireless industry to evaluate our performance.

The wireless telecommunications industry is continuing to grow and consolidate; however, a high degree of competition exists among the current five national carriers, their affiliates and the smaller regional carriers. This competition and other factors will continue to put pressure on pricing, margins and customer churn as the carriers compete for customers. Future carrier revenue growth is highly dependent upon the number of net customer additions a carrier can achieve and the ARPU derived from its customers.

Our ARPU has weakened over the past several years declining from $52.91 for the year ended December 31, 2001 to $49.59 for the first quarter of 2005. This trend has resulted from decelerating revenue growth caused primarily by:

•	reduced revenues from airtime charges, primarily from the popularity of our rollover plans, which allow customers to carry over unused minutes for up to one year; our national plans, which include no roaming charges; and our free mobile-to-mobile minutes, which allow Cingular customers to call other Cingular customers at no charge;

•	expansion of subscriber base to customers on lower price plans, such as prepaid, reseller plans and our FAMILYTALK® and similar plans targeting different market segments;

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

•	decreased roaming revenues due to our acquisition of AT&T Wireless, previously our largest roaming partner; lower negotiated roaming rates; and broader coverage footprints, which obviate the need for roaming; and

•	increased competition, which has, in general, resulted in voice pricing reductions.

Although we see some stabilization of the above trends, we believe that ARPU will continue to be under pressure, notwithstanding increasing revenue from data services.

Competition and the slowing rate of wireless service penetration will continue to adversely impact revenue growth, increase expenses and put pressure on margins. We expect cost of services increases to continue due to higher network system usage, including the costs we are now paying T-Mobile for the utilization of their network in California and Nevada, higher costs as we integrate AT&T Wireless’ network and operations with ours and, to a lesser extent, redundant expenses related to operating multiple networks as our customer base transitions from our TDMA network to our GSM network. If we continue to be successful in increasing our postpaid customer base, our customer acquisition costs will also increase despite declines in our average cost per subscriber addition. We also expect increased costs to maintain and support our growing customer base, including costs to migrate AT&T Wireless customers to Cingular common service offerings and for customer care initiatives to improve our level of service to our combined customer base and to retain existing customers. We expect these and other cost increases to be partially offset by ongoing efforts to reduce general and administrative expenses and decreased roaming costs as a result of lower negotiated roaming rates with other carriers and the acquisition of AT&T Wireless. In addition, we expect to see synergy savings related to our AT&T Wireless acquisition offset integration costs and other expense increases and begin to contribute to higher margins during the second half of 2005 and into 2006. The effective management of customer churn is also paramount in maximizing revenue growth and maintaining and improving margins.

Significant Transactions

AT&T Wireless Acquisition

On October 26, 2004, our Manager acquired AT&T Wireless for an aggregate consideration of approximately $41,000 in cash, and on October 27, 2004, our Manager sold to us all of its interest in AT&T Wireless. At the acquisition date, AT&T Wireless served nearly 22 million customers over its cellular and PCS networks in the U.S. and the Caribbean. AT&T Wireless also held equity interests in U.S. and international communications ventures, corporations and partnerships.

During the first quarter of 2005, we continued to integrate the AT&T Wireless operations into our own. As such, our operating results were negatively impacted during the first quarter by $105 of integration costs, which were primarily reflected within Selling, general and administrative expenses. Integration costs during the quarter included employee termination benefits for former Cingular employees, continued spending associated with re-branding the combined company and support of our common customer service initiative and systems integration costs. Employee termination benefits recorded associated with former Cingular employees totaled $19 and were recorded in accordance with SFAS No. 112, Employers’ Accounting for Postemployment Benefits (SFAS 112). Also during the first quarter, we recorded employee termination benefits to be provided to former AT&T Wireless employees totaling $69, which were recognized under EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (EITF 95-3), as liabilities assumed in the purchase business combination. Lastly, our operating income in the first quarter was negatively impacted by nearly $500 of non-cash amortization expenses related to amortizable intangible assets that were recorded in conjunction with the acquisition.

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

Management plans to exit certain activities of AT&T Wireless, including disposing of redundant facilities and interests in certain foreign operations, and to integrate the acquired operations with ours. These plans affect many areas of the combined company, including sales and marketing, network, information technology, customer care, supply chain and general and administrative functions. The Company expects to incur significant costs over the next several years associated with such dispositions and integration activities. Management is in the process of developing these plans and expects to finalize them by the third quarter of 2005. Although we have begun to realize cost savings and improvements in the operating performance of our combined operations, the more significant cost synergies will not occur until later in 2005 from the elimination of redundant facilities, advertising costs, staff functions, capital expenditures and other costs. We expect these synergy savings to partially offset integration costs and higher amortization expense in 2005 and then contribute to higher operating margins, beginning during 2006.

Through April 2005, we completed several transactions to dispose of domestic wireless assets required to be divested by the FCC and the DOJ in connection with our acquisition of AT&T Wireless. These divested assets did not have a material impact on our ability to provide services in such markets or on our results of operations. We have completed all divestitures as required by the FCC and DOJ.

Termination of GSMF Network Infrastructure Joint Venture

In January 2005, we and T-Mobile dissolved our network infrastructure joint venture, GSMF. As part of the dissolution, we sold our ownership of the California/Nevada MTA network assets to T-Mobile for approximately $2,500 in cash. Also, as part of the dissolution, we were required to contribute an additional $200 to the venture to equalize the capital accounts. We retained the right to utilize the California/ Nevada and New York networks during a four-year transition period and have committed to purchase a minimum number of minutes over this term for resale with a purchase commitment value of $1,200. Approximately $1,000 of this commitment remained outstanding at March 31, 2005. We and T-Mobile retained all of our respective customers in each market. Additionally, in January 2005, we sold 10 MHz of spectrum to T-Mobile in each of the San Francisco, Sacramento and Las Vegas BTAs for $180 as part of the dissolution of GSMF.

As part of the original joint venture agreement, we and T-Mobile were each to receive 50% of the spectrum used in the operation of the joint venture following its dissolution. Spectrum licenses were not contributed to the joint venture upon its formation in 2001 but rather were subject to a separate agreement governing their use. In connection with the dissolution, we and T-Mobile are contractually required to exchange certain spectrum licenses. We expect the spectrum licenses to be exchanged on January 1, 2007. We will receive 10 MHz of spectrum in the New York BTA and 2.5 MHz of spectrum in the Las Vegas, Nevada BTA, and T-Mobile will receive 5 MHz of spectrum in each of nine BTAs in California, the largest of which is San Diego. T-Mobile also has the option to purchase an additional 10 MHz of spectrum in the Los Angeles and San Diego BTAs from us at the end of two years, under certain circumstances.

We expect to recognize a net gain on the dissolution of the joint venture upon the completion of the spectrum exchange in 2007, principally due to the value of the New York spectrum to be received in connection with the consummation of these transactions.

We anticipate using a significant portion of the sale proceeds to fund capital expenditures through July 4, 2005, which would allow our members to defer income tax recognition on the gain from sale of the network to the extent of such use of the proceeds. As of March 31, 2005, $2,145 remained, which was classified as “Other assets” on our Consolidated Balance Sheets, as we have invested these funds in a qualified trust designated for future capital expenditures.

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

Restatement of Consolidated Financial Statements for Lease Accounting

During the course of preparing our 2004 consolidated financial statements, we determined that our method of accounting for operating leases, principally for cell sites, which have escalating rentals during the initial lease term and during the succeeding optional renewal periods, did not comply with the requirements of SFAS No. 13, Accounting for Leases and FASB Technical Bulletin No. 85-3, Accounting for Operating Leases with Scheduled Rent Increases. Historically, we had not assumed the exercise of available renewal options in accounting for operating leases. We reevaluated our accounting for operating leases and the related useful lives for depreciating leasehold improvements following publication of a letter issued by the Office of the Chief Accountant of the SEC on February 7, 2005. In light of our investment in each cell site, including acquisition costs and leasehold improvements, we determined the exercise of certain renewal options was reasonably assured at the inception of the leases. Accordingly, we corrected our accounting to recognize rent expense, on a straight-line basis, over the initial lease term and renewal periods that are reasonably assured, and to depreciate the associated leasehold improvements and other related assets over the lesser of their useful lives or their respective lease terms. While we believed that the impact of this error was not material to any previously issued financial statements, we determined that the cumulative adjustment required to correct this error was too large to record in 2004. Accordingly, our management and the Audit Committee of the board of directors of the Manager concluded that our financial statements for fiscal periods ending December 31, 2000 through December 31, 2003 and the first three interim periods of 2004 should be restated. The restated financial statements, including those for the three months ended March 31, 2004, were included in our Annual Report on Form 10-K for the year ended December 31, 2004.

In addition, our infrastructure venture GSMF, which was accounted for under the equity method prior to its dissolution in January 2005, reached a similar conclusion with respect to operating leases, requiring correction and restatement of its previously issued financial statements for the years ended December 31, 2002 and 2003. This Management’s Discussion and Analysis of Financial Condition and Results of Operations for the quarter ending March 31, 2004 has been modified and updated to reflect the effects of these restatements.

Reclassification of Consolidated Financial Statements for Pass-Through Taxes

The statement of operations for the quarter ended March 31, 2004 has been reclassified to reflect certain billings related to pass-through taxes to our customers as “Service revenues” and the related payments to the associated taxing authorities and regulatory agencies as “Cost of services” expense. Operating income and net income were unaffected by the reclassification. The amount reclassified for the three months ended March 31, 2004 was $25.

For the three months ended March 31, 2005, $39 was classified to reflect certain billings related to pass-through taxes to our customers as “Service revenues” and the related payments to the associated taxing authorities and regulatory agencies as “Cost of services” expense.

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

Selected Financial and Operating Data

	Three Months Ended
	March 31,

	2004	2005

	(Restated)
Construction and capital expenditures(1)	$334	$971
Licensed cellular/PCS POPs (in millions) (end of period)(2)	240	292
Total cellular/PCS customers (in millions) (end of period)(3)	24.6	50.4
Net additions, cellular/PCS customers (in millions)	0.6	1.4
Cellular/PCS customer churn(4)	2.7%	2.2%
Average cellular/PCS revenue per user (ARPU)(5) (in actual dollars)	$48.30	$49.59
OIBDA(6)	$1,103	$1,789
OIBDA margin(7)	30.8%	24.1%

(1)	Capital expenditures for the quarter ended March 31, 2004 do not include capital expenditures and cash contributions related to our infrastructure venture, GSMF, which was dissolved in January 2005.

(2)	Licensed POPs refers to the number of people residing in areas where we have licenses to provide cellular or PCS service.

(3)	Cellular/PCS customers include customers served through reseller agreements.

(4)	Cellular/PCS customer churn is calculated by dividing the aggregate number of cellular/PCS customers who cancel service during each month in a period by the total number of cellular/PCS customers at the beginning of each month in that period. Beginning in the first quarter of 2005 we adopted a new reseller churn calculation methodology that, for resellers, is based on net disconnects. See “Consolidated Results of Operations, Three Months Ended March 31, 2004 Compared with the Three Months Ended March 31, 2005”.

(5)	ARPU is defined as cellular/PCS service revenues during the period divided by average number of cellular/PCS customers during the period. For discussion of ARPU and reconciliation to its most comparable measure under GAAP, see “ARPU Discussion” below.

(6)	OIBDA is defined as operating income (loss) before depreciation and amortization. For discussion of OIBDA and reconciliation to its most comparable measure under GAAP, see “OIBDA Discussion” below.

(7)	OIBDA margin is defined as OIBDA divided by service revenues.

OIBDA Discussion

OIBDA is defined as operating income (loss) before depreciation and amortization. Although we have used substantively similar measures in the past, which we called “EBITDA”, we now use the term OIBDA to describe the measure we use as it more clearly defines the elements of the measure. OIBDA margin is calculated as OIBDA divided by services revenue. These are non-GAAP financial measures. They differ from operating income (loss) and operating margin, as calculated in accordance with GAAP, in that they exclude depreciation and amortization. They differ from net income (loss), as calculated in accordance with GAAP, in that they exclude, as presented in our Consolidated Statements of Income: (i) depreciation and amortization, (ii) interest expense, (iii) minority interest expense, (iv) equity in net income (loss) of affiliates, (v) other, net, and (vi) provision (benefit) for income taxes. We believe these measures are relevant and useful information to our investors as they are an integral part of our internal management reporting and planning processes and are important metrics that our management uses to

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

We believe OIBDA as a percentage of services revenue to be a more relevant measure of our operating margin than OIBDA as a percentage of total revenue. We generally subsidize a portion of our handset sales, all of which are recognized in the period in which we sell the handset. This results in a disproportionate impact on our margin in that period. Management views this equipment subsidy as a cost to acquire or retain a subscriber, which is recovered through the ongoing service revenue that is generated by the subscriber. We also use services revenue to calculate margin to facilitate comparison, both internally and externally with our competitors, as they calculate their margins using services revenue as well.

There are material limitations to using these non-GAAP financial measures, including the difficulty associated with comparing these performance measures as we calculate them to similar performance measures presented by other companies, and the fact that these performance measures do not take into account certain significant items, including depreciation and amortization, interest, tax expense and equity in net income (loss) of affiliates, that directly affect our net income or loss. Management compensates for these limitations by carefully analyzing how our competitors present performance measures that are similar in nature to OIBDA as we present it, and considering the economic effect of the excluded expense items independently as well as in connection with its analysis of net income (loss) as calculated in accordance with GAAP. OIBDA and OIBDA margin should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with accounting principles generally accepted in the U.S. OIBDA and OIBDA margin, as we have defined them, may not be comparable to similarly titled measures reported by other companies.

ARPU Discussion

ARPU is defined as cellular/PCS service revenues during the period divided by average cellular/PCS customers during the period. This metric is used to compare the recurring revenue amounts generated on our cellular/PCS network to prior periods and internal targets. Our ARPU calculation excludes Mobitex

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

data revenues and thereby makes our metric more comparable with other wireless carriers. We believe that this metric provides useful information concerning the performance of our ongoing initiatives to attract and retain high value customers and the use of our network.

Reconciliation of Non-GAAP Financial Measures to GAAP Financial Measures.

	Three Months Ended
	March 31,

	2004	2005

	(Restated)
Income (loss) before cumulative effect of accounting change	$215	$(240)
Plus: Interest expense	198	338
Plus: Minority interest expense	27	16
Plus: Equity in net loss (income) of affiliates	108	(2)
Plus: Other, net	(4)	(20)
Plus: Provision (benefit) for income taxes	6	22

Operating income (loss)	550	114
Plus: Depreciation and amortization	553	1,675

OIBDA	$1,103	$1,789

Service revenues	$3,583	$7,419
Less: Mobitex network service revenues	58	18

Service revenues used to calculate ARPU	$3,525	$7,401

Consolidated Results of Operations

Three Months Ended March 31, 2004 Compared with the Three Months Ended March 31, 2005

Consistent with GAAP, the discussion of our results of operations for the quarter ended March 31, 2005 includes the financial results of AT&T Wireless. Additionally, as described above, effective January 5, 2005, we terminated our GSMF joint venture with T-Mobile. Prior to its termination, our Consolidated Statements of Operations included our share, based upon our proportionate share of licensed spectrum and/or minutes of use, of the network related costs of GSMF (excluding depreciation) as Costs of services expense. Additionally, we reflected our proportionate share, based upon economic ownership, of GSMF’s non-cash related expenses, primarily depreciation, as Equity in net loss of affiliates. As discussed above, in conjunction with the dissolution, we sold our network assets in California and Nevada, which were previously held by GSMF, to T-Mobile. Since then, we have been purchasing for resale minutes of use from T-Mobile, which costs (including costs previously reflected in Equity in net loss of affiliates) are reflected within Costs of services. The inclusion of the AT&T Wireless results and the impact associated with the termination of GSMF and the sale of our California/Nevada network assets may render direct comparisons with the results for prior periods less meaningful.

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

Customer Base

	Three Months
	Ended
Customers	March 31,		Change*

	2004	2005	Fav(Unfav)%

	(In thousands)
Cellular/PCS Customers
Beginning of Period	24,027	49,109	25,082	104.4%
Gross Additions
Postpaid	1,780	3,629	1,849	103.9%
Prepaid	381	741	360	94.5%
Reseller	337	393	56	16.6%

Total Gross Additions	2,498	4,763	2,265	90.7%
Net Additions (Losses)
Postpaid	296	1,115	819	276.7%
Prepaid	52	(87)	(139)	-267.3%
Reseller	206	391	185	89.8%

Total Net Additions	554	1,419	865	156.1%
Other Adjustments	37	(159)	(196)	-529.7%

End of Period	24,618	50,369	25,751	104.6%

*	The percentage change is based on the actual whole numbers

We had approximately 50.4 million cellular/PCS customers at March 31, 2005, representing a growth of 25.8 million in our cellular/PCS customer base from a year ago, including the approximately 22 million customers we assumed in conjunction with our acquisition of AT&T Wireless. For the three months ended March 31, 2005, cellular/PCS customer gross additions totaled 4.8 million and represented a 2.3 million increase from the same prior year period. The increase in customer gross additions was primarily driven by incremental gross additions from our recently acquired AT&T Wireless markets. Additionally, gross customer additions rose due to growth in our traditional Cingular postpaid customer segment. The strong customer gross additions during the first quarter were driven by the larger distribution network of the combined company; attractive service offerings, including the popularity of our FAMILYTALK® plans; and continued high levels of advertising of the combined company. Offsetting these increases was a decrease in our reported reseller customer gross additions due to the change in methodology for calculating our reseller churn which we implemented effective with the first quarter of 2005, and conformity issues related to the calculation of churn for Cingular and AT&T Wireless, which we implemented in the fourth quarter of 2004. See further discussion of these changes below.

For the three months ended March 31, 2005, the cellular/PCS churn rate was 2.2%, down from a 2.7% churn rate in the corresponding prior year period. The decline in our churn rate resulted from a lower churn rate in our postpaid customer base, as well as from the change in our methodology in calculating churn related to our reseller customers and changes resulting from the conformity issues implemented in the fourth quarter of 2004. We believe that the decline in our postpaid churn resulted as the combined company provides a more compelling value proposition than Cingular was able to provide before the acquisition, including more affordable rate plans, broader network coverage, higher network quality, exclusive devices and mobile-to-mobile calling to over 50 million Cingular customers. During the first

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

quarter, we were successful in transitioning former AT&T Wireless customers to Cingular service offerings. Since our acquisition of AT&T Wireless, we have successfully migrated approximately three million former AT&T Wireless customers to Cingular service offerings, including approximately two million during the first quarter.

Beginning in the first quarter of 2005, we adopted a new reseller churn calculation methodology that will result in an aggregate churn calculation that is more comparable with our major competitors. Prior to 2005, we included gross reseller disconnects in our churn calculation. Effective with the first quarter of 2005, we base our churn calculation on total net reseller disconnects. This change resulted in an improvement to our first quarter 2005 reported churn of approximately 30 basis points. Changes to conform the traditional Cingular presentation to certain of the AT&T Wireless churn methodologies resulted in an improvement to our first quarter 2005 reported churn of less than 10 basis points. To date, wireless local number portability has not materially impacted our customer churn rate.

Other adjustments to our subscriber base during the first quarter primarily included the removal of subscribers associated with markets sold during the first quarter, including those that were required to be divested by the FCC and DOJ in connection with their approval of our acquisition of AT&T Wireless and for conforming policy adjustments between Cingular and AT&T Wireless’ subscriber methodology related to prepaid subscribers.

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

Historical Consolidated Data — For the three months ended March 31, 2004 and 2005.

	Three Months Ended
	March 31,
			Change
	2004
	(Restated)	2005	$	%

Operating revenues
Local service revenues — voice	$3,104	$6,179	3,075	99.1%
Data revenues	137	570	433	316.1%

Total local service revenues	3,241	6,749	3,508	108.2%
Incollect roamer revenues	155	303	148	95.5%
Long distance	42	114	72	171.4%

Subscriber revenues	3,438	7,166	3,728	108.4%
Outcollect revenues	114	164	50	43.9%
Other revenues	31	89	58	187.1%

Other service revenues	145	253	108	74.5%

Wireless service revenues	3,583	7,419	3,836	107.1%
Equipment sales	384	810	426	110.9%

Total operating revenues	3,967	8,229	4,262	107.4%

Operating expenses
Cost of services (excluding depreciation)	955	2,144	1,189	124.5%
Cost of equipment sales	537	1,295	758	141.2%
Selling, general and administrative	1,372	3,001	1,629	118.7%
Depreciation and amortization	553	1,675	1,122	202.9%

Total operating expenses	3,417	8,115	4,698	137.5%

Operating income	550	114	(436)	-79.3%

Other income (expenses):
Interest expense	(198)	(338)	(140)	70.7%
Minority interest in earnings of consolidated entities	(27)	(16)	11	-40.7%
Equity in net income (loss) of affiliates	(108)	2	110	-101.9%
Other, net	4	20	16	400.0%

Total other income (expenses)	(329)	(332)	(3)	0.9%

Income (loss) before provision for income taxes	221	(218)	(439)	-198.6%
Provision for income taxes	6	22	16	266.7%

Net income (loss)	$215	$(240)	(455)	-211.6%

Operating Revenues

Total operating revenues, consisting of service revenues and equipment sales, increased $4,262, or 107.4%, to $8,229 for the three months ended March 31, 2005, compared with $3,967 for the prior year. The growth in service revenues of $3,836 was primarily the result of the increased revenues associated with our acquisition of AT&T Wireless in the fourth quarter of 2004. To a lesser extent, service revenues increased from postpaid customer growth and higher data and regulatory fee revenues in the traditional Cingular markets. Equipment sales contributed $426 of the increase in total operating revenues, driven primarily by

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

incremental revenues from AT&T Wireless markets and higher volumes of equipment sales in the traditional Cingular markets, including increased upgrade sales as we migrate former AT&T Wireless customers to Cingular common service offerings. Partially offsetting this growth was an overall decline in the average revenue per unit sold.

The components of the change in service revenues are described as follows:

Service revenues. Service revenues, comprised of local service, data, roaming, long distance and other revenues, increased $3,836, or 107.1%, compared with the same prior year period.

The local service component of total service revenues includes recurring monthly access charges, airtime usage, including prepaid service, and charges for optional features and services, such as voice mail, mobile-to-mobile calling, roadside assistance, caller ID, and handset insurance. Local service revenues also include billings to our customers for the Universal Service Fund (USF) and other regulatory fees and pass-through taxes.

The key driver of the $3,075, or 99.1% increase in local service revenues was the 104.5% increase in the average number of cellular/PCS customers, including the nearly 22 million customers assumed with the AT&T Wireless acquisition. The increase in local service revenues related to the higher number of subscribers was partially offset by a decline in the local service revenue component of ARPU, despite an overall increase in our total reported ARPU. The local service revenue component of our ARPU reflected increased USF and regulatory fees but was more than offset by a decline in the per user contribution to our ARPU from our monthly access charges and airtime usage. Declines in per unit access and airtime charges were driven by an increase in the number of our customers on our rollover plans, which allow customers to carry over unused minutes for up to one year, and also due to our free mobile-to-mobile minutes, which allow Cingular customers to call other Cingular customers at no charge. Additionally, per unit access and airtime charges decreased due to a larger embedded customer base on lower ARPU rate plans, including FamilyTalk®, more customers sold through our resellers, and rate plans that include larger buckets of minutes thereby reducing billed minute overages.

Increases in data revenues also favorably impacted total local service revenues. The $433, or 316.1%, increase in data revenues over the prior year period was driven by increased data service penetration and usage of SMS short messaging and other data services by our cellular/PCS customers, including those data customers assumed with the AT&T Wireless acquisition. Partially offsetting these increases was the loss of revenues from our Mobitex data business, which we sold during the fourth quarter of 2004.

Roaming revenues, including both incollect and outcollect revenues, increased $198, or 73.6%, for the three months ended March 31, 2005 when compared with the corresponding prior year period. The increase resulted as higher roaming revenues from the acquired AT&T Wireless subscriber base more than offset the elimination of the intracompany roaming between former AT&T Wireless and Cingular subscribers.

Long distance revenues, for the three months ended March 31, 2005 increased $72, or 171.4% from the prior year period due to the revenue associated with the acquired AT&T Wireless subscribers and an increase in international long distance revenues from the traditional Cingular subscriber base as more subscribers continue to be migrated to our GSM network, which allows for more access to international calling than TDMA subscribers.

ARPU. Cellular/PCS ARPU for the three months ended March 31, 2005 was $49.59, an increase of $1.29, or 2.7%, compared with $48.30 for the three months ended March 31, 2004. Increases in ARPU related to higher customer usage and increased per unit contributions from data, long distance and regulatory fee revenues were partially offset by the lower ARPU associated with lower monthly access and airtime charges from FAMILYTALK®, reseller customers, free mobile-to-mobile calling features of many

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

of our plans, reduced minute overages due to larger bucket plans and rollover plans. Additionally, ARPU for the three months ending March 31, 2005 reflects the ARPU of the acquired AT&T Wireless customer base which in general had higher ARPUs than the traditional Cingular customer base.

Operating Expenses

Cost of services (exclusive of depreciation). The $1,189, or 124.5%, increase in cost of services for the three months ended March 31, 2005 compared with the corresponding prior year period, including the impact of the AT&T Wireless acquisition, resulted from an increase in local network system costs of $1,046, and an increase of $143 in third-party network system costs (i.e., roaming and long distance costs). Local network system cost increases were primarily driven by incremental expenses associated with the acquired AT&T Wireless network, including higher interconnection fees associated with a 133.8% growth in system minutes of use; higher facilities related costs resulting from the increase in cell sites and with maintaining additional duplicate TDMA and GSM networks; and increased USF and regulatory fees from the increase in the customer base. Local network system costs also increased approximately $130 as a result of the termination of our joint venture, GSMF (see further discussion of accounting impacts related to GSMF above). Third-party network system cost increases included a $55 increase in incollect roaming costs and an $88 increase in long distance costs. Both increases were driven by higher volumes of minutes, including those minutes associated with the acquired AT&T Wireless subscribers, which more than offset rate decreases for both our incollect minutes and long distance minutes, and the elimination of intracompany roaming between former AT&T Wireless customers and Cingular.

Cost of equipment sales. For the three months ended March 31, 2005, the $758, or 141.2%, increase in cost of equipment sales was driven primarily by higher unit sales associated with the recently acquired AT&T Wireless markets, as well as higher unit sales in the traditional Cingular markets, which were partially offset by a decline in the average cost per unit sold. Higher unit sales resulted both from the 90.7% increase in gross customer additions, as well as increased upgrade activity. Upgrade costs increased approximately $232 compared with the same prior year period due to the migration of former AT&T Wireless customers to Cingular common service offerings and a shift to more advanced handsets as a result of our GSM network overlay.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended March 31, 2005 increased $1,629, or 118.7%, when compared with the corresponding prior year period, which included the incremental expenses associated with the recently acquired AT&T Wireless markets. Selling, general and administrative expenses during the first quarter of 2005 included $102 of integration expenses, primarily related to employee termination benefits for former Cingular employees, continued spending associated with re-branding the combined company and support of our common customer service initiative, and system integration costs.

Selling expenses, which include sales, marketing, advertising and commission expenses, for the three months ended March 31, 2005, were $1,270, an increase of $627, or 97.5%, compared with $643 for the same prior year period. The primary increases in selling expenses related to increased sales personnel costs associated with the acquired AT&T Wireless sales force, higher advertising and promotions expenses and increased commissions expenses related to the 90.7% increase in gross customer additions compared with the prior year period. Selling expenses included $37 of integration expenses during the first quarter of 2005.

Costs for maintaining and supporting our customer base increased $665, or 131.7%, for the three months ended March 31, 2005, compared with the same prior year period. Increased costs were principally due to higher customer service expenses, an increase in upgrade commissions and an increase in billing and bad

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

debt expenses. Customer service expenses increased $360, or 184.6%, primarily driven by increased headcount and employee-related expenses acquired from AT&T Wireless to support our larger subscriber base, as well as customer retention and customer service improvement initiatives. Customer service expenses included $15 of integration related costs. Upgrade commissions increased $99 and were driven primarily by an increase in handset upgrade activity and higher commission incentives related to the migration of our AT&T Wireless subscribers to Cingular common service offerings. During the first quarter, we successfully migrated approximately two million former AT&T Wireless customers to Cingular service offerings. Other maintenance cost increases included higher billing and bad debt related expenses related to the growth in our subscriber base.

Other administrative costs increased $337, or 150.4%, for the three months ended March 31, 2005, compared with the same prior year period and included $50 of integration costs. In addition to the integration costs, administrative costs increased as a result of incremental expenses associated with the acquired AT&T Wireless administrative personnel.

Depreciation and amortization. For the three months ended March 31, 2005, depreciation and amortization expenses totaled $1,675, representing an increase of $1,122, compared with the corresponding prior year period. Depreciation expense for the first quarter of 2005 totaled $1,169 and increased $656 primarily due to incremental depreciation associated with the property, plant and equipment acquired in the AT&T Wireless acquisition and depreciation related to our ongoing capital spending associated with our GSM network. Additionally, depreciation expense increased over the prior year period as a result of a reduction of the useful lives of certain TDMA and other equipment, which increased depreciation expense by approximately $100 during the first quarter of 2005. Intangibles amortization expense for the first quarter of 2005 totaled $506, representing an increase of $466 compared with the prior year period, primarily due to amortization of the customer relationship and other intangible assets recorded with the AT&T Wireless acquisition. This increase was partially offset by a decrease in amortization associated with intangible assets that became fully amortized during 2004.

Other Income (Expenses)

Interest expense. For the three months ended March 31, 2005, interest expense totaled $338, representing an increase of $140 versus the prior year period. The increase in interest expense resulted primarily from interest associated with the $9,500 in Senior Notes assumed in the AT&T Wireless acquisition, which was partially offset by a reduction for the amortization of the purchase price valuation premium associated with the acquired AT&T Wireless debt.

Minority interest in earnings of consolidated entities. For the three months ended March 31, 2005, minority interest expense totaled $16, representing a decrease of $11, due to lower partnership net income versus the prior year period.

Equity in net income (loss) of affiliates. For the three month period ended March 31, 2005, equity in net income (loss) of affiliates was income of $2 versus a loss of $108 in the prior year period. The loss for the first quarter of 2004 related primarily to our joint venture with T-Mobile, GSMF, which was terminated in January 2005. See “Termination of GSMF Network Infrastructure Joint Venture” above for further discussion.

Other, net. Other, net for the first quarter of 2005 totaled $20 and primarily included interest income associated with the cash received from the sale of certain of our network assets to T-Mobile in January 2005.

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

Provision (Benefit) for Income Taxes

Provision (benefit) for income taxes. For the quarter ended March 31, 2005, the provision for income taxes was $22 versus $6 for the quarter ended March 31, 2004. We are not a taxable entity for federal income tax purposes. Federal taxable income or loss is included in our respective members’ federal income tax returns. Our provision (benefit) for income taxes includes federal and state income taxes for our corporate subsidiaries, as well as for certain states that impose income taxes upon non-corporate legal entities. Our acquisition of AT&T Wireless resulted in a significant increase in our pre-tax income (loss) from corporate subsidiaries. AT&T Wireless retained its corporation status; however, after the acquisition, AT&T Wireless contributed the majority of its assets and liabilities to Cingular Wireless II, LLC (CWII), which it owns jointly with us. Forty-three percent of the income (loss) from CWII is allocated to AT&T Wireless and is subject to federal and state income taxes. The remaining 57% of the income (loss) from CWII is allocated to us and is included in our respective members’ income tax returns. The higher provision for income taxes during the first quarter of 2005 resulted from higher pre-tax income related to our corporate subsidiaries in the current year quarter versus the prior year quarter.

Liquidity and Capital Resources

Cash Flow Analysis

Cash Flows for the Three Months Ended March 31, 2005 Compared with the Three Months Ended March 31, 2004

	Three Months
	Ended March 31,		Change

	2004	2005	$	%

Net cash provided by operating activities	$359	$1,322	$963	268.2%
Net cash used in investing activities	(511)	(459)	52	-10.2%
Net cash used in financing activities	(43)	(1,006)	(963)	2239.5%

Net decrease in cash and cash equivalents	(195)	(143)	52	-26.7%
Cash and cash equivalents at beginning of period	1,139	352	(787)	-69.1%

Cash and cash equivalents at end of period	$944	$209	$(735)	-77.9%

Net cash provided by operating activities. For the three months ended March 31, 2005, cash provided by operating activities was $1,322, an increase of $963 from the prior year quarter. The increase in cash provided by operating activities was primarily due to a $686 increase in operating income, excluding depreciation and amortization, and increases in cash generated from working capital, primarily due to a larger decrease in accounts receivable balances during the current year quarter. These increases were partially offset by higher interest payments during the current year quarter.

Net cash used in investing activities. For the three months ended March 31, 2005, cash used in investing activities was $459, a decrease of $52 from the prior year quarter. Net cash used in investing activities for the first quarter of 2005 included $2,482 of proceeds from the sale of our California and Nevada network assets to T-Mobile, $262 of proceeds from the sale of wireless properties, including those that we were required to divest, and $180 from the sale of spectrum to T-Mobile. Offsetting these cash receipts were $971 of capital expenditures during the first quarter, the $200 payment we were required to make to GSMF prior to its dissolution and $143 of deposits made for license acquisitions. Our net cash from investing activities also reflects a decrease due to the classification of the remaining net proceeds of $2,145 from the sale of our network assets to T-Mobile as designated funds, as we anticipate using the remaining

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

funds for capital expenditures. Cash used in investing activities for the three months ended March 31, 2004 primarily included capital expenditures and contributions made to GSMF.

Net cash used in financing activities. For the three months ended March 31, 2005, cash used in financing activities totaled $1,006 and primarily included $993 of repayments to our members under our revolving credit agreement.

Sources of Liquidity

Effective August 1, 2004, we entered into a revolving credit agreement with SBC and BellSouth for them to provide unsubordinated short-term financing on a pro rata basis at an interest rate of LIBOR plus 0.05% for our ordinary course operations based on our budget and forecast cash needs. The agreement provides that in the event that we have available cash (as defined) on any business day, such amount shall first be applied to the repayment of the revolving loans, and any remaining excess shall then be loaned to SBC and BellSouth, pro rata, and ultimately applied on the first day of the subsequent month to the repayment of the subordinated member loans from SBC and BellSouth if we do not then require a cash advance under the agreement. No repayments on our member loans were made during the first quarter of 2005. The initial term of the agreement expires in July 2005. The agreement provides that SBC and BellSouth may extend its term and we expect them to do so for the foreseeable future. Our members have investment grade credit ratings and we believe they are able to meet the respective obligations under the agreement. As a result of the commitment of SBC and BellSouth to provide liquidity, we have terminated our external financing facilities. As of March 31, 2005, the outstanding balance under the revolving credit agreement was $674, to fund operations, net of repayments made during the first quarter. On May 3, 2005, our obligations under this facility aggregated $638.

As of March 31, 2005, we had cash and cash equivalents totaling $209. Additionally, as of March 31, 2005, we had $2,145 remaining from the sale of our California and Nevada network assets to T-Mobile (see “Termination of GSMF Network Infrastructure Joint Venture” above). We have classified these funds as “Other assets” on our Consolidated Balance Sheet as of March 31, 2005, as we have invested these funds in a qualified trust designated for future capital expenditures. We anticipate using a significant portion of the sale proceeds to fund capital expenditures through July 4, 2005, which would allow our members to defer income tax recognition on the gain from sale of the network to the extent of such use of the proceeds. We expect to fund our capital requirements for at least the next 12 months by using existing cash balances, including our designated funds; cash generated from operations; proceeds from the sale of assets we are required to divest by the FCC and the DOJ in connection with our acquisition of AT&T Wireless and from the sale and distribution of non-strategic equity investments; and, if necessary, drawing under our revolving credit agreement with SBC and BellSouth.

Cash Requirements

Our operating capital requirements during 2005 will be driven primarily by capital expenditures associated with our network and integration activities associated with our acquisition of AT&T Wireless, installation of UMTS/HSDPA 3G technology in a number of markets, interest payments and costs associated with acquiring and retaining new and existing subscribers. We do not anticipate significant cash requirements for income tax payments during 2005 related to our corporate subsidiaries due to existing, unutilized tax net operating losses (NOLs). During 2005, we may be required to make tax distributions to our members in amounts sufficient to permit members to pay the tax liabilities resulting from allocations of income tax items from us.

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

Network Upgrades, Integration and Expansion. The upgrade, integration and expansion of the Cingular and AT&T Wireless networks and the networks we acquired from Triton will require substantial amounts of capital over the next several years. Management is currently analyzing the condition of the acquired networks and other capital expenditure needs and integration requirements. For the quarter ended March 31, 2005, we spent $971 for our GSM/GPRS/EDGE network upgrade plus other network and non-network capital expenditures.

We expect our capital expenditures in 2005 to be in the $6,800 to $7,200 range, including our recently announced plans to deploy UMTS/HSDPA 3G network technology over the next two years in a number of urban and suburban markets concurrent with our AT&T Wireless network integration and the build out of our California and Nevada networks.

To complement our current GSM/GPRS/EDGE network overlay, broaden our nationwide coverage and lower our roaming costs, we have negotiated numerous roaming agreements with GSM/GPRS/EDGE carriers since beginning our network overlay project. These agreements enabled us to efficiently and immediately expand our GSM/GPRS/EDGE footprint without incurring additional capital expenditures.

Integration of AT&T Wireless. Management plans to exit certain activities of AT&T Wireless, including disposing of redundant facilities and interests in certain non-strategic foreign operations, and to integrate the AT&T Wireless operations with ours. These plans affect many areas of the combined company, including sales and marketing, network, information technology, customer care, supply chain and general and administrative functions. In the first quarter of 2005, we incurred $105 of integration and planning costs, which are included primarily in selling, general and administrative expenses in our consolidated statements of operations. We expect to incur significant costs over the next several years associated with dispositions and integration activities. Management is in the process of developing these plans and expects to finalize them by the third quarter of 2005.

Off-Balance Sheet Arrangements. As of March 31, 2005, we had no material off-balance sheet arrangements.

Contractual Obligations. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2004 and footnote 10 within Item 1. Financial Statements for a description of our contractual obligations. There have not been any material changes outside the ordinary course of business with respect to these contractual obligations during the three months ended March 31, 2005.

Debt Service. As of March 31, 2005, we had $23,070 of consolidated indebtedness and capitalized lease obligations, excluding unamortized premiums/discounts and interest rate swap fair value adjustments but including the acquired AT&T Wireless debt obligations. This debt includes $2,000 in unsecured Senior Notes of Cingular Wireless LLC, $9,700 in unsecured Senior and Senior Subordinated Notes of AT&T Wireless and TeleCorp Wireless, Inc. (TeleCorp), $9,628 in unsecured, subordinated member loans from SBC and BellSouth, $674 under our revolving credit agreement with SBC and BellSouth, $1,018 in capital lease obligations (excluding executory costs and imputed interest) and $50 in other debt. Additional capital lease obligations as of March 31, 2005 were $7. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2004 for our debt service requirements.

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

in the consolidated financial statements and accompanying notes. We base our estimates on historical experience, where applicable and other assumptions that we believe are reasonable under the circumstances. Actual results may differ from those estimates under different assumptions or conditions. There have not been any material changes in Critical Accounting Policies and Estimates from those reported in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2004.

Related Party Transactions

See Related Party Transactions in Note 8 to our consolidated financial statements included in Item 1, Financial Statements. In addition, as described in Notes 1 and 11, SBC contributed to us the wireless operations and assets in the Arkansas markets on May 1, 2005.

Recent Accounting Pronouncements

There were no material recent accounting pronouncements during the three months ended March 31, 2005 that impacted us.

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For a complete discussion of our market risks, you should refer to Item 7A, Quantitative and Qualitative Disclosure About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2004. Our primary exposure to market risks results from changes in interest rates. We do not anticipate any significant changes in our objectives and strategies with respect to managing such exposures.

At March 31, 2005, we had outstanding an aggregate of $9,628 in unsecured, subordinated member loans from SBC and BellSouth with a fixed interest rate of 6.0% and a stated maturity of June 30, 2008. In addition, we currently have outstanding $11,700 of unsecured senior notes with fixed interest rates ranging from 5.625% to 10.625% and with maturity dates between 2005 and 2031. As of March 31, 2005, we had $250 of fixed-to-floating interest rate swaps related to our five-year unsecured senior notes. A change in interest rates of 100 basis points would change our interest expense as a result of the swaps as of March 31, 2005 by $3 per annum. We also have capital leases outstanding of $1,018 with fixed interest rates ranging from 6.0% to 9.6%.

As of March 31, 2005, we had $696 of floating rate borrowings, which included $674 outstanding under our revolving credit agreement with SBC and BellSouth carrying an interest rate of LIBOR plus 0.05%. A change in interest rates of 100 basis points would change our interest expense on floating rate debt balances as of March 31, 2005 by $7 per annum.

The risk management discussion above, related to our market risks, contains forward-looking statements and represents, among other things, an estimate of possible changes in fair value that would occur assuming hypothetical interest rate fluctuations. Future impacts of market risk would be based on actual developments in the financial markets. See Cautionary Language Concerning Forward-Looking Statements immediately following Part II, Item 6 of this Quarterly Report.

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

On February 18, 2005, our management and the Audit Committee of the board of directors of our Manager concluded that our financial statements for fiscal periods ending December 31, 2000 through December 31, 2003 and the first three interim periods of 2004 should be restated to correct certain errors relating to accounting for operating leases and that such previously filed financial statements should no longer be relied upon. Ernst & Young LLP, our independent registered public accounting firm, advised us that it concurred with our conclusion. While management believed that the impact of this error was not material to any previously issued financial statements, it determined that the cumulative adjustment required to correct this error was too large to record in 2004. The restated financial statements were included in our Annual Report on Form 10-K for the year ended December 31, 2004.

Our method of accounting for operating leases through September 30, 2004 did not comply with the requirements of SFAS No. 13, Accounting for Leases and FASB Technical Bulletin No. 85-3, Accounting for Operating Leases with Scheduled Rent Increases. Historically, we did not assume the exercise of available renewal options in accounting for operating leases. We reevaluated our accounting for operating leases and the related useful lives for depreciating leasehold improvements following publication of a letter issued by the Office of the Chief Accountant of the SEC on February 7, 2005. In light of our investment in each cell site, including acquisition costs and leasehold improvements, we determined that the exercise of certain renewal options was reasonably assured at the inception of the leases. Accordingly, we corrected our accounting to recognize rent expense, on a straight-line basis, over the initial lease term and renewal periods that are reasonably assured.

Based on the Public Company Accounting Oversight Board’s Auditing Standard No. 2, An Audit of Internal Control Over Financial Reporting Performed in Conjunction With an Audit of Financial Statements, restatement of financial statements in prior filings with the SEC is a strong indicator of the existence of a “material weakness” in the design or operation of internal control over financial reporting. Although we are not an “accelerated filer” within the meaning of the rules implementing Section 404 of the Sarbanes-Oxley Act of 2002 and, therefore, were not required to report management’s assessment of the effectiveness of our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of December 31, 2004, management concluded that, because we were required to restate our financial statements as a result of the lease accounting error described above, a material weakness existed in our internal control over financial reporting, and, to this extent, our disclosure controls and procedures were not effective.

Subsequent to such evaluation, management implemented the following enhancements to our internal controls over financial reporting:

•	completed a review of the lease terms to verify appropriate numbers of “reasonably assured” renewals and established this as an annual activity;

•	mitigating controls while the Company is in the process of enhancing systematic controls around the calculation of deferred rent liability; and

•	reviewed new and/or modified lease arrangements to ensure appropriate accounting under GAAP and established this as an ongoing activity.

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 4.	Controls and Procedures

As of March 31, 2005, management, including our President and Chief Executive Officer and Chief Financial Officer, completed its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President and Chief Executive Officer and our Chief Financial Officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives. We also have investments in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities are necessarily more limited than those we maintain with respect to our consolidated subsidiaries.

(b) Except as set forth above, during the evaluation referred to in Item 4(a) above, we have identified no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

CINGULAR WIRELESS LLC

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

There is no material change in the status of our legal proceedings from that described in our Annual Report on Form 10-K for the year ended December 31, 2004. See Contingencies in Note 10 to our consolidated financial statements included in Item 1, Financial Statements.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits

Number		Title

99.1		2005 Short-Term Incentive Award Plan Matrix for the 2005 Performance Period under the Cingular Wireless Executive Short-Term Incentive Award Plan (Incorporated by reference to Exhibit 99.1 to Form 8-K filed on April 19, 2005)
31.1		Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32	.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

*	This exhibit is hereby furnished to the SEC as an accompanying document and is not to be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.

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

Peter A. Ritcher
Chief Financial Officer
(Principal Financial Officer)

Date: May 4, 2005

CINGULAR WIRELESS LLC

PART II — OTHER INFORMATION

Exhibit Index

(Exhibits Physically Filed Herewith)

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