Form 10-Q
period 2005-06-30
CINGULAR WIRELESS LLC
filed 2005-08-04
CIK 1130452

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)
Item 1.     Financial Statements (Unaudited)
Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2005	2004	2005

	(Restated)		(Restated)
Operating revenues:
Service revenues	$3,833	$7,719	$7,416	$15,138
Equipment sales	354	890	738	1,700

Total operating revenues	4,187	8,609	8,154	16,838

Operating expenses:
Cost of services (excluding depreciation, included below, of $458 and $1,079, and $900 and $2,159, respectively)	983	2,293	1,938	4,437
Cost of equipment sales	505	1,230	1,042	2,525
Selling, general and administrative	1,463	2,953	2,835	5,954
Depreciation and amortization	565	1,629	1,118	3,304

Total operating expenses	3,516	8,105	6,933	16,220

Operating income	671	504	1,221	618

Other income (expenses):
Interest expense	(199)	(326)	(397)	(664)
Minority interest in earnings of consolidated entities	(41)	(41)	(68)	(57)
Equity in net income (loss) of affiliates	(95)	1	(203)	3
Other, net	1	33	5	53

Total other income (expenses)	(334)	(333)	(663)	(665)

Income (loss) before provision (benefit) for income taxes	337	171	558	(47)
Provision (benefit) for income taxes	(2)	24	4	46

Net income (loss)	$339	$147	$554	$(93)

See accompanying notes.

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions) — (Continued)
Item 1.     Financial Statements (Unaudited)
CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2004	2005

	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$352	$267
Accounts receivable — net of allowance for doubtful accounts of $348 and $311	3,448	3,468
Due from affiliates, net	138	—
Inventories	690	543
Prepaid assets	346	332
Other current assets	596	489

Total current assets	5,570	5,099

Property, plant and equipment — net of accumulated depreciation and amortization of $10,967 and $12,921	21,958	21,423
Licenses, net	24,762	25,028
Goodwill	21,637	21,992
Customer relationship intangibles, net	4,698	3,835
Other intangible assets, net	241	189
Investments in and advances to equity affiliates	2,676	555
Other assets	696	2,314

Total assets	$82,238	$80,435

LIABILITIES AND MEMBERS’ CAPITAL
Current liabilities:
Debt maturing within one year	$2,158	$1,257
Accounts payable	1,383	1,642
Due to affiliates, net	—	94
Advanced billing and customer deposits	728	844
Accrued liabilities	3,714	4,238

Total current liabilities	7,983	8,075

Long-term debt:
Debt due to members	9,628	9,327
Other long-term debt, net of premium	14,229	13,158

Total long-term debt	23,857	22,485

Deferred tax liabilities, net	3,997	3,590
Other noncurrent liabilities	1,256	1,197

Total liabilities	37,093	35,347

Commitments and contingencies (See Note 10) Minority interests in consolidated entities	609	526
Members’ capital:
Members’ capital	44,714	44,562
Receivable for properties to be contributed	(178)	—
Accumulated other comprehensive loss, net of taxes	—	—

Total members’ capital	44,536	44,562

Total liabilities and members’ capital	$82,238	$80,435

See accompanying notes.

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions) — (Continued)
Item 1.     Financial Statements (Unaudited)
CONSOLIDATED STATEMENTS OF CASH FLOW

	Six Months Ended
	June 30,

	2004	2005

	(Restated)
Operating activities
Net income (loss)	$554	$(93)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,118	3,304
Provision for doubtful accounts	167	231
Loss on disposal of fixed assets	28	31
Minority interest in earnings of consolidated entities	68	57
Equity in net loss (income) of affiliates	203	(3)
Amortization of debt discount (premium), net	1	(120)
Deferred income taxes	(2)	(17)
Changes in operating assets and liabilities:
Accounts receivable	(286)	(237)
Inventories	63	159
Other current assets	(8)	112
Accounts payable and other current liabilities	(268)	505
Pensions and post-employment benefits	43	37
Other, net	21	12

Net cash provided by operating activities	1,702	3,978

Investing activities
Construction and capital expenditures	(1,117)	(3,159)
Investments in and advances to equity affiliates, net	(338)	(199)
Dispositions of assets	4	3,140
Acquisitions of businesses and licenses, net of cash received	(1,449)	(5)
Deposits for license purchase	—	(143)
Investment in qualified trust designated for future capital expenditures, net	—	(1,488)
Refund of contractor engineering deposit	—	50

Net cash used in investing activities	(2,900)	(1,804)

Financing activities
Net borrowings of commercial paper	300	—
Net repayments under revolving credit agreement	—	(1,667)
Net repayment of long-term debt and capital lease obligations	(77)	(263)
Repayment of long-term debt due to members	—	(301)
Net distributions to minority interests	(63)	(28)

Net cash provided by (used in) financing activities	160	(2,259)

Net decrease in cash and cash equivalents	(1,038)	(85)
Cash and cash equivalents at beginning of period	1,139	352

Cash and cash equivalents at end of period	$101	$267

See accompanying notes.

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions) — (Continued)
Item 1.     Financial Statements (Unaudited)
Consolidated Statements of Changes in Members’ Capital & Consolidated Statements of
Comprehensive Income (Loss)
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

Six Months Ended June 30, 2005:
Balance at December 31, 2004	$44,536
Net loss	(93)
Contribution of properties	117
Other, net	2

Balance at June 30, 2005	$44,562

Six Months Ended June 30, 2004 (Restated):
Balance at December 31, 2003	$8,333
Net income	554
Other, net	1

Balance at June 30, 2004	$8,888

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months		Six Months Ended
	Ended June 30,		June 30,

Comprehensive Income (Loss):	2004	2005	2004	2005

	(Restated)		(Restated)
Net income (loss)	$339	$147	$554	($93)
Other comprehensive income (loss):
Minimum pension liability, net of taxes of $0 in 2004	1	—	—	—
Net foreign currency translation adjustment	—	4	—	—
Net unrealized gain (loss) on securities:
Reclassification adjustment for losses included in net income	—	—	1	—

Total comprehensive income (loss)	$340	$151	$555	($93)

See accompanying notes.

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 1.	Financial Statements (Unaudited)
CINGULAR WIRELESS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Basis of Presentation
Cingular Wireless LLC (the Company) is a Delaware limited liability company formed in 2000 by SBC Communications Inc. (SBC) and BellSouth Corporation (BellSouth) as the operating company for their U.S. wireless joint venture. SBC and BellSouth, through their wholly owned subsidiaries, respectively, own approximate 60% and 40% economic interests in the Company. Cingular Wireless Corporation (the Manager), which is directed equally by SBC and BellSouth, acts as the Company’s manager and controls the Company’s management and operations. The Company provides wireless voice and data communications services, including local, long-distance and roaming services using both cellular and personal communications services (PCS) frequencies licensed by the Federal Communications Commission (FCC), and equipment to customers in 46 states, including service to all 100 of the largest U.S. metropolitan areas. All of the Company’s operations, which primarily serve customers in the U.S., are conducted through subsidiaries or joint ventures. Through roaming arrangements with other carriers, the Company provides its customers service in regions where it does not have network coverage and is thus able to serve customers in virtually the entire U.S. and over 170 foreign countries.
In October 2004, the Company acquired AT&T Wireless Services, Inc. (AT&T Wireless) for an aggregate consideration of approximately $41,000 in cash. AT&T Wireless, which has been renamed New Cingular Wireless Services, Inc., will continue to be referred to herein as AT&T Wireless and is now a direct wholly owned subsidiary of the Company. The operations of AT&T Wireless are integrated with those of the Company, and the business is conducted under the “Cingular” brand name.
As provided for in the original Contribution and Formation Agreement between the Company, SBC and BellSouth, the majority of contributions of wireless operations and assets were made during 2000 and 2001. The contribution by SBC of wireless operations and assets in certain Arkansas markets occurred on May 1, 2005, and was recorded as “Receivable for properties to be contributed” in the consolidated balance sheets through the contribution date. Prior to the contribution, the Company managed the properties for a fee. Fees received for managing the Arkansas markets for the three and six months ended June 30, 2004 were $12 and $19, respectively, and the three and six months ended June 30, 2005 were $6 and $30, respectively.
These consolidated financial statements include charges from SBC and BellSouth for certain expenses pursuant to various agreements (see Note 8). These expenses are considered to be a reasonable reflection of the value of services provided or the benefits received by the Company.
The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) that permit reduced disclosure for interim periods. Management believes the consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results for the interim periods shown. The results for the interim periods are not necessarily indicative of results for the full year. These interim financial statements should be read in conjunction with the consolidated financial statements of the Company and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005.

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 1.	Financial Statements (Unaudited)
CINGULAR WIRELESS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property, Plant and Equipment
The Company’s cellular/PCS networks are equipped with Global System for Mobile Communication (GSM) and Time Division Multiple Access (TDMA) digital transmission technologies. In the second quarter of 2004, the Company completed a two-year overlay of GSM equipment in nearly all its TDMA markets to provide a common voice standard. As a part of this project, the Company added high-speed technologies for data services known as General Packet Radio Service (GPRS) and Enhanced Data Rates for GSM Evolution (EDGE). Due to the accelerated migration of traffic to its GSM network experienced in 2004, the Company evaluated the estimated useful lives of its TDMA equipment. This review was completed in the fourth quarter of 2004 and, effective October 1, 2004, useful lives were shortened to fully depreciate all TDMA equipment by December 31, 2007.
This change in estimate increased depreciation expense for the three and six months ended June 30, 2005 by approximately $62 and $123, respectively, and is estimated to increase total 2005 depreciation expense by approximately $245. The Company continues to monitor the rate of transition of its TDMA customers, including those acquired from AT&T Wireless, to GSM, and, therefore, additional changes to shorten depreciable lives related to TDMA equipment may be necessary. The finalization of certain AT&T Wireless integration plans, anticipated in the third quarter of 2005, may result in additional acceleration of depreciation.
See Notes 3 and 9 for discussion of adjustments made during the second quarter of 2005 to property, plant and equipment and depreciation expense for network integration plans and other purchase accounting adjustments finalized during the quarter related to certain aspects of the Company’s integration of acquired AT&T Wireless assets, including TDMA equipment. The finalization of additional AT&T Wireless integration plans, anticipated in the third quarter of 2005, may result in further adjustments to property, plant and equipment and depreciation expense.

Reclassifications
Certain adjustments have been made in the 2004 consolidated financial statements to conform to the current year presentation. The statement of operations for the three and six months ended June 30, 2004 has been adjusted to present certain billings related to pass-through taxes to the Company’s customers within “Service revenues” and the related payments to the associated taxing authorities and regulatory agencies within “Cost of services” expense. Operating income and net income were unaffected. The adjustments for the three and six months ended June 30, 2004 were $32 and $57, respectively.

New Accounting Standard
In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 154, Accounting Changes and Error Corrections (SFAS 154). SFAS 154 replaces Accounting Principles Board in Opinion No. 20 (APB 20), Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, APB 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of direct effects of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 1.	Financial Statements (Unaudited)
CINGULAR WIRELESS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
cumulative effect of the change. SFAS 154 carries forward without change the guidance for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The impact to the Company’s financial statements as a result of adopting this new statement is not material.

2.	Restatements
During the course of preparing its 2004 consolidated financial statements, the Company determined its method of accounting for operating leases, principally for cell sites, which have escalating rentals during the initial lease term and during succeeding optional renewal periods, did not comply with the requirements of SFAS No. 13, Accounting for Leases, and FASB Technical Bulletin No. 85-3, Accounting for Operating Leases with Scheduled Rent Increases. Historically, the Company has not assumed the exercise of available renewal options in its accounting for operating leases. The Company reevaluated its accounting for operating leases and the related useful lives for depreciating leasehold improvements following publication of a letter issued by the Office of the Chief Accountant of the SEC on February 7, 2005. In light of the Company’s investment in each cell site, including acquisition costs and leasehold improvements, the Company determined the exercise of certain renewal options was reasonably assured at the inception of the leases. Accordingly, the Company corrected its accounting to recognize rent expense, on a straight-line basis, over the initial lease term and renewal periods that are reasonably assured, and to depreciate the associated leasehold improvements and other related assets over the lesser of their useful lives or their respective lease terms. While management believed that the impact of this error was not material to any previously issued financial statements, it was determined that the cumulative adjustment required to correct this error was too large to record in 2004. Accordingly, Company management and the Audit Committee of the board of directors of the Manager concluded that the Company’s financial statements for fiscal periods ending December 31, 2000 through December 31, 2003 and the first three interim periods of 2004 should be restated. The restated financial statements, including those for the three and six months ended June 30, 2004, were included in a Note to the Company’s financial statements in its Annual Report on Form 10-K for the year ended December 31, 2004.
The Company’s network infrastructure venture with T-Mobile USA, Inc. (T-Mobile), GSM Facilities LLC (GSMF), which was accounted for under the equity method prior to its dissolution in January 2005, reached a similar conclusion with respect to operating leases, requiring correction and restatement of its previously issued financial statements for the years ended December 31, 2002 and 2003. Accordingly, the Company also revised and restated its equity accounting for the venture for the three and six months ended June 30, 2004.
The impact of these restatements to the Company’s statement of operations for the three and six months ended June 30, 2004 was a decrease to “Net income” of $12 and $24, respectively. The impact associated with correcting the Company’s accounting for operating leases was an increase to lease expense, reflected in “Cost of services”, of $8 and $16 for the three and six months ended June 30, 2004. The impact associated with correcting the accounting for the operating leases and useful lives of the Company’s GSMF joint venture was an increase to “Equity in net loss of affiliates” of $3 and $6 for the same periods. The above correction also had a de minimus impact on “Depreciation and amortization” to adjust for the lives used to depreciate certain leasehold improvements, and similar de minimus impacts to “Selling,

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 1.	Financial Statements (Unaudited)
CINGULAR WIRELESS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
general and administrative” expenses for increases in lease expense associated with leases covering administrative and retail space.
The following schedules reconcile the amounts as originally reported in the Company’s consolidated statement of operations, comprehensive income and cash flows for the three and six months ended June 30, 2004. The reported amounts for the three and six months ended June 30, 2004 also reflect the impact of the adjustment described in Note 1 above to reflect certain billings related to pass-through taxes to our customers as “Service revenues” and the related payments to the associated taxing authorities and regulatory agencies as “Cost of services” expense.
Consolidated Statements of Operations

	Three Months Ended June 30, 2004			Six Months Ended June 30, 2004

	Reported	Adjustments	Restated	Reported	Adjustments	Restated

Operating revenues:
Service revenues	$3,833	$—	$3,833	$7,416	$—	$7,416
Equipment sales	354	—	354	738	—	738

Total operating revenues	4,187	—	4,187	8,154	—	8,154
Operating expenses:
Cost of services	975	8	983	1,922	16	1,938
Cost of equipment sales	505	—	505	1,042	—	1,042
Selling, general and administrative	1,462	1	1,463	2,834	1	2,835
Depreciation and amortization	565	—	565	1,117	1	1,118

Total operating expenses	3,507	9	3,516	6,915	18	6,933
Operating income	680	(9)	671	1,239	(18)	1,221
Other income (expenses):
Interest expense	(199)	—	(199)	(397)	—	(397)
Minority interest in earnings of consolidated entities	(41)	—	(41)	(68)	—	(68)
Equity in net loss of affiliates	(92)	(3)	(95)	(197)	(6)	(203)
Other, net	1	—	1	5	—	5

Total other income (expenses)	(331)	(3)	(334)	(657)	(6)	(663)

Income before provision for income taxes	349	(12)	337	582	(24)	558
(Benefit) provision for income taxes	(2)	—	(2)	4	—	4

Net income	$351	$(12)	$339	$578	$(24)	$554

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 1.	Financial Statements (Unaudited)
CINGULAR WIRELESS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidated Statement of Comprehensive Income

	Three Months Ended June 30, 2004			Six Months Ended June 30, 2004

	Reported	Adjustments	Restated	Reported	Adjustments	Restated

Comprehensive Income
Net Income	$351	$(12)	$339	$578	$(24)	$554
Other comprehensive income (loss):
Minimum pension liability adjustment, net of tax	1	—	1	—	—	—
Net unrealized gain (loss) on securities:
Reclassification adjustment for losses included in net income	—	—	—	1	—	1

Total comprehensive income	$352	$(12)	$340	$579	$(24)	$555

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 1.	Financial Statements (Unaudited)
CINGULAR WIRELESS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidated Statement of Cash Flows

	Six Months Ended June 30, 2004

	Reported	Adjustments	Restated

Operating activities
Net income (loss)	$578	$(24)	$554
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,117	1	1,118
Provision for doubtful accounts	167	—	167
Loss on disposal of fixed assets	28	—	28
Minority interests in earnings of consolidated entities	68	—	68
Equity in net loss of affiliates	197	6	203
Amortization of debt discount (premium), net	1	—	1
Deferred income taxes	(2)	—	(2)
Changes in operating assets and liabilities:
Accounts Receivable	(286)	—	(286)
Inventories	63	—	63
Other current assets	(8)	—	(8)
Accounts payable and other current liabilities	(275)	7	(268)
Pensions and post-employment benefits	43	—	43
Other, net	11	10	21

Net cash provided by operating activities	1,702	—	1,702
Investing activities
Construction and capital expenditures	(1,117)	—	(1,117)
Investments in and advances to equity affiliates, net	(338)	—	(338)
Dispositions of assets	4	—	4
Acquisitions of other businesses and licenses, net of cash received	(1,449)	—	(1,449)

Net cash used in investing activities	(2,900)	—	(2,900)
Financing activities
Net borrowings of commercial paper	300	—	300
Net repayment of long-term debt and capital lease obligations	(77)	—	(77)
Net distributions to minority interests	(63)	—	(63)

Net cash provided by financing activities	160	—	160

Net decrease in cash and cash equivalents	(1,038)	—	(1,038)
Cash and cash equivalents beginning of period	1,139	—	1,139
Cash and cash equivalents end of period	$101	$—	$101

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 1.	Financial Statements (Unaudited)
CINGULAR WIRELESS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Acquisitions and Dispositions
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
Under the purchase method of accounting, the assets and liabilities of AT&T Wireless were recorded on the Company’s balance sheet at their respective fair values as of the date of acquisition. The Company is in the process of finalizing third-party valuations of the assets acquired and liabilities assumed in the acquisition of AT&T Wireless. Given the size of the AT&T Wireless transaction, the values of certain assets and liabilities are based on preliminary valuations and are subject to adjustment as additional information is obtained. Such additional information includes, but may not be limited to, the following: valuations and physical counts of property, plant and equipment, plans relative to the disposition of certain assets acquired, exit from certain contractual arrangements and the involuntary termination of employees. Changes to the valuation of property, plant and equipment may result in adjustments to the fair value of certain identifiable intangible assets acquired. When finalized, adjustments to goodwill may result. The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed and related deferred income taxes. The amounts reported as of December 31, 2004 reflect the estimated fair values as of the acquisition date of October 26, 2004, plus adjustments made during the

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 1.	Financial Statements (Unaudited)
CINGULAR WIRELESS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
fourth quarter of 2004. The adjustments listed in the table below include purchase price allocation adjustments made during the first half of 2005.

	Preliminary Purchase Price Allocation

	As of			As of
	December 31, 2004		Adjustments(2)	June 30, 2005

Assets acquired:
Current assets	$8,457	(1)	$2	$8,459
Property, plant and equipment	10,314		(1,032)	9,282
Intangible assets not subject to amortization Licenses	15,540		574	16,114
Intangible assets subject to amortization Customer relationships	5,010		49	5,059
Other intangible assets	312		—	312
Investments in unconsolidated subsidiaries	898		—	898
Other assets	447		—	447
Goodwill	20,468		364	20,832

Total assets acquired	61,446		(43)	61,403
Liabilities assumed:
Current liabilities, excluding current portion of long-term debt	3,261		320	3,581
Long-term debt	12,172		—	12,172
Deferred income taxes	3,938		(324)	3,614
Other non-current liabilities	811		(39)	772

Total liabilities assumed	20,182		(43)	20,139

Net assets acquired	$41,264		$0	$41,264

(1)	Includes $5,240 of cash used to finance the acquisition.

(2)	Adjustments include the impact of integration plans approved during the second quarter of 2005, wherein the utility and expected lives of network and non-network property, plant and equipment and internal-use software were reduced as a result of management decisions, and refinements to assumptions and/or data that were used to assign asset values in the preliminary purchase price allocation for the AT&T Wireless acquisition. The impact of these plans and refinements resulted in a reduction to the valuation of these former AT&T Wireless assets as of the acquisition date. Included in the second quarter income statement impacts was a $57 reduction of depreciation expense, which was attributable to prior quarters to reflect adjusted depreciation associated with changes in the valuation of the assets. Changes to the valuation of property, plant and equipment resulted in adjustments to the fair value of certain identifiable intangible assets acquired and goodwill. The integration plans also resulted in the recognition of liabilities under Emerging Issues Task Force (EITF) Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 1.	Financial Statements (Unaudited)
CINGULAR WIRELESS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Combination (EITF 95-3) that adjusted the preliminary purchase price allocation. (See also Note 9 for further detail.)

Triton Wireless Properties
In December 2004, the Company acquired Triton PCS Holdings, Inc.’s (Triton) wireless properties in Virginia (the Virginia properties) in exchange for certain of AT&T Wireless’ properties in North Carolina, Puerto Rico and the U.S. Virgin Islands (the NC/PR properties) and $176 in cash in a transaction accounted for as a purchase in accordance with SFAS 141. Prior to final FCC approval of the transfer of licenses, which is expected in the third quarter of 2005, each party is leasing the FCC licenses pertaining to the exchanged properties to the other party. The results of the Virginia properties have been included in, and the results of the NC/PR properties have been excluded from, the Company’s consolidated financial statements since the closing date.
Under the purchase method of accounting, the assets and liabilities of the Virginia properties were recorded at their respective fair values as of the date of acquisition. The value of certain assets and liabilities of the Virginia properties are also based on preliminary valuations and are subject to adjustment. No adjustments were made during the three and six months ended June 30, 2005.

Pro Forma Financial Information
The following unaudited pro forma consolidated results of operations of the Company for the three and six months ended June 30, 2004 assume that the acquisitions of AT&T Wireless and the Virginia properties and certain other related transactions were completed as of January 1, 2004:

	Three Months Ended	Six Months Ended
	June 30, 2004	June 30, 2004

Revenues	$8,167	$15,982
Income before provision for income taxes	411	521
Net income	342	434
The pro forma amounts represent the historical operating results of the Company, AT&T Wireless and the Virginia properties with appropriate adjustments that give effect to depreciation and amortization, interest expense, income taxes, and the elimination of intercompany roaming activity among the Company, AT&T Wireless and the Virginia properties. The effects of other dispositions described below are included in the pro forma amounts presented above. The pro forma amounts are not necessarily indicative of the operating results that would have occurred if the acquisitions and related transactions had been completed at the beginning of the applicable periods presented. In addition, the pro forma amounts are not necessarily indicative of operating results in future periods, in which the Company might realize revenue enhancements and cost savings.

Contribution of Arkansas Assets and Operations
On May 1, 2005, SBC contributed to the Company the wireless operations and assets in certain Arkansas markets. The pending contribution of these assets was recorded as “Receivable for properties to be contributed” in the consolidated balance sheets through the contribution date. The Company recorded the assets contributed at $117, which represents their historical cost basis.

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 1.	Financial Statements (Unaudited)
CINGULAR WIRELESS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Dispositions

Sale of Bermuda and Caribbean Operations and Licenses
In June 2005, the Company signed a stock purchase agreement with Digicel Limited (Digicel) to sell former AT&T Wireless operations and licenses in Bermuda and certain Caribbean markets to Digicel for approximately $61 in cash (subject to certain potential adjustments under the agreement). Under the terms of the agreement, the Company will sell former AT&T Wireless properties and operations, including licenses, network assets and subscribers, in the following markets: Barbados, Bermuda, Cayman Islands, Antigua, Barbuda, Anguilla, Dominica, Grenada, St. Kitts, Nevis, St. Lucia, St. Vincent and the Grenadines. In addition, the Company will sell former AT&T Wireless licenses in Curacao, Jamaica and the French West Indies. The closing of the transaction is contingent upon governmental and regulatory approval in each market. The Company does not expect to recognize a gain or loss on the disposition of these assets. The operating results of the Caribbean markets are not material for all periods presented.

Termination of GSMF Network Infrastructure Joint Venture
In January 2005, the Company and T-Mobile dissolved their network infrastructure joint venture, GSMF. As part of the dissolution, the Company sold its ownership of the California/ Nevada Major Trading Area (MTA) network assets to T-Mobile for approximately $2,500 in cash. Also, as part of the dissolution, the Company was required to contribute an additional $200 to the venture to equalize the capital accounts. The Company retained the right to utilize the California/ Nevada and New York networks during a four-year transition period and has committed to purchase a minimum number of minutes over this term for resale with a purchase commitment value of $1,200 (see Note 10). The Company and T-Mobile retained all of their respective customers in each market. Additionally, in January 2005, the Company sold 10 megahertz (MHz) of spectrum to T-Mobile in each of the San Francisco, Sacramento and Las Vegas Basic Trading Areas (BTAs) for $180 as part of the dissolution of GSMF.
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
The Company used a significant portion of the sale proceeds from the sale of the California/ Nevada MTA network assets to fund capital expenditures made through July 4, 2005, which allowed our members to defer income tax recognition on the gain from sale of the network to the extent of such use of the proceeds. As of June 30, 2005, $1,488 was classified as “Other assets” on the Company’s Consolidated

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 1.	Financial Statements (Unaudited)
CINGULAR WIRELESS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Balance Sheets, which represented the remaining portion of the sale proceeds designated for payment of capital expenditure replacements and which were invested in a qualified trust. See Note 7 for a discussion of the release of those funds from the qualified trust in July 2005.

Other Divestitures
Pursuant to the Company’s agreement with the U.S. Department of Justice (DOJ) and the FCC to divest certain assets and spectrum as a condition to receiving regulatory approval to acquire AT&T Wireless, in April 2005 the Company sold to Alltel Corporation (Alltel) licenses, network assets and subscribers in several markets that the Company acquired as part of the AT&T Wireless acquisition. The Company also sold to Alltel 20 MHz of spectrum and network assets formerly held by AT&T Wireless in Wichita, Kansas, which it was not required to divest. In February 2005, the Company sold to MetroPCS former AT&T Wireless spectrum in each of Dallas, Texas and Detroit, Michigan, and to Cellco Partnership (d/b/a Verizon Wireless) former AT&T Wireless spectrum in Knoxville, Tennessee. Finally, in March 2005, the Company sold former AT&T Wireless properties and assets in specific rural regions of Arkansas, Mississippi and Texas, and a disposition of former AT&T Wireless assets in Missouri closed in April 2005. No material gains or losses were recognized on the sale of these assets.

4.	Intangible Assets
Summarized below are the carrying values for the major classes of intangible assets amortized under SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), as well as the carrying values of those intangible assets which are not amortized:

		(Audited)
		December 31, 2004		June 30, 2005

		Gross		Gross
		Carrying	Accumulated	Carrying	Accumulated
	Useful Lives	Amount	Amortization	Amount	Amortization

Intangible assets subject to amortization:
Customer relationship intangibles	5 years	$5,273	$(575)	$5,295	$(1,460)
Foreign licenses	9-18 years	14	—	14	—
Other intangibles	1-10 years	312	(73)	308	(121)

Total		$5,599	$(648)	$5,617	$(1,581)

Intangible assets not subject to amortization:
FCC (U.S.) licenses		$24,748	$—	$25,014	$—
Goodwill		$21,637	$—	$21,992	$—
As of June 30, 2005, the Company ceased amortizing its foreign licenses as it signed a definitive agreement to sell former AT&T Wireless operations and licenses in the Caribbean and Bermuda. See Note 3 for further information.

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 1.	Financial Statements (Unaudited)
CINGULAR WIRELESS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The changes in the carrying value of goodwill for the six months ended June 30, 2005, which are largely attributable to adjustments to the purchase price allocation of AT&T Wireless assets and liabilities, are as follows; changes in goodwill for the six months ended June 30, 2004 were immaterial.

Balance, December 31, 2004	$21,637
Goodwill acquired	—
Goodwill disposed of	—
Other adjustments	355

Balance, June 30, 2005	$21,992

The following table presents current and estimated amortization expense for each of the following periods:

Aggregate amortization expense:
For the six months ended June 30, 2005	$965

Estimated amortization expense:
For the remainder of 2005	$816
For the years ending December 31, 2006	1,332
2007	967
2008	610
2009 and thereafter	297

$4,022

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
CINGULAR WIRELESS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Investments in and advances to equity affiliates consist of the following:

	(Audited)
	December 31,	June 30,
	2004	2005

Investment in GSMF	$2,108	$0
Investment in Atlantic West B.V. (Netherlands)	349	351
Investment in IDEA Cellular Ltd. (India)	210	203
Other	9	1

	$2,676	$555

GSMF
As described in Note 3, GSMF was dissolved in January 2005. Prior to the dissolution, the Company and T-Mobile jointly funded capital expenditures of GSMF. Pursuant to the operating agreements, the Company and T-Mobile procured services and network equipment on behalf of GSMF in their respective markets. Network equipment was contributed to GSMF at prices which were mutually agreed upon by the parties and which approximated fair value. The Company deferred any resulting profits and recorded them as part of the Company’s investments in and advances to equity affiliates. The Company recognized the intercompany profit over the estimated useful lives of the related assets as a reduction of equity in net loss of affiliates.
Capital contributions to GSMF were generally determined by the Company’s proportionate share of the annual capital expenditure requirements based on each party’s incremental growth in network usage, and such contributions were accounted for as an increase to the Company’s investment. For the three and six months ended June 30, 2004, the Company made net capital contributions to GSMF of $44 and $138, respectively.
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

	Three Months Ended	Six Months Ended
	June 30, 2004	June 30, 2004

Network operating costs charged to GSMF	$89	$180
Network services received based on usage	49	121

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 1.	Financial Statements (Unaudited)
CINGULAR WIRELESS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
At December 31, 2004, the “Due (to) from affiliates, net” caption in the consolidated balance sheets included the following amounts related to transactions between the Company and GSMF:

December 31,
Due (to)/from for:	2004

Settlement of capital obligations	$125
Settlement of operating expenses	13
GSMF incurred net losses due to depreciation, deferred rent and interest expense, which were not reimbursed by the Company or T-Mobile. For the three and six months ended June 30, 2004, the Company recorded equity in the net loss of GSMF of $93 (restated) and $202 (restated), respectively.
Summarized financial information with respect to GSMF for the three and six months ended June 30, 2004 was as follows:

	Three Months Ended	Six Months Ended
	June 30, 2004	June 30, 2004
Income Statement Information	(Restated)	(Restated)

Revenues	$134	$262
Costs and expenses (excluding depreciation)	135	263
Depreciation expense	144	284

Operating loss	(145)	(285)
Interest expense	5	10
Other expense	—	7

Net loss	(150)	(302)

Atlantic West B.V.
Atlantic West B.V. (AWBV) is a 50/50 joint venture between the Company and Verizon Communications, Inc. (Verizon). AWBV owned a 49% interest in Eurotel Bratislava a.s. (Bratislava), a wireless operating entity in Slovakia prior to its sale in December 2004. As of December 31, 2004, AWBV held approximately $700 in cash, which was being held in anticipation of completion of a repatriation plan which would allow the Company favorable tax treatment. During the three months ended June 30, 2005, the Company finalized its repatriation plan. In July 2005, the Company received a distribution of $349 for its 50% of the cash previously held by AWBV.

IDEA Cellular Ltd.
In December 2004, the Company signed an agreement to sell its indirect 32.9% interest in IDEA Cellular Ltd. (IDEA), a cellular telecommunications company in India, to a joint venture between STT Communications Ltd. and TM International Sdn, a wholly-owned subsidiary of Telekom Malaysia Berhd. The sale agreement allowed for a maximum of six months for the securing of necessary regulatory approvals, which were not obtained. As a result, the Company let the agreement lapse. This lapse had no material financial impact upon the Company. The Company is in negotiations to sell its interest to other parties.

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 1.	Financial Statements (Unaudited)
CINGULAR WIRELESS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Variable Interest Entities
In November 2004, the Company and Edge Mobile Wireless, LLC (Edge Mobile Wireless) entered into a definitive agreement, pursuant to which Edge Mobile, LLC (Edge) was formed to bid as an “entrepreneur” for certain 1900 MHz band PCS licenses auctioned by the FCC. The auction ended in February 2005. Edge was the successful bidder for, and, following the filing and review of the standard applications, expects to be granted 21 licenses. Edge’s total high bids for the licenses in which the Company will have an indirect economic interest amounted to $181, of which the Company was obligated to fund $174. In December 2004, the Company contributed $31 in equity to Edge, which was used to pay for a portion of the licenses. The Company contributed equity and made advances to Edge in March 2005 of $7 and $136, respectively, to cover its remaining obligation.
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

Revolving Credit Agreement
Effective August 1, 2004, the Company entered into a revolving credit agreement with SBC and BellSouth for them to provide unsubordinated short-term financing on a pro rata basis at an interest rate of LIBOR plus 0.05% for the Company’s ordinary course operations based upon the Company’s budget and forecasted cash needs. The revolving credit agreement provides that in the event that the Company has available cash (as defined) on any business day, such amount shall first be applied to the repayment of the revolving loans, and any remaining excess shall then be applied to the repayment of the Subordinated Notes (member loans) from SBC and BellSouth at month end if the Company does not then require a cash advance under the agreement. The Company repaid a net amount of $1,667 for the six months ended June 30, 2005 on the revolving credit agreement. For the six months ended June 30, 2005, the Company repaid $301 of its member loans. As of June 30, 2005, the Company did not have an outstanding balance under the revolving credit agreement. The current agreement was amended in June 2005 to extend expiration until July 31, 2007.
On July 29, 2005, the Company repaid an additional $1,970 on the member loans. The majority of the funds used to make this payment arose from the July 5, 2005 release of $1,488 of remaining net proceeds from the sale of our California/Nevada network assets in January 2005, which had been held in a qualified trust. The Company anticipates that it will be required to borrow funds under the revolving credit agreement to pay for the capital expenditures that were purchased as qualified replacement property under the like-kind exchange agreement.

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 1.	Financial Statements (Unaudited)
CINGULAR WIRELESS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other
Concurrently with the Company’s acquisition of AT&T Wireless, the Company irrevocably deposited with the TeleCorp trustee U.S. Treasury securities which upon maturity would be sufficient to fund the redemption of the principal amount and related premium of the TeleCorp Notes, along with interest due prior to the Notes’ redemption date. In July 2005, the Company redeemed the TeleCorp Notes for $211.

8.	Related Party Transactions
In addition to the affiliate transactions described elsewhere in these consolidated financial statements, other significant transactions with related parties, principally the Company’s members, are as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

Type of Services(1)	2004	2005	2004	2005

Agent commissions and compensation	$19	$16	$51	$36
Interconnect and long distance	218	310	425	592
Telecommunications and other services	24	57	49	115

(1)	See Note 12 to the Company’s audited consolidated financial statements included in Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 for a further description of services.
The Company had receivables from affiliates of $247 and $110 and payables to affiliates of $109 and $204 at December 31, 2004 and June 30, 2005, respectively, primarily with SBC, BellSouth and GSMF (see also Note 5).

9.	Acquisition-Related, Integration and Other Costs
The Company is pursuing plans to exit certain activities and dispose of certain assets of AT&T Wireless, including redundant facilities and interests in certain foreign operations, and to fully integrate the acquired operations with those of the Company. These plans affect many areas of the combined company, including sales and marketing, network, information technology, customer care, supply chain and general and administrative functions. In connection therewith, the Company expects to continue to incur significant costs over the next several years associated with such integration activities. Plans affecting the Company’s integration of retail stores, administrative space and portions of the network were completed and approved by management during the second quarter, with other integration plans expected to be finalized by the third quarter of 2005. These plans resulted in adjustments to the purchase price allocation for the acquired assets and assumed liabilities of AT&T Wireless and the need to shorten the useful lives of certain network and other property, plant and equipment. Further adjustments to the purchase price allocation and useful lives for certain network and other assets are expected to be required from the integration plans that are expected to be finalized in the third quarter of 2005.

Network Integration Plan
During the second quarter of 2005, the Company finalized a portion of its plan to integrate certain acquired network assets of AT&T Wireless. The plan primarily addressed certain TDMA network

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 1.	Financial Statements (Unaudited)
CINGULAR WIRELESS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
equipment in locations where the Company and AT&T Wireless had overlapping TDMA network assets and excess capacity and AT&T Wireless’ UMTS (Universal Mobile Telephone Service) assets. The plan is anticipated to result in the decommissioning during 2005 and 2006 primarily of TDMA assets (approximately 85% former AT&T Wireless assets and 15% legacy Cingular assets) and former AT&T Wireless UMTS assets. The Company also determined that certain vendor-specific Cingular network assets in three markets will be decommissioned and replaced as part of its overall network integration efforts. The valuation of these former AT&T Wireless assets was reduced by approximately $145 and was reflected as an adjustment to the original purchase price allocated to these assets as of the acquisition date. The adjustment to depreciation expense recorded in the second quarter related to the revaluation of these former AT&T Wireless assets was not material. The determination to decommission certain legacy Cingular assets will result in an estimated net increase of $125 in depreciation for the remainder of 2005, including $104 recorded during the second quarter.

Retail Stores and Administrative Space Integration Plans
The Company also finalized during the second quarter of 2005 plans to integrate the retail stores and administrative space requirements for the sales/distribution and corporate real estate functions. These plans will result in the closure of over 500 retail stores and kiosks, of which approximately 340 were closed as of June 30, 2005, and the termination of leases in 87 buildings used for administrative and support functions. Management anticipates that between 150 and 175 new stores will be built by the end of 2005. The valuation of former AT&T Wireless non-network assets affected by these integration plans was reduced by $74 and was reflected as an adjustment to the original purchase price allocated to these assets as of the acquisition date. The adjustment to depreciation expense recorded in the second quarter related to the revaluation of these assets was not material. Legacy Cingular assets affected by the integration plans will be depreciated on an accelerated basis through their estimated remaining lives; the impact to depreciation expense in the second quarter and in future periods from the revised useful lives for these assets is not material.

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 1.	Financial Statements (Unaudited)
CINGULAR WIRELESS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In addition to the revaluation of assets, the Company incurred and recorded certain costs and accruals associated with the integration plans in accordance with the requirements of EITF 95-3 and SFAS No. 146 (As Amended), Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). Costs of $117 were recorded under EITF 95-3 during the second quarter to exit certain AT&T Wireless activities and resulted in adjustments to the purchase price allocation for assets acquired and liabilities assumed in the acquisition of AT&T Wireless. The majority of the costs recognized related to termination fees associated with leases and other contractual arrangements; payments made through June 30, 2005 were not material. Costs recorded under SFAS 146 are recognized in the income statement when those costs have been incurred. A summary of total expected costs to be incurred under SFAS 146 for the integration plans, and the amounts incurred for the three months ended June 30, 2005, is presented in the table below:

		Costs Incurred	Cumulative
	Estimate of Costs	During Three	Costs Incurred
	Expected to be	Months Ended	through
Summary of SFAS 146 Costs	Incurred	June 30, 2005	June 30, 2005

Contract Termination Costs:
Lease Terminations	$38	$10	$10
Agent Terminations	10	—	—
Other Contract Terminations	6	—	—
Other	4	—	—

Total	$58	$10	$10

Costs recorded under SFAS 146 during the second quarter were classified in “Selling, general and administrative”.

Employee Termination Costs
In connection with the integration, the Company recognized $3 and $22 for the three and six months ended June 30, 2005, respectively, for approximately 1,400 Cingular employees who have been identified to be terminated during 2005. The majority of these employees left their positions in the second quarter. Employee termination benefits to be paid to former Cingular employees are recorded in accordance with SFAS No. 112, Employers’ Accounting for Postemployment Benefits (SFAS 112). Additional liabilities for termination benefits to be provided to former Cingular employees are expected to be recognized under SFAS 112 when such costs are probable and estimable.
Employee termination benefits, including involuntary severance and related benefits, to be provided to approximately 1,900 former AT&T Wireless employees totaled $6 and $75 for the three and six months ended June 30, 2005 and were recognized under EITF 95-3, as liabilities assumed in the purchase business combination, which increased goodwill and did not affect net income. As of June 30, 2005, approximately 1,375 of the identified employees had left their positions.

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 1.	Financial Statements (Unaudited)
CINGULAR WIRELESS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table displays the activity and balances of the combined restructuring reserves for both former Cingular employees and AT&T Wireless employees, which is reflected in accrued liabilities on the consolidated balance sheet as of June 30, 2005:

Balance at December 31, 2004	$31
Additions	97
Deductions(1)	(95)

Balance at June 30, 2005	$33

(1)	Includes cash payments and adjustments for changes in employment status.

10.	Commitments and Contingencies

Commitments
The Company has unconditional purchase commitments for advertising and marketing, computer equipment and services, roaming, long distance services, network equipment and related maintenance and software development and related maintenance. These commitments totaled approximately $1,133 at June 30, 2005. Included in this amount are commitments of $126 to SBC, BellSouth and their affiliates for telecommunications and other services.
In connection with the termination of the Company’s GSMF network infrastructure joint venture with T-Mobile (see Note 3), the Company has a four-year commitment to purchase from T-Mobile minutes for resale with a value of $1,200. This commitment became effective in January 2005, and approximately $813 of the purchase commitment remained outstanding as of June 30, 2005.
The Company has interests in several consolidated entities, Salmon PCS LLC (Salmon) and Alaska Native Wireless, LLC (ANW), that have the right to require the Company to purchase their interests at specified time periods. The other owner of Salmon, Crowley Digital Wireless LLC (Crowley Digital), has the right to put its approximate 20% economic interest in Salmon to the Company at a cash price equal to Crowley Digital’s initial investment plus a specified rate of return. The put right can be exercised at certain times, of which the earliest exercise period will begin in February 2006 and the latest exercise period will end in April 2008. The Company’s maximum liability for the purchase of Crowley Digital’s interest in Salmon under this put right is $225, of which $163 was reflected in “Other current liabilities” as of June 30, 2005. In accordance with the terms of the ANW venture agreement, in March 2007, the other owners of ANW may elect to require the Company to purchase their interests in ANW for $145, of which $124 was reflected within “Other noncurrent liabilities” as of June 30, 2005. Under certain circumstances, this right may be exercised earlier, in which case the amount payable would be reduced by 5 percent per annum.
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

Contingencies
In a jury trial, Freedom Wireless, Inc. (Freedom) was awarded a verdict for damages against the Company and Boston Communications Group, Inc. (BCGI) in the amount of approximately $128 for past infringement of a patent allegedly owned by Freedom and used by BCGI to provide to the Company and other carriers a prepaid wireless telephone service technology platform. The Company and BCGI are pursuing post-trial motions and proceedings and have announced plans to appeal any judgment ultimately entered against them. BCGI has agreed to indemnify the Company with respect to the claims asserted in this litigation and has agreed to escrow $41 for the purchase of an appeal bond, which would cover part of the Company’s joint and several damages liability. As a result of this arrangement, the Company does not believe the ultimate disposition of this case will have a material impact on its operations, cash flows or financial position beyond the amount accrued in its financial statements.
Several class-action lawsuits have been filed against AT&T Corp. asserting claims under the federal securities laws. The complaints assert claims that AT&T Corp. made material misstatements concerning earnings and financial condition, while omitting other material information, allegedly to maximize proceeds from the offering of AT&T Wireless Group tracking stock in April 2000 and/or to avoid paying a cash guarantee in connection with the MediaOne acquisition. The plaintiffs have demanded substantial damages related to the offering of AT&T Wireless Group tracking stock. In connection with the split-off of AT&T Wireless from AT&T Corp., certain provisions of the Separation Agreement between AT&T Wireless and AT&T Corp. may result in AT&T Wireless’ being allocated as much as 70% of the liabilities arising out of these actions to the extent they relate to AT&T Wireless Group tracking stock. At this time, management is assessing the potential amount, if any, of this preacquisition liability.

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
The following should be read in conjunction with the December 31, 2004 Cingular Wireless LLC audited consolidated financial statements and accompanying notes, related information and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2004 and Quarterly Report on Form 10-Q for the three months ended March 31, 2005.
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
At June 30, 2005, we served approximately 51.6 million voice and data customers over our cellular and PCS networks, and we were the largest provider of wireless voice and data communications services in the United States, based on revenues and number of wireless customers. We had access to licenses to provide cellular or PCS wireless communications services covering an aggregate population (POPs) of 292 million, or approximately 98% of the U.S. population, including all of the 100 largest U.S. metropolitan areas.

Industry and Operating Trends
We compete for customers based principally on our reputation, network quality, customer service, price and service offerings. We face substantial and increasing competition in all aspects of our business. Our competitors are principally four national (Verizon Wireless, Sprint PCS, Nextel Communications and T-Mobile) and a large number of regional providers of cellular, PCS and other wireless communications services, as well as resellers. In addition, we may experience significant competition from companies that provide similar services using other current or future communications technologies and services. Our management focuses on the key wireless industry drivers of customer penetration, average revenue per user (ARPU), operating income, including OIBDA, defined as operating income before depreciation and amortization, and reputation within the wireless industry to evaluate our performance.
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
Our ARPU has weakened over the past several years declining from $52.91 for the year ended December 31, 2001 to $50.43 for the second quarter of 2005. This trend in decelerating revenue per subscriber is caused primarily by:

•	reduced revenues from airtime charges, primarily from the popularity of our rollover® plans, which allow customers to carry over unused minutes for up to one year, thereby reducing revenues from customers’ exceeding the number of minutes in their service plans; our national plans, which include no roaming or long distance charges; and our free mobile-to-mobile minutes, which allow Cingular customers to call other Cingular customers at no charge;

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

•	expansion of the subscriber base, especially to customers on lower price plans, such as prepaid, reseller plans and our FAMILYTALK® and similar plans targeting different market segments;

•	decreased roaming revenues due to our acquisition of AT&T Wireless, previously our largest roaming partner; lower negotiated roaming rates; and broader coverage footprints, which obviate the need for roaming; and

•	increased competition, which has, in general, resulted in pricing reductions for voice plans.
Although we see some stabilization of the above trends, we believe that ARPU will continue to be under pressure, notwithstanding increasing revenue per subscriber from data services.
Competition and the slowing rate of wireless service penetration will continue to adversely impact revenue growth, increase expenses and put pressure on margins. We expect cost of services increases to continue due to higher network system usage, including the costs we are now paying T-Mobile for the utilization of their network in California and Nevada, higher costs as we integrate AT&T Wireless’ network and operations and, to a lesser extent, redundant expenses related to operating multiple networks as our customer base transitions from our TDMA and analog networks to our GSM network. If we are successful in increasing the growth rate of gross customer additions, our customer acquisition costs will also increase. We also expect increased costs to maintain and support our growing customer base, including costs to migrate AT&T Wireless customers to the Cingular common service offerings and for customer care initiatives to improve our level of service to our combined customer base and to retain existing customers. Our network modernization will also increase costs during the next several years as we accelerate the depreciation of or write-off our TDMA network and redundant network facilities and incur higher depreciation costs as a result of the enhancement of the network coverage in our footprint and installation of high-speed 3G Universal Mobile Telephone Service/High-Speed Downlink Packet Access (UMTS/HSDPA) technology in our network infrastructure. We expect these and other cost increases to be partially offset by ongoing efforts to reduce general and administrative expenses and decreased roaming costs as a result of lower negotiated roaming rates with other carriers and the acquisition of AT&T Wireless. In addition, we expect to see synergy savings related to our AT&T Wireless acquisition to offset integration costs and other expense increases and contribute to higher margins beginning during the second half of 2005. The effective management of customer churn is also paramount in maximizing revenue growth and maintaining and improving margins.
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
We are pursuing plans to exit certain activities and dispose of certain assets of AT&T Wireless, including redundant facilities and interests in certain foreign operations, and to fully integrate the acquired operations. These plans affect many areas of the combined company, including sales and marketing, network, information technology, customer care, supply chain and general and administrative functions. In connection therewith, we expect to continue to incur significant costs over the next several years associated with such dispositions and integration activities. Plans affecting our integration of retail stores, administrative space and portions of the network were completed and approved by management during the

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
second quarter, with other integration plans expected to be finalized in the third quarter of 2005. These plans resulted in adjustments to the purchase price allocation for the acquired assets and assumed liabilities of AT&T Wireless and the need to shorten the useful lives of certain network and other property, plant and equipment. Further adjustments to the purchase price allocation and useful lives for certain network and other assets are expected to be required from the integration plans that will be completed in the third quarter of 2005. Although we have begun to realize cost savings and improvements in the operating performance of our combined operations, the more significant cost synergies will not occur until later in 2005 from the elimination of redundant facilities, advertising costs, staff functions, capital expenditures and other costs. We expect these synergy savings to partially offset integration costs and higher amortization expense in 2005 and then contribute to higher operating margins, beginning during 2006.
For the three and six months ended June 30, 2005 our operating income was negatively impacted by $204 and $309 of integration costs, respectively, which were primarily reflected within “Selling, general and administrative” expenses and “Depreciation and amortization” expenses. Integration costs impacting SG&A expenses during the second quarter primarily included sales and distribution related expenses as we continued efforts to integrate our sales processes and rationalize our distribution channels; spending associated with re-branding the combined company and support of our common customer service initiative; and systems integration costs. Employee termination benefits associated with former Cingular employees totaled $3 and $22 for the three and six months ended June 30, 2005, respectively, and were recorded in accordance with SFAS No. 112, Employers’ Accounting for Postemployment Benefits (SFAS 112). We also recorded employee termination benefits to be provided to former AT&T Wireless employees totaling $6 and $75 for the three and six months ended June 30, 2005 respectively, which were recognized under EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (EITF 95-3). Lastly, our operating income was negatively impacted by approximately $445 and $936 for the three and six months ended June 30, 2005, respectively, of non-cash amortization expenses related to amortizable intangible assets that were recorded with the acquisition.

Network Integration Plan
During the second quarter of 2005, we finalized a portion of our plan to integrate certain acquired network assets of AT&T Wireless. The plan primarily addressed certain TDMA network equipment in locations where we and AT&T Wireless had overlapping TDMA network assets and excess capacity and AT&T Wireless’ UMTS assets. This plan is anticipated to result in the decommissioning during 2005 and 2006 primarily TDMA assets (approximately 85% former AT&T Wireless assets and 15% legacy Cingular assets) and former AT&T Wireless UMTS assets. The Company also determined that certain vendor-specific Cingular network assets in three markets will be decommissioned and replaced as part of its overall network integration efforts. The valuation of these former AT&T Wireless assets was reduced by approximately $145 and was reflected as an adjustment to the original purchase price allocated to these assets as of the acquisition date. The adjustment to depreciation expense recorded in the second quarter related to the revaluation of these former AT&T Wireless assets was not material. The determination to decommission certain legacy Cingular assets will result in an estimated net increase of $125 in depreciation for the remainder of 2005, including $104 recorded during the second quarter.

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

Retail Stores and Administrative Space Integration Plans
Management also finalized during the second quarter of 2005 plans to integrate the retail stores and administrative space requirements for the sales/distribution and corporate real estate functions. These plans will result in the closure of over 500 retail stores and kiosks, of which approximately 340 were closed as of June 30, 2005, and the termination of leases in 87 buildings used for administrative and support functions. Management anticipates that between 150 and 175 new stores will be built by the end of 2005. The valuation of former AT&T Wireless non-network assets affected by these integration plans was reduced by $74 and was reflected as an adjustment to the original purchase price allocated to these assets as of the acquisition date. The adjustment to depreciation expense recorded in the second quarter related to the revaluation of these assets was not material. Legacy Cingular assets affected by the integration plans will be depreciated on an accelerated basis through their estimated remaining lives; the impact to depreciation expense in the second quarter and in future periods from the revised useful lives for these assets is not material.
In addition to the revaluation of assets, the Company incurred and recorded certain costs and accruals associated with the integration plans in accordance with the requirements of EITF 95-3 and SFAS 146. Costs recorded under EITF 95-3 during the second quarter to exit certain AT&T Wireless activities totaled $117 and resulted in adjustments to the purchase price allocation for assets acquired and liabilities assumed in the acquisition of AT&T Wireless. Costs of $10 were recognized in the income statement within “Selling, general, and administrative” expenses under SFAS 146 when those costs were incurred. The majority of the costs recognized during the second quarter relate to termination fees associated with leases and other contractual arrangements.

Asset Dispositions
Through April 2005, we completed several transactions to dispose of domestic wireless assets required to be divested by the FCC and the DOJ in connection with our acquisition of AT&T Wireless. These divested assets did not have a material impact on our ability to provide services in such markets or on our results of operations. We have completed all divestitures as required by the FCC and DOJ. The most significant of our required dispositions resulted in the transaction we completed with Alltel Communications (Alltel). Pursuant to the Company’s agreement with the DOJ and the FCC to divest certain assets and spectrum as a condition to receiving regulatory approval to acquire AT&T Wireless, in April 2005 the Company sold to Alltel licenses, network assets and subscribers in several markets that the Company acquired as part of the AT&T Wireless acquisition. The Company also sold to Alltel 20 MHz of spectrum and network assets formerly held by AT&T Wireless in Wichita, Kansas, which it was not required to divest. See Dispositions in Note 3 to our consolidated financial statements included in Item 1, Financial Statements for additional information on these dispositions.
In June 2005, we signed a stock purchase agreement with Digicel Limited (Digicel) to sell former AT&T Wireless operations and telecommunications licenses in Bermuda and certain Caribbean markets to Digicel for a purchase price of approximately $61 in cash (subject to certain potential adjustments under the agreement). Under the terms of the agreement, we will sell former AT&T Wireless properties and operations, including licenses, network assets and subscribers, in the following markets: Barbados, Bermuda, Cayman Islands, Antigua, Barbuda, Anguilla, Dominica, Grenada, St. Kitts, Nevis, St. Lucia, St. Vincent and the Grenadines. In addition, we will sell former AT&T Wireless telecommunications licenses in Curacao, Jamaica and the French West Indies. The closing of the transaction is contingent upon governmental and regulatory approval in each market. We do not expect to recognize a gain or loss on the disposition of these assets.

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

Termination of GSMF Network Infrastructure Joint Venture
In January 2005, we and T-Mobile dissolved our network infrastructure joint venture, GSMF. As part of the dissolution, we sold our ownership of the California/Nevada MTA network assets to T-Mobile for approximately $2,500 in cash. Also, as part of the dissolution, we were required to contribute an additional $200 to the venture to equalize the capital accounts. We retained the right to utilize the California/Nevada and New York networks during a four-year transition period and have committed to purchase a minimum number of minutes over this term for resale with a purchase commitment value of $1,200. Approximately $813 of this commitment remained outstanding at June 30, 2005. We and T-Mobile retained all of our respective customers in each market. Additionally, in January 2005, we sold 10 MHz of spectrum to T-Mobile in each of the San Francisco, Sacramento and Las Vegas BTAs for $180 as part of the dissolution of GSMF.
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
We used a significant portion of the sale proceeds to fund capital expenditures made through July 4, 2005, which allowed our members to defer income tax recognition on the gain from sale of the network to the extent of such use of the proceeds. As of June 30, 2005, $1,488 was classified as “Other assets” on our Consolidated Balance Sheets, which represented the remaining portion of the sale proceeds that were designated for payment of capital expenditure replacements, which funds were invested in a qualified trust.
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
correct this error was too large to record in 2004. Accordingly, our management and the Audit Committee of the board of directors of the Manager concluded that our financial statements for fiscal periods ending December 31, 2000 through December 31, 2003 and the first three interim periods of 2004 should be restated. The restated financial statements, including those for the three and six months ended June 30, 2004, were included in a Note to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004.
In addition, our infrastructure venture GSMF, which was accounted for under the equity method prior to its dissolution in January 2005, reached a similar conclusion with respect to operating leases, requiring correction and restatement of its previously issued financial statements for the years ended December 31, 2002 and 2003. This Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and six months ending June 30, 2004 has been modified and updated to reflect the effects of these restatements.
Adjustment of Consolidated Financial Statements for Reclassifications
The statement of operations for the three and six months ended June 30, 2004 has also been adjusted to present certain billings related to pass-through taxes to our customers as “Service revenues” and the related payments to the associated taxing authorities and regulatory agencies as “Cost of services” expense. Operating income and net income were unaffected. The amount adjusted for the three and six months ended June 30, 2004 were $32 and $57, respectively.
Selected Financial and Operating Data

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2005	2004	2005

	(Restated)		(Restated)
Construction and capital expenditures(1)	$783	$2,188	$1,117	$3,159
Licensed cellular/ PCS POPs (in millions) (end of period)(2)	243	292	243	292
Total cellular/ PCS customers (in millions) (end of period)(3)	25.0	51.6	25.0	51.6
Net additions, cellular/ PCS customers (in millions)	0.4	1.1	1.0	2.5
Cellular/ PCS customer churn(4)	2.7%	2.2%	2.7%	2.2%
Average cellular/ PCS revenue per user (ARPU)(5) (Actual dollars)	$50.75	$50.43	$49.54	$50.01
OIBDA(6)	$1,236	$2,133	$2,339	$3,922
OIBDA margin(7)	32.2%	27.6%	31.5%	25.9%

(1)	Capital expenditures for the three and six months ended June 30, 2004 do not include capital expenditures and cash contributions related to our infrastructure venture, GSMF, which was dissolved in January 2005.

(2)	Licensed POPs refers to the number of people residing in areas where we have licenses to provide cellular or PCS service.

(3)	Cellular/ PCS customers include customers served through reseller agreements.

(4)	Cellular/ PCS customer churn is calculated by dividing the aggregate number of cellular/ PCS customers who cancel service during each month in a period by the total number of cellular/ PCS customers at the beginning of each month in that period. Beginning in the first quarter of 2005 we adopted a new reseller churn calculation methodology that, for resellers, is based on net disconnects.

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

See “Consolidated Results of Operations, Three and six Months Ended June 30, 2004 Compared with the Three and Six Months Ended June 30, 2005”.

(5)	ARPU is defined as cellular/ PCS service revenues during the period divided by average number of cellular/ PCS customers during the period. For discussion of ARPU and reconciliation to its most comparable measure under GAAP, see “ARPU Discussion” below.

(6)	OIBDA is defined as operating income (loss) before depreciation and amortization. For discussion of OIBDA and reconciliation to its most comparable measure under GAAP, see “OIBDA Discussion” below.

(7)	OIBDA margin is defined as OIBDA divided by service revenues.
OIBDA Discussion
OIBDA is defined as operating income (loss) before depreciation and amortization. Although we have used substantively similar measures in the past, which we called “EBITDA”, we now use the term OIBDA to describe the measure we use as it more clearly defines the elements of the measure. OIBDA margin is calculated as OIBDA divided by services revenue. These are non-GAAP financial measures. They differ from operating income (loss) and operating margin, as calculated in accordance with GAAP, in that they exclude depreciation and amortization. They differ from net income (loss), as calculated in accordance with GAAP, in that they exclude, as presented in our Consolidated Statements of Income: (i) depreciation and amortization, (ii) interest expense, (iii) minority interest expense, (iv) equity in net income (loss) of affiliates, (v) other, net, and (vi) provision (benefit) for income taxes. We believe these measures are relevant and useful information to our investors as they are an integral part of our internal management reporting and planning processes and are important metrics that our management uses to evaluate the operating performance of our consolidated operations. They are used by management as a measurement of our success in acquiring, retaining and servicing customers because we believe these measures reflect our ability to generate and grow subscriber revenues while providing a high level of customer service in a cost-effective manner. Management also uses these measures as a method of comparing our performance with that of many of our competitors. The components of OIBDA include the key revenue and expense items for which our operating managers are responsible and upon which we evaluate their performance. Lastly, we use this measure for planning purposes and in presentations to our board of directors, and we use multiples of this current or projected measure in our discounted cash flow models to determine the value of our licensing costs and our overall enterprise valuation.
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
ARPU Discussion
ARPU is defined as cellular/ PCS service revenues during the period divided by average cellular/ PCS customers during the period. This metric is used to compare the recurring revenue amounts generated on our cellular/ PCS network to prior periods and internal targets. Our ARPU calculation excludes revenues from a business we sold in late 2004 and thereby makes our metric more comparable between periods with other wireless carriers.

Reconciliation of Non-GAAP Financial Measures to GAAP Financial Measures.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2005	2004	2005

	(Restated)		(Restated)
Net income (loss)	$339	$147	$554	$(93)
Plus: Interest expense	199	326	397	664
Plus: Minority interest expense	41	41	68	57
Plus: Equity in net loss (income) of affiliates	95	(1)	203	(3)
Plus: Other, net	(1)	(33)	(5)	(53)
Plus: Provision (benefit) for income taxes	(2)	24	4	46

Operating income	671	504	1,221	618
Plus: Depreciation and amortization	565	1,629	1,118	3,304

OIBDA	$1,236	$2,133	$2,339	$3,922

Service revenues	$3,833	$7,719	$7,416	$15,138
Less: Revenues from business sold in 2004	59	20	117	38

Service revenues used to calculate ARPU	$3,774	$7,699	$7,299	$15,100

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
Consolidated Results of Operations

Three and Six Months Ended June 30, 2004 Compared with the Three and Six Months Ended June 30, 2005
The discussion of our results of operations for the three and six months ended June 30, 2005, but not the comparable 2004 periods, include the financial results of AT&T Wireless. Additionally, as described above, effective January 5, 2005, we terminated our GSMF joint venture with T-Mobile. Prior to its termination, our Consolidated Statements of Operations included our share, based upon our proportionate share of licensed spectrum and/or minutes of use, of the network related costs of GSMF (excluding depreciation) as Costs of services expense. Additionally, we reflected our proportionate share, based upon economic ownership, of GSMF’s non-cash related expenses, primarily depreciation, as Equity in net loss of affiliates. As discussed above, in conjunction with the dissolution, we sold our network assets in California and Nevada, which were previously held by GSMF, to T-Mobile. Since then, we have been purchasing for resale minutes of use from T-Mobile, which costs (including costs previously reflected in Equity in net loss of affiliates) are reflected within Costs of services. The inclusion of the AT&T Wireless results and the impact associated with the termination of GSMF and the sale of our California/Nevada network assets may render direct comparisons with the results for prior periods less meaningful.

Customer Base (in thousands)

	Three Months Ended				Six Months Ended
Customers	June 30,		Change		June 30,		Change

	2004	2005	Fav(Unfav)%		2004	2005	Fav(Unfav)%

	(In thousands)
Cellular/PCS Customers
Beginning of Period	24,618	50,369	25,751	104.6%	24,027	49,109	25,082	104.4
Gross Additions
Postpaid	1,898	3,452	1,554	81.9%	3,678	7,081	3,403	92.5%
Prepaid	292	654	362	124.0%	673	1,395	722	107.3%
Reseller	252	278	26	10.3%	589	671	82	13.9%

Total Gross Additions	2,442	4,384	1,942	79.5%	4,940	9,147	4,207	85.2%
Net Additions (Losses)
Postpaid	380	1,072	692	182.1%	676	2,187	1,511	223.5%
Prepaid	(46)	(205)	(159)	345.7%	6	(292)	(298)	NM
Reseller	94	204	110	117.0%	300	595	295	98.3%

Total Net Additions	428	1,071	643	150.2%	982	2,490	1,508	153.6%
Other Adjustments	(2)	156	158	NM	35	(3)	(38)	NM

End of Period	25,044	51,596	26,552	106.0%	25,044	51,596	26,552	106.0%

NM –	Not Meaningful
We had approximately 51.6 million cellular/PCS customers at June 30, 2005, representing a growth of approximately 26.6 million in our cellular/PCS customer base from a year ago, including approximately 22 million customers that we assumed in conjunction with our acquisition of AT&T Wireless. For the three and six months ended June 30, 2005, cellular/PCS gross additions totaled approximately 4.4 million and 9.1 million, respectively, and represented an increase of approximately 2.0 million and 4.2 million,

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
respectively from the same prior year period. The increase in customer gross additions was primarily driven by incremental gross additions from our recently acquired AT&T Wireless markets. Additionally, gross customer additions rose due to growth in our traditional Cingular postpaid customer segment. The strong customer gross additions during the three and six months ended June 30, 2005 were driven by the larger distribution network of the combined company; attractive service offerings, including the popularity of our FAMILY TALK® plans and our rollover® plan feature; and continued high levels of advertising of the combined company. Offsetting these increases was a decrease in our reported reseller gross additions due to the change in methodology for calculating our reseller churn which we implemented effective with the first quarter of 2005, and conformity issues related to the calculation of churn for Cingular and AT&T Wireless, which we implemented in the fourth quarter of 2004. See further description of these changes below.
For the three and six months ended June 30, 2005, the cellular/PCS churn rate was 2.2% for both respective periods, down from 2.7% for both respective periods in the corresponding prior year period. The decline in our churn resulted primarily from a lower churn rate in our postpaid customer base, the change in our methodology in calculating churn related to our reseller customers and changes resulting from the conformity issues implemented in the fourth quarter of 2004. Offsetting these declines was an increase in the churn rate among our legacy prepaid customers. Postpaid churn for the three and six months ended June 30, 2005 was 1.8% and 1.9%, respectively, compared to 2.3% for both the three and six months ended June 30, 2004. We believe that the decline in our postpaid churn resulted as the combined company provides a more compelling value proposition than Cingular was able to provide before the acquisition, including more affordable rate plans, broader network coverage, higher network quality, exclusive devices and mobile-to-mobile calling to over 51 million Cingular customers. Since the acquisition of AT&T Wireless, we have successfully migrated approximately four million former AT&T Wireless customers to Cingular service offerings, including approximately one million during the three months ended June 30, 2005.
Beginning in the first quarter of 2005, we adopted a new reseller churn calculation methodology that resulted in an aggregated churn calculation that is more comparable with our major competitors. Prior to 2005, we included gross reseller disconnects in our churn calculation. Effective with the first quarter of 2005, we base our churn calculation on total net reseller disconnects. The change resulted in an improvement to our reported churn for the three and six months ended June 30, 2005 of approximately 30 basis points for both periods. Changes to conform the traditional Cingular presentation to certain of the AT&T Wireless churn methodologies resulted in an improvement to reported churn for the three and six months ended June 30, 2005 of less than 10 basis points for both periods.
Other adjustments to our subscriber base during the three months ended June 30, 2005 primarily included the inclusion of the subscribers associated with the Arkansas properties contributed to us from SBC, partially offset by the removal of subscribers associated with markets sold during this respective period, including those that were required to be divested by the FCC and DOJ in connection with their approval of our acquisition of AT&T Wireless.

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

Historical Consolidated Data — For the three and six months ended June 30, 2004 and 2005.

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change

	2004	2005	$	%	2004	2005	$	%

	(Restated)				(Restated)
Operating Revenues
Local service revenue — voice	$3,281	$6,317	3,036	92.5%	$6,385	$12,496	6,111	95.7%
Data revenue	166	654	488	294.0	303	1,224	921	304.0

Total local service revenue	3,447	6,971	3,524	102.2	6,688	13,720	7,032	105.1
Incollect roamer revenue	172	386	214	124.4	327	689	362	110.7
Long distance	47	113	66	140.4	89	227	138	155.1

Subscriber revenue	3,666	7,470	3,804	103.8	7,104	14,636	7,532	106.0
Outcollect revenue	133	181	48	36.1	247	345	98	39.7
Other revenue	34	68	34	100.0	65	157	92	141.5

Other service revenue	167	249	82	49.1	312	502	190	60.9

Wireless service revenue	3,833	7,719	3,886	101.4	7,416	15,138	7,722	104.1
Equipment sales	354	890	536	151.4	738	1,700	962	130.4

Total operating revenues	4,187	8,609	4,422	105.6	8,154	16,838	8,684	106.5

Operating expenses
Cost of services (excluding depreciation)	983	2,293	1,310	133.3	1,938	4,437	2,499	128.9
Cost of equipment sales	505	1,230	725	143.6	1,042	2,525	1,483	142.3
Selling, general and administrative	1,463	2,953	1,490	101.8	2,835	5,954	3,119	110.0
Depreciation and amortization	565	1,629	1,064	188.3	1,118	3,304	2,186	195.5

Total operating expenses	3,516	8,105	4,589	130.5	6,933	16,220	9,287	134.0

Operating income	671	504	(167)	(24.9)	1,221	618	(603)	(49.4)

Other income (expenses):
Interest expense	(199)	(326)	(127)	63.8	(397)	(664)	(267)	67.3
Minority interest in earnings of consolidated entities	(41)	(41)	—	—	(68)	(57)	11	(16.2)
Equity in net income (loss) of affiliates	(95)	1	96	(101.1)	(203)	3	206	(101.5)
Other, net	1	33	32	NM	5	53	48	NM

Total other income (expenses)	(334)	(333)	1	(0.3)	(663)	(665)	(2)	0.3

Income (loss) before provision (benefit) for income taxes	337	171	(166)	(49.3)	558	(47)	(605)	(108.4)
Provision (Benefit) for income taxes	(2)	24	26	NM	4	46	42	NM

Net income (loss)	$339	$147	(192)	(56.6)%	$554	$(93)	(647)	(116.8)%

NM — Not Meaningful

Operating Revenues
Total operating revenues, consisting of service revenues and equipment sales, increased $4,422, or 105.6%, to $8,609 and $8,684, or 106.5%, to $16,838 for the three and six months ended June 30, 2005, compared with the corresponding prior year periods. The growth in service revenues for both the three and six

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
months ended June 30, 2005 compared with the corresponding prior year period was primarily the result of increased revenues associated with our acquisition of AT&T Wireless in the fourth quarter of 2004. To a lesser extent, service revenues increased from postpaid customer growth and higher data and regulatory fee revenues in the traditional Cingular markets. For the three and six months ended June 30, 2005, compared with the corresponding prior year period, equipment sales contributed $536 and $962, respectively, of the increase in total operating revenues, driven primarily by incremental revenues from new customers in former AT&T Wireless markets, higher volumes of equipment sales in the traditional Cingular markets and increased equipment sales from former AT&T Wireless customers migrating to Cingular common service offerings.
The components of the change in service revenues are described as follows:
Service revenues. Service revenues, comprised of local service, data, roaming, long distance and other revenues, increased $3,886, or 101.4%, for the three months ended June 30, 2005, and $7,722, or 104.1%, for the six months ended June 30, 2005.
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
The key driver of the increase in local service revenues for both the three and six months ended June 30, 2005 was an increase of 105.3% and 104.9%, respectively, in the average number of cellular/PCS customers, including the nearly 22 million customers acquired with the AT&T Wireless transaction. The increase in local service revenues was partially offset by a decline in our monthly access charges and airtime usage due to an increase in the number of our customers on our rollover® plans, which allow customers to carry over unused minutes for up to one year, and our free mobile-to-mobile minutes, which allow Cingular customers to call other Cingular customers at no charge. Increases in data revenues also favorably impacted total service revenues. The $488 and $921 increases in data revenues for the three and six months ended June 30, 2005, respectively, over the prior year periods were driven by increased data service penetration and usage of SMS short messaging and other data services by our cellular/PCS customers, including those data customers assumed with the AT&T Wireless acquisition. Partially offsetting these increases was the loss of revenues from our Mobitex data business, which we sold during the fourth quarter of 2004.
Roaming revenues, including both incollect and outcollect revenues, increased $262 and $460 for the three and six months ended June 30, 2005, respectively, when compared with the corresponding prior year periods. These increases resulted as higher roaming revenues from the acquired AT&T Wireless subscriber base more than offset the elimination of the intracompany roaming between former AT&T Wireless and Cingular markets.
Long distance revenues for the three and six months ended June 30, 2005 increased $66 and $138, respectively, from the prior year corresponding periods due to the revenue associated with the acquired AT&T Wireless subscribers and an increase in international long distance revenues from the traditional Cingular subscriber base as more subscribers continue to be migrated to our GSM network, which allows for more access to international calling than TDMA subscribers.
ARPU. Cellular/PCS ARPU for the three months ended June 30, 2005 was $50.43, a decrease of $0.32, or 0.6%, compared with $50.75 for the three months ended June 30, 2004. For the six months ended June 30, 2005, we experienced a $0.47, or 0.9%, increase when compared to the corresponding prior year

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
period. Lower access revenue from FAMILYTALK® and reseller customers added to our subscriber base, and lower airtime charges resulting from free mobile-to-mobile calling features of many of our plans, larger bucket plans and rollover® plans caused a decline in ARPU. This decline was partially offset for the three months ended June 30, 2005 and more than offset for the six months ended June 30, 2005 by higher revenues from the former AT&T Wireless postpaid customer segment, increased per unit contributions from monthly access, data, long distance and regulatory fee revenues. Additionally, ARPU declined in both periods from decreased roaming revenues due to our acquisition of AT&T Wireless, previously our largest roaming partner.

Operating Expenses
Cost of services (exclusive of depreciation). The $1,310, or 133.3%, increase in cost of services for the three months ended June 30, 2005, compared with the corresponding prior year period, resulted from the increase in costs attributable to the AT&T Wireless acquisition, including an increase in local network system costs of $1,104; an increase of $206 in third-party network system costs (i.e., roaming and long distance costs), higher interconnection fees associated with a 154.3% growth in system minutes of use; higher facilities related costs resulting from the increase in cell sites and with maintaining additional duplicate TDMA and GSM networks; and increased USF and regulatory fees from the increase in the customer base. For the three months ended June 30, 2005, local network system costs also increased approximately $178 from the prior year corresponding period as a result of the termination of our joint venture, GSMF (see further discussion of accounting impacts related to GSMF above). Third-party network system cost increases for the three months ended June 30, 2005 compared with the corresponding prior year period included a $124 increase in incollect roaming costs and an $82 increase in long distance costs. Both increases were driven by higher volumes of minutes, including those minutes associated with the acquired AT&T Wireless subscribers, which more than offset rate decreases for both our incollect minutes and long distance minutes, and the elimination of intracompany roaming between former AT&T Wireless customers and Cingular.
The $2,499, or 128.9%, increase in cost of services for the six months ended June 30, 2005, compared with the corresponding prior year period, resulted from the increase in costs attributable to the AT&T Wireless acquisition, including an increase in local network system costs of $2,150, and an increase of $349 in third-party network system costs, higher interconnection fees associated with a 151.9% growth in system minutes of use; higher facilities related costs resulting from the increase in cell sites and with maintaining additional duplicate TDMA and GSM networks; and increased USF and regulatory fees from the increase in the customer base. For the six months ended June 30, 2005, local network system costs also increased approximately $295 from the prior year corresponding period as a result of the termination of our joint venture, GSMF. Third-party network system cost increases for the six months ended June 30, 2005 compared with the corresponding prior year period included a $179 increase in incollect roaming costs and a $170 increase in long distance costs. Both increases were driven by higher volumes of minutes, including those minutes associated with the acquired AT&T Wireless subscribers, which more than offset rate decreases for both our incollect minutes and long distance minutes, and the elimination of intracompany roaming between former AT&T Wireless customers and Cingular.
Cost of equipment sales. For the three and six months ended June 30, 2005, the $725 and $1,483 increases from the prior year corresponding periods, respectively, were driven primarily by higher unit sales associated with the recently acquired AT&T Wireless markets, as well as higher unit sales in the traditional Cingular markets, which were partially offset by a decline in the average cost per unit sold. Higher unit sales resulted both from the 79.5% and 85.2% respective increases in gross customer additions, as well as increased upgrade activity. Upgrade costs increased approximately $240 and $472, respectively,

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
when compared with the same prior year period due to the migration of former AT&T Wireless customers to Cingular common service offerings and a shift to more advanced handsets as a result of our GSM/GPRS/EDGE network overlay.
Selling, general and administrative expenses. Selling, general and administrative expenses for the three and six months ended June 30, 2005 increased $1,490 and $3,119, respectively, or 101.8% and 110.0%, when compared with the corresponding prior year periods, driven primarily by the AT&T Wireless acquisition. Selling, general and administrative expenses during the three and six months ended June 30, 2005 included $76 and $178, respectively, of integration expenses, primarily related to employee termination benefits for former Cingular employees, continued spending associated with re-branding the combined company and support of our common customer service initiative, and system integration costs.
Selling expenses, which include sales, marketing, advertising and commission expenses, for the three and six months ended June 30, 2005 increased $568 and $1,195, respectively, or 80.0% and 88.3%, when compared with the corresponding prior year periods. The primary increases in selling expenses related to increased sales personnel costs associated with the acquired AT&T Wireless sales force, higher advertising and promotions expenses and increased commissions expenses related to the 79.5% and 85.2% increases in gross customer additions for the three and six month ended June 30, 2005, respectively, compared with the corresponding prior year periods. Selling expenses included $36 and $73 of integration expenses for the three and six months ended June 30, 2005, respectively.
Costs for maintaining and supporting our customer base for the three and six months ended June 30, 2005 increased $640 and $1,305, respectively, or 128.5% and $130.1%, when compared with the corresponding prior year periods. Increased costs were principally due to higher customer service expenses, an increase in upgrade commissions and an increase in billing and bad debt expenses. Customer service expenses for the three and six months ended June 30, 2005 increased $323 and $683, respectively, or 162.3%and 173.4%, primarily driven by increased headcount and employee-related expenses acquired from AT&T Wireless to support our larger subscriber base, as well as customer retention and customer service improvement initiatives. Customer service expenses included $5 and $20 of integration related costs for the three and six months ended June 30, 2005, respectively. Upgrade commissions for the three and six months ended June 30, 2005 increased $97 and $196, respectively, or 75.2% and 72.3%, and primarily driven by an increase in handset upgrade activity and higher commission incentives related to the migration of our AT&T Wireless subscribers to Cingular common service offerings. During the three months ended June 30, 2005, we successfully migrated approximately one million former AT&T Wireless customers to Cingular service offerings. The migrations for the six months ended June 30, 2005 approximate three million. Other maintenance cost increases included higher billing and bad debt related expenses related to the growth in our subscriber base.
Other administrative costs for the three and six months ended June 30, 2005 increased $282 and $619, respectively, or 110.6% and 129.2%, when compared with the corresponding prior year period and included $35 and $85, respectively, of integration costs. In addition to the integration costs, administrative costs increased as a result of incremental expenses associated with the acquired AT&T Wireless administrative personnel.
Depreciation and amortization. For the three and six months ended June 30, 2005, depreciation and amortization expenses totaled $1,629 and $3,304, respectively, representing increases of $1,064 and $2,186, respectively, when compared with the corresponding prior year periods. Depreciation expense for the three months ended June 30, 2005 totaled $1,170 and increased $644, primarily due to incremental depreciation associated with the property, plant and equipment acquired in the AT&T Wireless acquisition and depreciation related to our ongoing capital spending associated with our GSM network. Additionally,

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
depreciation expense increased over the prior year period as a result of a reduction of the useful lives of certain legacy Cingular TDMA and other equipment associated with a portion of our network integration plan related to our AT&T Wireless acquisition, which increased depreciation expense by approximately $170 and $266, respectively, during the three and six months ended June 30, 2005. The second quarter also included a $57 reduction of depreciation expense, which was attributable to prior quarters to reflect adjusted depreciation associated with changes in the valuation of assets resulting from integration plans approved in the second quarter and other adjustments to the preliminary purchase price allocation. Intangibles amortization expense for the three months ended June 30, 2005 totaled $459, representing an increase of $420 compared with the prior year period, primarily due to amortization of the customer relationship and other intangible assets recorded with the AT&T Wireless acquisition. This increase was partially offset by a decrease in amortization associated with intangible assets that became fully amortized during 2004.

Other Income (Expenses)
Interest Expense. For the three and six months ended June 30, 2005, interest expense totaled $326 and $664, respectively, and represented respective increases of $127 and $267 versus the prior year’s corresponding periods. The increases in interest expense resulted primarily from interest associated with the $9,500 in Senior Notes assumed in the AT&T Wireless acquisition, which was partially offset by a reduction for the amortization of the purchase price valuation premium associated with the acquired AT&T Wireless debt.
Minority interest in earnings of consolidated entities. For the three and six months ended June 30, 2005, minority interest expense totaled $41 and $57, respectively, and was essentially flat compared with the same prior year amounts due to lower partnership net income versus the prior year periods, which was offset by a decline in minority partners’ ownership positions that were acquired primarily in conjunction with the Alltel transactions which closed in April 2005.
Equity in net income (loss) of affiliates. For the three month period ended June 30, 2005, equity in net income (loss) of affiliates was income of $1 versus a loss of $95 in the prior year period. For the six month period ended June 30, 2005, equity in net income (loss) of affiliates was income of $3 versus a loss of $203 in the prior year comparable period. The losses for the three and six months ended June 30, 2004 related primarily to our joint venture with T-Mobile, GSMF, which was terminated in January 2005. See “Termination of GSMF Network Infrastructure Joint Venture” above for further discussion.
Other, net. Other, net for the three and six months ended June 30, 2005 totaled $33 and $53, respectively, and primarily included interest income associated with the cash received from the sale of certain of our network assets to T-Mobile in January 2005. For the three months ended June 30, 2005, we recognized a gain of $13 on the sale of certain assets.

Provision (Benefit) for Income Taxes
Provision (benefit) for income taxes. For the three and six months ended June 30, 2005, the provision for income taxes was $24 and $46, respectively, representing increases of $26 and $42 as compared with the corresponding prior year periods. We are not a taxable entity for federal income tax purposes. Federal taxable income or loss is included in our respective members’ federal income tax returns. Our provision (benefit) for income taxes includes federal and state income taxes for our corporate subsidiaries, as well as for certain states that impose income taxes upon non-corporate legal entities. Our acquisition of AT&T Wireless resulted in a significant increase in our pre-tax income (loss) from corporate subsidiaries. AT&T Wireless retained its corporation status; however, after the acquisition, AT&T Wireless contributed the

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
majority of its assets and liabilities to Cingular Wireless II, LLC (CWII), which it owns jointly with us. Forty-three percent of the income (loss) from CWII is allocated to AT&T Wireless and is subject to federal and state income taxes. The remaining 57% of the income (loss) from CWII is allocated to us and is included in our respective members’ income tax returns. The higher provision for income taxes for the three and six months ended June 30, 2005 resulted from higher pre-tax income related to our corporate subsidiaries in the current year periods versus the prior year periods, which was partially offset by benefits recognized during the second quarter of state income tax law changes and the reversal of previously established valuation allowances.
Liquidity and Capital Resources

Cash Flow Analysis

Cash Flows for the Six Months Ended June 30, 2005 Compared with the Six Months Ended June 30, 2004

	Six Months Ended
	June 30,		Change

	2004	2005	$	%

	(Restated)
Net cash provided by operating activities	$1,702	$3,978	$2,276	133.7%
Net cash used in investing activities	(2,900)	(1,804)	1,096	-37.8%
Net cash provided by (used in) financing activities	160	(2,259)	(2,419)	NM

Net decrease in cash and cash equivalents	(1,038)	(85)	953	-91.8%
Cash and cash equivalents at beginning of period	1,139	352	(787)	-69.1%

Cash and cash equivalents at end of period	$101	$267	$166	164.4%

NM — Not Meaningful
Net cash provided by operating activities. For the six months ended June 30, 2005, cash provided by operating activities was $3,978, an increase of $2,276 from the six months ended June 30, 2004. The increase in cash provided by operating activities was primarily due to a $1,583 increase in operating income, excluding depreciation and amortization, and increases in cash generated from working capital. The increase in cash generated from working capital was primarily due to the $498 of cash generated from the increase in accounts payable and accrued liabilities for the six months ended June 30, 2005 versus a use of cash of $268 in the prior year period. The increase in accounts payable and accrued liabilities for the six months ended June 30, 2005 resulted from significant capital-related accruals at the end of June. These increases in cash provided by operating activities were partially offset by higher interest payments during the six months ended June 30, 2005 versus the comparable prior year period.
Net cash used in investing activities. For the six months ended June 30, 2005, cash used in investing activities was $1,804, a decrease of $1,096 from the prior year. Net cash used in investing activities for the six months ended June 30, 2005 included $2,482 of proceeds from the sale of our California and Nevada network assets to T-Mobile, $432 of proceeds from the sale of wireless properties, including those that we were required to divest, and $180 from the sale of spectrum to T-Mobile. Offsetting these cash receipts were $3,159 of capital expenditures during the six months ended June 30, 2005, the $200 payment we were required to make to GSMF prior to its dissolution and $143 of deposits made for license acquisitions. Our net cash from investing activities also reflects a decrease due to the designation, as of June 30, 2005, of the remaining net proceeds of $1,488 from the sale of our network assets to T-Mobile as funds that will

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
substantively be used for capital expenditure replacements. Cash used in investing activities for the six months ended June 30, 2004 primarily included capital expenditures, contributions made to GSMF and $1,400 for the purchase of NextWave licenses.
Net cash provided by (used in) financing activities. For the six months ended June 30, 2005, cash used in financing activities totaled $2,259 and primarily included $1,667 of repayments to our members under our revolving credit agreement, $301 of repayments to our members under our Subordinated Notes and $250 in repayments of AT&T Wireless Senior Notes. Cash provided by financing activities for the six months ended June 30, 2004 totaled $160 and primarily included $300 in commercial paper borrowings, partially offset by long-term debt and capital lease repayments and distributions made to our minority partners.

Sources of Liquidity
Effective August 1, 2004, we entered into a revolving credit agreement with SBC and BellSouth pursuant to which they provide unsubordinated short-term financing on a pro rata basis at an interest rate of LIBOR plus 0.05% for our ordinary course operations based upon our budget and forecasted cash needs. The revolving credit agreement provides that in the event that we have available cash (as defined) on any business day, such amount shall first be applied to the repayment of the revolving loans, and any remaining excess then shall be applied to the repayment of the Subordinated Notes (member loans) from SBC and BellSouth at month end if we do not then require a cash advance under the agreement. For the quarter ended June 30, 2005, we repaid $301 of their member loans. As of June 30, 2005, we did not have an outstanding balance under the revolving credit agreement. The current agreement was amended in June 2005 to extend until July 31, 2007.
As of June 30, 2005, we had cash and cash equivalents totaling $267. Additionally, as of June 30, 2005, we had $1,488 remaining from the sale of our California and Nevada network assets to T-Mobile (see “Termination of GSMF Network Infrastructure Joint Venture” above). We have classified these funds as “Other assets” on our Consolidated Balance Sheet as of June 30, 2005, as we have designated these funds for capital expenditures. These funds were released to us from a qualified trust on July 5, 2005; any such funds remaining on the last business day of the month were used to pay member loans in accordance with the terms of the revolving credit agreement with SBC and BellSouth. We expect to fund our remaining capital requirements for at least the next 12 months by using existing cash balances; cash generated from operations; and, if necessary, drawing under our revolving credit agreement with SBC and BellSouth. Additionally, in July 2005, we received a cash distribution of $349 from our equity investment in Atlantic West B.V.

Cash Requirements
Our operating cash requirements during 2005 will be driven primarily by capital expenditures associated with our network, integration activities associated with our acquisition of AT&T Wireless, interest payments and costs associated with acquiring and retaining new and existing subscribers. We do not anticipate significant cash requirements for income tax payments during 2005 related to our corporate subsidiaries due to utilization of existing tax net operating loss (NOLs) carryforwards. During 2005, we may be required to make tax distributions to our members in amounts sufficient to permit members to pay the tax liabilities resulting from allocations of income tax items from us.
Network Upgrades, Integration and Expansion. The upgrade, integration and expansion of the Cingular and AT&T Wireless networks and the networks we acquired from Triton, the installation of UMTS/HSDPA technology in a number of markets and the construction of network facilities in California and Nevada to replace the facilities we sold to T-Mobile upon the termination of our GSMF

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)
Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
network infrastructure joint venture will require substantial amounts of capital over the next several years. Management is currently analyzing the condition of the acquired networks and other capital expenditure needs and integration requirements. For the three and six months ended June 30, 2005, we spent $2,188 and $3,159, respectively, for our GSM/ GPRS/ EDGE network upgrade plus other network and non-network capital expenditures.
Integration of AT&T Wireless. We are pursuing plans to exit certain activities and dispose of certain assets of AT&T Wireless, including redundant facilities and interests in certain foreign operations, and to fully integrate the acquired operations. These plans affect many areas of the combined company, including sales and marketing, network, information technology, customer care, supply chain and general and administrative functions. For the three and six months ended June 30, 2005, we incurred $95 and $200, respectively, of cash-impacting integration and planning costs, which are included primarily in “Selling, general and administrative” expenses in our consolidated statements of operations. We expect to continue to incur significant costs over the next several years associated with dispositions and integration activities. Management is in the process of finalizing these plans in the third quarter of 2005.
Contractual Obligations. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2004 and Note 10 within Item 1. Financial Statements of this Report for a description of our contractual obligations. With the exception of repayments of our long-term debt (see Note 7 to our consolidated financial statements in Item 1) , there have not been any material changes outside the ordinary course of business with respect to these contractual obligations during the six months ended June 30, 2005.
Debt Service. As of June 30, 2005, we had $21,903 of consolidated indebtedness and capitalized lease obligations, excluding unamortized premiums/discounts and interest rate swap fair value adjustments but including the acquired AT&T Wireless debt obligations. This debt includes $2,000 in unsecured Senior Notes of Cingular Wireless LLC, $9,450 in unsecured Senior and Senior Subordinated Notes of AT&T Wireless and TeleCorp Wireless, Inc. (TeleCorp), $9,327 in unsecured, subordinated member loans from SBC and BellSouth, $1,082 in capital lease obligations (excluding executory costs and imputed interest) and $44 in other debt. As of June 30, 2005, we did not have an outstanding balance on the revolving credit agreement. During the second quarter of 2005, we repaid $301 of our member loans. For the six months ended June 30, 2005, we repaid a net amount of $1,667 on the revolving credit agreement. In addition, in July 2005, the Company redeemed the TeleCorp Notes for $211 and made additional payments of $1,970 on the member loans. The majority of the funds used to make this latter payment arose from the July 5, 2005 release of $1,488 of remaining net proceeds from the sale of our California/ Nevada network assets in January 2005, which had been held in a qualified trust. We anticipate that we will be required to borrow funds under the revolving credit agreement to pay for the capital expenditures that were purchased as qualified replacement property under the like-kind exchange agreement. Additional capital lease obligations for the three months ending June 30, 2005 were $16. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2004 for our debt service requirements.
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
Related Party Transactions
See Related Party Transactions in Note 8 to our consolidated financial statements included in Item 1, Financial Statements. In addition, as described in Note 1, SBC contributed to us the wireless operations and assets in certain Arkansas markets on May 1, 2005.
Recent Accounting Pronouncements
See the section, New Accounting Standard in Note 1, “Summary of Significant Accounting Policies” in Item 1, “Financial Statements”.
Off-Balance Sheet Arrangements
As of June 30, 2005, we had no material off-balance sheet arrangements.

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
At June 30, 2005, we had outstanding an aggregate of $9,327 in unsecured, subordinated member loans from SBC and BellSouth with a fixed interest rate of 6.0% and a stated maturity of June 30, 2008. In addition, as of June 30, 2005, we had outstanding $11,450 of unsecured senior notes with fixed interest rates ranging from 5.625% to 10.625% and with maturity dates between 2005 and 2031. As of June 30, 2005, we had $250 of fixed-to-floating interest rate swaps related to our five-year unsecured senior notes. A change in interest rates of 100 basis points would change our interest expense as a result of the swaps as of June 30, 2005 by $3 per annum. We also have capital leases outstanding of $1,082 with fixed interest rates ranging from 6.0% to 9.6%.
As of June 30, 2005, we had $21 of floating rate borrowings. These borrowings include any amounts outstanding under our revolving credit agreement with SBC and BellSouth which carry an interest rate of LIBOR plus 0.05%. As of June 30, 2005, we did not have an outstanding balance on the revolving credit agreement. A change in interest rates of 100 basis points would change our interest expense on floating rate debt balances as of June 30, 2005 by $0.2 per annum.
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
As of June 30, 2005, management, including our President and Chief Executive Officer and Chief Financial Officer, completed its evaluation of the effectiveness of the design and operation of our disclosure

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)
controls and procedures. Based on the foregoing, our President and Chief Executive Officer and our Chief Financial Officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives. We also have investments in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities are necessarily more limited than those we maintain with respect to our consolidated subsidiaries.
(b) During the evaluation referred to in Item 4(a) above, we have identified no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

CINGULAR WIRELESS LLC

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
See Contingencies in Note 10 to our consolidated financial statements included in Item 1, Financial Statements of this Report for information on legal proceedings. Except for the noted matters, there are no material change in the status of our legal proceedings from that described in our Annual Report on Form 10-K for the year ended December 31, 2004.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Submission of Matters to a Vote of Security Holders
None.

Item 5.	Other Information
None.

Item 6.	Exhibits
(a) Exhibits

Number		Title

31.1		Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32	.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
99.1		Compensation Arrangement for Stanley T. Sigman (incorporated by reference to Exhibit 99.1 to Form 8-K filed on May 18, 2005)
99.2		Retention Agreement between William Hague and Cingular Wireless Corporation (incorporated by reference to Exhibit 99.1 to Form 8-K filed on June 30, 2005)
99.3		Amended and Restated Revolving Credit Agreement By and Among BellSouth Corporation, SBC Communications Inc. and Cingular Wireless LLC Dated as of June 28, 2005 (incorporated by reference to Exhibit 99.2 to Form 8-K filed on June 30, 2005)

*	This exhibit is hereby furnished to the SEC as an accompanying document and is not to be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.

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
While the below list of cautionary statements is not exhaustive, some factors, in addition to those contained throughout this document, that could affect future operating results, financial position and cash flows and could cause actual results to differ materially from those expressed or implied in the forward-looking statements are:

•	the pervasive and intensifying competition in all markets where we operate;

•	failure to quickly realize capital and expense synergies from the acquisition of AT&T Wireless as a result of technical, logistical, regulatory and other factors;

•	delays or inability of vendors to deliver hardware, software, handsets or network equipment;

•	problems associated with the transition of our network to higher speed technologies;

•	slow growth of our data services due to a lack of popular applications, terminal equipment, advanced technology and other factors;

•	sluggish economic and employment conditions in the markets we serve;

•	the final outcome of FCC proceedings, including rulemakings and judicial review, if any, of such proceedings;

•	enactment of additional state and federal laws, regulations and requirements pertaining to our operations;

•	the outcome of pending or threatened complaints and litigation; and

•	additional risks and uncertainties not presently known to us or that we currently deem immaterial.

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
Date: August 4, 2005

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