Form 10-Q
period 2005-09-30
CINGULAR WIRELESS LLC
filed 2005-11-03
CIK 1130452

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 1.	Financial Statements (Unaudited)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2005	2004	2005

	(Restated)		(Restated)
Operating revenues:
Service revenues	$3,873	$7,721	$11,289	$22,859
Equipment sales	419	1,025	1,157	2,725

Total operating revenues	4,292	8,746	12,446	25,584

Operating expenses:
Cost of services (excluding depreciation, included below, of $473 and $779, and $1,373 and $2,938, respectively)	1,107	2,464	3,045	6,901
Cost of equipment sales	585	1,203	1,627	3,728
Selling, general and administrative	1,567	2,881	4,402	8,835
Depreciation and amortization	573	1,541	1,691	4,845

Total operating expenses	3,832	8,089	10,765	24,309

Operating income	460	657	1,681	1,275

Other income (expenses):
Interest expense	(200)	(304)	(597)	(968)
Minority interest in earnings of consolidated entities	(20)	(38)	(88)	(95)
Equity in net income (loss) of affiliates	(98)	1	(301)	4
Other, net	—	10	5	63

Total other income (expenses)	(318)	(331)	(981)	(996)

Income before provision for income taxes	142	326	700	279
Provision for income taxes	—	104	4	150

Net income	$142	$222	$696	$129

See accompanying notes.

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions) — (Continued)
Item 1.     Financial Statements (Unaudited)
CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2004	2005

	(Audited)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$352	$288
Accounts receivable — net of allowance for doubtful accounts of $348 and $309	3,448	3,486
Due from affiliates, net	138	—
Inventories	690	537
Prepaid assets	346	314
Other current assets	596	403

Total current assets	5,570	5,028

Property, plant and equipment — net of accumulated depreciation and amortization of $10,967 and $14,188	21,958	20,226
Licenses, net	24,762	24,981
Goodwill	21,637	23,220
Customer relationship intangibles, net	4,698	3,372
Other intangible assets, net	241	181
Investments in and advances to equity affiliates	2,676	7
Other assets	696	924

Total assets	$82,238	$77,939

LIABILITIES AND MEMBERS’ CAPITAL
Current liabilities:
Debt maturing within one year	$2,158	$1,034
Accounts payable	1,383	1,384
Due to affiliates, net	—	45
Advanced billing and customer deposits	728	908
Accrued liabilities	3,714	4,802

Total current liabilities	7,983	8,173

Long-term debt:
Debt due to members	9,628	6,953
Other long-term debt, net of premium	14,229	13,151

Total long-term debt	23,857	20,104

Deferred tax liabilities, net	3,997	3,023
Other noncurrent liabilities	1,256	1,327

Total liabilities	37,093	32,627

Commitments and contingencies (See Note 10)
Minority interests in consolidated entities	609	534
Members’ capital:
Members’ capital	44,714	44,784
Receivable for properties to be contributed	(178)	—
Accumulated other comprehensive loss, net of taxes	—	(6)

Total members’ capital	44,536	44,778

Total liabilities and members’ capital	$82,238	$77,939

See accompanying notes.

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions) — (Continued)
Item 1.     Financial Statements (Unaudited)
CONSOLIDATED STATEMENTS OF CASH FLOW

	Nine Months Ended
	September 30,

	2004	2005

	(Restated)
Operating activities
Net income	$696	$129
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,691	4,845
Provision for doubtful accounts	278	412
Loss on disposal of fixed assets	—	130
Minority interest in earnings of consolidated entities	88	95
Equity in net loss (income) of affiliates	301	(4)
Amortization of debt discount (premium), net	1	(175)
Deferred income taxes	(3)	74
Changes in operating assets and liabilities:
Accounts receivable	(297)	(439)
Inventories	(2)	163
Other current assets	(3)	324
Accounts payable and other current liabilities	(184)	112
Pensions and post-employment benefits	58	69
Other, net	117	25

Net cash provided by operating activities	2,741	5,760

Investing activities
Construction and capital expenditures	(1,751)	(4,505)
Investments in and advances to equity affiliates, net	(348)	(199)
Dispositions of assets	4	3,845
Acquisitions of businesses and licenses, net of cash received	(1,451)	(5)
Deposits for license purchase	—	(143)
Contractor engineering deposit	(50)	50

Net cash used in investing activities	(3,596)	(957)

Financing activities
Net repayments under revolving credit agreement	—	(1,667)
Net repayment of long-term debt and capital lease obligations	(90)	(478)
Repayment of long-term debt due to members	—	(2,675)
Net distributions to minority interests	(106)	(47)

Net cash used in financing activities	(196)	(4,867)

Net decrease in cash and cash equivalents	(1,051)	(64)

Cash and cash equivalents at beginning of period	1,139	352

Cash and cash equivalents at end of period	$88	$288

See accompanying notes.

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions) — (Continued)
Item 1.     Financial Statements (Unaudited)
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL &
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

Nine Months Ended September 30, 2005:
Balance at December 31, 2004	$44,536
Net income	129
Contribution of properties	117
Other, net	(4)

Balance at September 30, 2005	$44,778

Nine Months Ended September 30, 2004 (Restated):
Balance at December 31, 2003	$8,333
Net income	696
Other, net	1

Balance at September 30, 2004	$9,030

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

Comprehensive Income:	2004	2005	2004	2005

	(Restated)		(Restated)
Net income	$142	$222	$696	$129
Other comprehensive income (loss):
Net foreign currency translation adjustment	—	(6)	—	(6)
Net unrealized gain on securities:
Reclassification adjustment for losses included in net income	—	—	1	—

Total comprehensive income	$142	$216	$697	$123

See accompanying notes.

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 1.	Financial Statements (Unaudited)
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
In October 2004, the Company acquired AT&T Wireless Services, Inc. (AT&T Wireless) for an aggregate consideration of approximately $41,000 in cash. AT&T Wireless, which has been renamed New Cingular Wireless Services, Inc., will continue to be referred to herein as AT&T Wireless and is now a direct wholly-owned subsidiary of the Company. The operations of AT&T Wireless are integrated with those of the Company, and the business is conducted under the “Cingular” brand name.
As provided for in the original Contribution and Formation Agreement between the Company, SBC and BellSouth, the majority of contributions of wireless operations and assets were made during 2000 and 2001. The contribution by SBC of wireless operations and assets in certain Arkansas markets occurred on May 1, 2005, and was recorded as “Receivable for properties to be contributed” in the consolidated balance sheets through the contribution date. Prior to the contribution, the Company managed the properties for a fee. Fees received for managing the Arkansas markets for the three and nine months ended September 30, 2004 were $10 and $29, respectively. Fees received in 2005 prior to the contribution date were $30.
These consolidated financial statements include charges from SBC and BellSouth for certain expenses pursuant to various agreements (see Note 8). These expenses are considered to be a reasonable reflection of the value of services provided or the benefits received by the Company.
The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) that permit reduced disclosure for interim periods. Management believes the consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results for the interim periods shown. The results for the interim periods are not necessarily indicative of results for the full year. These interim financial statements should be read in conjunction with the consolidated financial statements of the Company and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and its Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2005 and June 30, 2005.

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
This change in estimate increased depreciation expense for the three and nine months ended September 30, 2005 by $62 and $185, respectively, and is estimated to increase total 2005 depreciation expense by approximately $245. The Company continues to monitor the rate of transition of its TDMA customers, including those acquired from AT&T Wireless, to GSM, and, therefore, additional changes to shorten depreciable lives related to TDMA equipment may be necessary.
See Notes 3 and 9 for discussion of adjustments made during the second and third quarters of 2005 to property, plant and equipment and depreciation expense for network integration plans and other purchase accounting adjustments to certain aspects of the Company’s integration of acquired AT&T Wireless assets, including TDMA equipment. The finalization of network integration plans in October 2005 will result in further acceleration of depreciation expense for affected network assets beginning in the fourth quarter of 2005.

Reclassifications
Certain adjustments have been made in the 2004 consolidated financial statements to conform to the current year presentation. The statements of operations for the three and nine months ended September 30, 2004 have been adjusted to present certain billings related to pass-through taxes to the Company’s customers within “Service revenues” and the related payments to the associated taxing authorities and regulatory agencies within “Cost of services” expense. Operating income and net income were unaffected. The adjustments for the three and nine months ended September 30, 2004 were $35 and $92, respectively.

Income Taxes
The Company is not a taxable entity for federal income tax purposes. Rather, federal taxable income or loss is included in our respective members’ federal income tax returns. The Company’s provision (benefit) for income taxes includes federal and state income taxes for certain of our corporate subsidiaries, as well as for certain states which impose income taxes upon non-corporate legal entities. The acquisition of AT&T Wireless resulted in a significant increase in our pre-tax income (loss) from our corporate subsidiaries. AT&T Wireless retained its corporation status; however, after the acquisition, AT&T Wireless contributed the majority of its assets and liabilities to Cingular Wireless II, LLC (CW II), which it owns jointly with Cingular Wireless, LLC. In exchange for the assets and liabilities contributed to CW II, AT&T Wireless received a 43% ownership interest in CW II, from which any income (loss) is allocated accordingly and is subject to federal and state income taxes. The remaining 57% of the income (loss) from

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 1.	Financial Statements (Unaudited)
CINGULAR WIRELESS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CW II is allocated to the Company and flows through to the members who are taxed at their level pursuant to federal and state income tax laws.
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
Our effective income tax rates for the three and nine months ended September 30, 2005, were 32.0% and 53.6%, respectively. These tax rates vary from the expected statutory rate as a result of state income tax law changes and the exclusion of that portion of our operating results which is wholly allocated to our respective members’ federal income tax returns, primarily interest expense on our member loans. The effective rate for the nine months ended September 30, 2005, also reflects the reversal of previously established valuation allowances.

New Accounting Standard
In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (an interpretation of FASB Statement No. 143) (FIN 47). This Interpretation clarifies that the term conditional asset retirement obligation, as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty may exist about the timing and (or) method of settlement. Accordingly, an entity is required to recognize the fair value of a liability for the conditional asset retirement obligation when incurred and the uncertainty about the timing and (or) method of settlement should be factored into the measurement of the liability when sufficient information exists. This Interpretation is effective no later than December 31, 2005. Retrospective application of interim financial information is permitted but is not required. Additionally, companies shall recognize the cumulative effect of initially applying this Interpretation as a change in accounting principle. The Company is currently evaluating the effect the adoption of FIN 47 will have on its consolidated results of operations and financial condition, but does not expect it to have a material impact.

2.	Restatements
During the course of preparing its 2004 consolidated financial statements, the Company determined that its method of accounting for operating leases (principally for cell sites, which have escalating rentals during the initial lease term and during succeeding optional renewal periods) did not comply with the requirements of SFAS No. 13, Accounting for Leases, and FASB Technical Bulletin No. 85-3, Accounting for Operating Leases with Scheduled Rent Increases. Historically, the Company had not assumed the exercise of available renewal options in its accounting for operating leases. The Company reevaluated its accounting for operating leases and the related useful lives for depreciating leasehold improvements following publication of a letter issued by the Office of the Chief Accountant of the SEC on February 7, 2005. In light of the Company’s investment in each cell site, including acquisition costs and leasehold

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 1.	Financial Statements (Unaudited)
CINGULAR WIRELESS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
improvements, the Company determined the exercise of certain renewal options was reasonably assured at the inception of the leases. Accordingly, the Company corrected its accounting to recognize rent expense, on a straight-line basis, over the initial lease term and renewal periods that are reasonably assured, and to depreciate the associated leasehold improvements and other related assets over the lesser of their useful lives or their respective lease terms. While management believed that the impact of this error was not material to any previously issued financial statements, it was determined that the cumulative adjustment required to correct this error was too large to record in 2004. Accordingly, Company management and the Audit Committee of the board of directors of the Manager concluded that the Company’s financial statements for fiscal periods ended December 31, 2000 through December 31, 2003 and the first three quarterly periods of 2004 should be restated. The restated financial statements, including those for the three and nine months ended September 30, 2004, were included in a Note to the Company’s financial statements in its Annual Report on Form 10-K for the year ended December 31, 2004.
The Company’s network infrastructure venture with T-Mobile USA, Inc. (T-Mobile), GSM Facilities LLC (GSMF), which was accounted for under the equity method prior to its dissolution in January 2005, reached a similar conclusion with respect to operating leases, requiring correction and restatement of its previously issued financial statements for the years ended December 31, 2002 and 2003. Accordingly, the Company also revised and restated its equity accounting for the venture for the three and nine months ended September 30, 2004. The impact of these restatements to the Company’s statement of operations for the three and nine months ended September 30, 2004 was a decrease to “Net income” of $3 and $27, respectively.
The impact associated with correcting the Company’s accounting for operating leases was an increase to lease expense, reflected in “Cost of services”, of $16 for the nine months ended September 30, 2004. There was no incremental impact of the correction on lease expense for the three months ended September 30, 2004. The impact associated with correcting the accounting for the operating leases and useful lives of the Company’s GSMF joint venture was an increase to “Equity in net loss of affiliates” of $2 and $8 for the same periods. The above correction also had a de minimus impact on “Depreciation and amortization” to adjust for the lives used to depreciate certain leasehold improvements, and similar de minimus impacts to “Selling, general and administrative” expenses for increases in lease expense associated with leases covering administrative and retail space.
The following schedules reconcile the amounts as originally reported in the Company’s consolidated statement of operations, comprehensive income and cash flows for the three and nine months ended September 30, 2004. The reported amounts for the three and nine months ended September 30, 2004 also reflect the impact of the adjustment described in Note 1 above to reflect certain billings related to pass-through taxes to our customers as “Service revenues” and the related payments to the associated taxing authorities and regulatory agencies as “Cost of services” expense.

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 1.	Financial Statements (Unaudited)
CINGULAR WIRELESS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidated Statements of Operations

	Three Months Ended			Nine Months Ended
	September 30, 2004			September 30, 2004

	Reported	Adjustments	Restated	Reported	Adjustments	Restated

Operating revenues:
Service revenues	$3,838	$35	$3,873	$11,197	$92	$11,289
Equipment sales	419	—	419	1,157	—	1,157

Total operating revenues	4,257	35	4,292	12,354	92	12,446
Operating expenses:
Cost of services	1,072	35	1,107	2,937	108	3,045
Cost of equipment sales	585	—	585	1,627	—	1,627
Selling, general and administrative	1,567	—	1,567	4,401	1	4,402
Depreciation and amortization	572	1	573	1,689	2	1,691

Total operating expenses	3,796	36	3,832	10,654	111	10,765
Operating income	461	(1)	460	1,700	(19)	1,681
Other income (expenses):
Interest expense	(200)	—	(200)	(597)	—	(597)
Minority interest in earnings of consolidated entities	(20)	—	(20)	(88)	—	(88)
Equity in net loss of affiliates	(96)	(2)	(98)	(293)	(8)	(301)
Other, net	—	—	—	5	—	5

Total other income (expenses)	(316)	(2)	(318)	(973)	(8)	(981)

Income before provision for income taxes	145	(3)	142	727	(27)	700
Provision for income taxes	—	—	—	4	—	4

Net income	$145	$(3)	$142	$723	$(27)	$696

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 1.	Financial Statements (Unaudited)
CINGULAR WIRELESS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidated Statement of Comprehensive Income

	Three Months Ended			Nine Months Ended
	September 30, 2004			September 30, 2004

	Reported	Adjustments	Restated	Reported	Adjustments	Restated

Comprehensive Income
Net Income	$145	$(3)	$142	$723	$(27)	$696
Other comprehensive income (loss):
Net unrealized gain (loss) on securities:
Reclassification adjustment for losses included in net income	—	—	—	1	—	1

Total comprehensive income	$145	$(3)	$142	$724	$(27)	$697

Consolidated Statement of Cash Flows

	Nine Months Ended September 30, 2004

	Reported	Adjustments	Restated

Operating activities
Net income	$723	$(27)	$696
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,689	2	1,691
Provision for doubtful accounts	278	—	278
Minority interests in earnings of consolidated entities	88	—	88
Equity in net loss of affiliates	293	8	301
Amortization of debt discount (premium), net	1	—	1
Deferred income taxes	(3)	—	(3)
Changes in operating assets and liabilities:
Accounts Receivable	(297)	—	(297)
Inventories	(2)	—	(2)
Other current assets	(3)	—	(3)
Accounts payable and other current liabilities	(193)	9	(184)
Pensions and post-employment benefits	58	—	58
Other, net	109	8	117

Net cash provided by operating activities	2,741	—	2,741

Investing activities
Construction and capital expenditures	(1,751)	—	(1,751)
Investments in and advances to equity affiliates, net	(348)	—	(348)
Dispositions of assets	4	—	4

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 1.	Financial Statements (Unaudited)
CINGULAR WIRELESS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended September 30, 2004

	Reported	Adjustments	Restated

Acquisitions of other businesses and licenses, net of cash received	(1,451)	—	(1,451)
Advances to members	(50)	—	(50)

Net cash used in investing activities	(3,596)	—	(3,596)

Financing activities
Net repayment of long-term debt and capital lease obligations	(90)	—	(90)
Net distributions to minority interests	(106)	—	(106)

Net cash used in financing activities	(196)	—	(196)

Net decrease in cash and cash equivalents	(1,051)	—	(1,051)

Cash and cash equivalents beginning of period	1,139	—	1,139

Cash and cash equivalents end of period	$88	$—	$88

3.	Acquisitions and Dispositions
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
Under the purchase method of accounting, the assets and liabilities of AT&T Wireless were recorded on the Company’s balance sheet at their respective fair values as of the date of acquisition. The Company has finalized its purchase price allocation and does not expect any further material adjustments to values assigned to the acquired assets and assumed liabilities. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed and related deferred income taxes. The amounts

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 1.	Financial Statements (Unaudited)
CINGULAR WIRELESS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
reported as of December 31, 2004 reflect the estimated fair values as of the acquisition date of October 26, 2004, plus adjustments made during the fourth quarter of 2004. The adjustments listed in the table below include purchase price allocation adjustments made during the nine months ended September 30, 2005.

	Purchase Price Allocation

	As of			As of
	December 31, 2004		Adjustments(2)	September 30, 2005

Assets acquired:
Current assets	$8,457	(1)	$2	$8,459
Property, plant and equipment	10,314		(2,319)	7,995
Intangible assets not subject to amortization
Licenses	15,540		649	16,189
Intangible assets subject to amortization
Customer relationships	5,010		49	5,059
Other intangible assets	312		(72)	240
Investments in unconsolidated subsidiaries	898		64	962
Other assets	447		(13)	434
Goodwill	20,468		1,600	22,068

Total assets acquired	61,446		(40)	61,406
Liabilities assumed:
Current liabilities, excluding current portion of long-term debt	3,261		930	4,191
Long-term debt	12,172		4	12,176
Deferred income taxes	3,938		(981)	2,957
Other non-current liabilities	811		7	818

Total liabilities assumed	20,182		(40)	20,142

Net assets acquired	$41,264		$0	$41,264

(1)	Includes $5,240 of cash used to finance the acquisition.

(2)	Adjustments include the impact of integration plans approved in June and October of 2005, wherein the utility and expected lives of network and non-network property, plant and equipment and internal-use software were reduced as a result of management decisions and refinements to assumptions and/or data that were used to assign asset values in the purchase price allocation for the AT&T Wireless acquisition. The impact of these plans and refinements resulted in a reduction to the valuation of these former AT&T Wireless assets as of the acquisition date. Included in our operating results for the nine months ended September 30, 2005 is a $35 reduction of depreciation expense attributable to the fourth quarter of 2004 related to a $1,645 reduction in the valuation of property, plant and equipment resulting from integration plans approved and management decisions made in

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 1.	Financial Statements (Unaudited)
CINGULAR WIRELESS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2005. Changes to the valuation of property, plant and equipment resulted in adjustments to the fair value of certain identifiable intangible assets acquired and goodwill. The integration plans also resulted in the recognition of liabilities under Emerging Issues Task Force (EITF) Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (EITF 95-3), that adjusted the purchase price allocation. (See also Note 9 for further detail.) The purchase price allocation has also been adjusted to record preacquisition contingencies under SFAS 141.

Triton Wireless Properties
In December 2004, the Company acquired Triton PCS Holdings, Inc.’s (Triton) wireless properties in Virginia (the Virginia properties) in exchange for certain AT&T Wireless properties in North Carolina, Puerto Rico and the U.S. Virgin Islands (the NC/PR properties) and $176 in cash in a transaction accounted for as a purchase in accordance with SFAS 141. Prior to closing on the transfer of licenses, each party is leasing the FCC licenses pertaining to the exchanged properties to the other party. The results of the Virginia properties have been included in, and the results of the NC/PR properties have been excluded from, the Company’s consolidated financial statements since the closing date. Under the purchase method of accounting, the assets and liabilities of the Virginia properties were recorded at their respective fair values as of the date of acquisition.

Pro Forma Financial Information
The following unaudited pro forma consolidated results of operations of the Company for the three and nine months ended September 30, 2004 assume that the acquisitions of AT&T Wireless and the Virginia properties and certain other related transactions were completed as of January 1, 2004:

	Three Months Ended	Nine Months Ended
	September 30, 2004	September 30, 2004

Revenues	$8,238	$24,220
Income before provision for income taxes	239	760
Net income	199	633
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

Contribution of Arkansas Assets and Operations
On May 1, 2005, SBC contributed to the Company the wireless operations and assets in certain Arkansas markets. The pending contribution of these assets had been recorded as “Receivable for properties to be contributed” in the consolidated balance sheets through the contribution date. The Company recorded the assets contributed at $117, which represents their historical cost basis.

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 1.	Financial Statements (Unaudited)
CINGULAR WIRELESS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Dispositions

Sale of Bermuda and Caribbean Operations and Licenses
In June 2005, the Company signed a stock purchase agreement with Digicel Limited (Digicel) to sell former AT&T Wireless operations and licenses in Bermuda and certain Caribbean markets to Digicel for $61 in cash (subject to certain potential adjustments under the agreement). Under the terms of the agreement, the Company will sell former AT&T Wireless properties and operations, including licenses, network assets and subscribers, in the following markets: Barbados, Bermuda, Cayman Islands, Antigua, Barbuda, Anguilla, Dominica, Grenada, St. Kitts, Nevis, St. Lucia, St. Vincent and the Grenadines. In addition, the Company will sell former AT&T Wireless licenses in Curacao, Jamaica and the French West Indies. A portion of the transaction closed in September 2005 for which the company received approximately $36 in cash. No gain or loss was recognized on the portion of the transaction that closed in September 2005. The remainder of the transaction is expected to close upon governmental and regulatory approvals in the respective markets. The Company does not expect to recognize a gain or loss on the disposition of these assets, which are included in other current assets in the accompanying Balance Sheet. The operating results of the Caribbean markets are not material for any period presented.

Termination of GSMF Network Infrastructure Joint Venture
In January 2005, the Company and T-Mobile dissolved their network infrastructure joint venture, GSMF. As part of the dissolution, the Company sold its ownership of the California/Nevada Major Trading Area (MTA) network assets to T-Mobile for approximately $2,500 in cash. Also, as part of the dissolution, the Company was required to contribute an additional $200 to the venture to equalize the capital accounts. The Company retained the right to utilize the California/Nevada and New York T-Mobile networks during a four-year transition period and has committed to purchase a minimum number of minutes over this term for resale with a purchase commitment value of $1,200 (see Note 10). The Company and T-Mobile retained all of their respective customers in each market. Additionally, in January 2005, the Company sold 10 megahertz (MHz) of spectrum to T-Mobile in each of the San Francisco, Sacramento and Las Vegas Basic Trading Areas (BTAs) for $180 as part of the dissolution of GSMF.
As part of the original joint venture agreement, the Company and T-Mobile were each to receive 50% of the spectrum used in the operation of the joint venture following its dissolution. Spectrum licenses were not contributed to the joint venture upon its formation in 2001, but rather were subject to a separate agreement governing their use. In connection with the dissolution, the Company and T-Mobile are contractually required to exchange certain spectrum licenses. The Company expects the spectrum licenses to be exchanged on or about January 1, 2007. The Company will receive 10 MHz of spectrum in the New York BTA and 2.5 MHz of spectrum in the Las Vegas, Nevada BTA, and T-Mobile will receive 5 MHz of spectrum in each of nine BTAs in California, the largest of which is San Diego. T-Mobile also has the option to purchase an additional 10 MHz of spectrum in the Los Angeles and San Diego BTAs from the Company during a two year period commencing January 2007, under certain circumstances.
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
CINGULAR WIRELESS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company used a significant portion of the sale proceeds from the sale of the California/Nevada MTA network assets to fund capital expenditures made through July 4, 2005, which allowed our members to defer income tax recognition on the gain from sale of the network to the extent of such use of the proceeds. See Note 7 for a discussion of the release of those funds from the qualified trust in July 2005.

Other Divestitures
Through April 2005, the Company completed several transactions to dispose of domestic wireless assets required to be divested by the FCC and the U.S. Department of Justice (DOJ) in connection with our acquisition of AT&T Wireless. These divested assets did not have a material impact on our ability to provide services in such markets or on our results of operations. We have completed all divestitures as required by the FCC and DOJ. The most significant of the required dispositions was the transaction completed in April 2005 with Alltel Corporation, in which the Company sold to Alltel licenses, network assets and subscribers in several markets that the Company acquired as part of the AT&T Wireless acquisition. The Company also sold to Alltel 20 MHz of spectrum and network assets formerly held by AT&T Wireless in Wichita, Kansas, which it was not required to divest.

4.	Intangible Assets
Summarized below are the carrying values for the major classes of intangible assets amortized under SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), as well as the carrying values of those intangible assets which are not amortized:

		(Audited)
		December 31, 2004		September 30, 2005

		Gross		Gross
		Carrying	Accumulated	Carrying	Accumulated
	Useful Lives	Amount	Amortization	Amount	Amortization

Intangible assets subject to amortization:
Customer relationship intangibles	5 years	$5,273	$(575)	$5,310	$(1,938)
Foreign licenses	9-18 years	14	—	—	—
Other intangibles	1-10 years	312	(73)	308	(129)

Total		$5,599	$(648)	$5,618	$(2,067)

Intangible assets not subject to amortization:
FCC (U.S.) licenses		$24,748	$—	$24,981	$—
Goodwill		$21,637	$—	$23,220	$—
As of June 30, 2005, the Company ceased amortizing its foreign licenses as it signed a definitive agreement to sell former AT&T Wireless operations and licenses in the Caribbean and Bermuda. See Note 3 for further information. The changes in the carrying value of goodwill for the nine months ended September 30, 2005, which are largely attributable to adjustments to the purchase price allocation of

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 1.	Financial Statements (Unaudited)
CINGULAR WIRELESS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
AT&T Wireless assets and liabilities, are as follows; changes in goodwill for the nine months ended September 30, 2004 were immaterial.

Balance, December 31, 2004	$21,637
Goodwill acquired	65
Goodwill disposed of	(152)
Other adjustments	1,670

Balance, September 30, 2005	$23,220

The following table presents current and estimated amortization expense for each of the following periods:

Aggregate amortization expense:
For the nine months ended September 30, 2005	$1,376

Estimated amortization expense:
For the remainder of 2005	$387
For the years ending December 31, 2006	1,313
2007	954
2008	602
2009 and thereafter	295

$3,551

In addition to the SFAS 142 intangible assets noted above, the Company recorded $1 of intangible assets in each of 2003 and 2004 in connection with the recognition of an additional minimum liability for its bargained pension plan and/or other unqualified benefit plans as required by SFAS No. 87, Employers’ Accounting for Pensions (SFAS 87).

5.	Investments in and Advances to Equity Affiliates
The Company has investments in affiliates and has made advances to entities that provide the Company access to additional U.S. and international wireless markets, which include investments obtained in the Company’s acquisition of AT&T Wireless. The Company does not have a controlling interest in these investments, nor do these investments meet the criteria for consolidation under FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (FIN 46R). All of these investments are accounted for under the equity method of accounting and are reflected on the Consolidated Balance Sheets as Investments in and advances to equity affiliates. Investments accounted for under the cost method of accounting are reflected on the Consolidated Balance Sheets as Other assets. The most significant of these investments at December 31, 2004 was GSMF, a jointly-controlled network infrastructure venture with T-Mobile for networks in the New York City metropolitan area; California and Nevada, which was dissolved in January 2005 (see Note 3).

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 1.	Financial Statements (Unaudited)
CINGULAR WIRELESS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Investments in and advances to equity affiliates consist of the following:

	(Audited)
	December 31,	September 30,
	2004	2005

Investment in GSMF	$2,108	$—
Investment in Atlantic West B.V. (Netherlands)	349	6
Investment in IDEA Cellular Ltd. (India)	210	—
Other	9	1

	$2,676	$7

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

	Three Months Ended	Nine Months Ended
	September 30, 2004	September 30, 2004

Network operating costs charged to GSMF	$99	$279
Network services received based on usage	65	186
GSMF incurred net losses due to depreciation, deferred rent and interest expense, which were not reimbursed by the Company or T-Mobile. For the three and nine months ended September 30, 2004, the Company recorded equity in the net loss of GSMF of $99 (restated) and $301 (restated), respectively.

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 1.	Financial Statements (Unaudited)
CINGULAR WIRELESS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Summarized financial information with respect to GSMF for the three and nine months ended September 30, 2004 was as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2004	September 30, 2004
GSMF Income Statement Information	(Restated)	(Restated)

Revenues	$147	$409
Costs and expenses (excluding depreciation)	146	409
Depreciation expense	151	435

Operating loss	(150)	(435)
Interest expense	5	15
Other expense	—	7

Net loss	$(155)	$(457)

Atlantic West B.V.
Atlantic West B.V. (AWBV) is a joint venture between the Company and Verizon Communications, Inc. (Verizon). AWBV owned a 49% interest in Eurotel Bratislava a.s. (Bratislava), a wireless operating entity in Slovakia prior to its sale in December 2004. As of December 31, 2004, AWBV held approximately $700 in cash, which was being held in anticipation of completion of a repatriation plan which would allow the Company favorable tax treatment. During the three months ended June 30, 2005, the Company finalized its repatriation plan. In July 2005, the Company received a distribution of $349 for its 50% of the cash previously held by AWBV.
IDEA Cellular Ltd.
In September 2005, the Company sold its indirect 32.9% interest in IDEA Cellular Ltd. (IDEA), a cellular telecommunications company in India, to the other principal shareholders in IDEA for $300 in cash. The company recognized no gain or loss on the transaction.

6.	Variable Interest Entities
In November 2004, the Company and Edge Mobile Wireless, LLC (Edge Mobile Wireless) entered into a definitive agreement, pursuant to which Edge Mobile, LLC (Edge) was formed to bid as an “entrepreneur” for certain 1900 MHz band PCS licenses auctioned by the FCC. The auction ended in February 2005, and Edge was the successful bidder for, and, following the filing and review of the standard applications, expects to be granted 21 licenses by December 31, 2005. Edge’s total high bids for the licenses in which the Company will have an indirect economic interest amounted to $181, of which the Company was obligated to fund $174. In December 2004, the Company contributed $31 in equity to Edge, which was used to pay for a portion of the licenses. The Company contributed equity and made advances to Edge in March 2005 of $7 and $136, respectively, to cover its remaining obligation.
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

Revolving Credit Agreement
Effective August 1, 2004, the Company entered into a revolving credit agreement with SBC and BellSouth for them to provide unsubordinated short-term financing on a pro rata basis at an interest rate of LIBOR plus 0.05% for the Company’s ordinary course operations based upon the Company’s budget and forecasted cash needs. The revolving credit agreement provides that in the event that the Company has available cash (as defined) on any business day, such amount shall first be applied to the repayment of the revolving loans, and any remaining excess shall then be applied to the repayment of the Subordinated Notes (member loans) from SBC and BellSouth at month end if the Company does not then require a cash advance under the agreement. As of September 30, 2005, the Company did not have an outstanding balance under the revolving credit agreement. The current agreement was amended in June 2005 to extend expiration until July 31, 2007.
For the three and nine months ended September 30, 2005, the Company repaid $2,374 and $2,675, respectively, of its member loans. A significant portion of the repayment for the three months ended September 30, 2005 arose from the July 5, 2005 release of $1,488 of remaining net proceeds from the sale of the Company’s California/ Nevada network assets in January 2005; these proceeds had been held in a qualified trust. Funds generated from operations and proceeds from asset sales were also used to make repayments on the loans.

Other
Concurrent with the Company’s acquisition of AT&T Wireless, the Company irrevocably deposited with the TeleCorp trustee U.S. Treasury securities which upon maturity would be sufficient to fund the redemption of the principal amount and related premium of the TeleCorp Notes, along with interest due prior to the Notes’ redemption date. In July 2005, the Company redeemed the TeleCorp Notes for $211.

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 1.	Financial Statements (Unaudited)
CINGULAR WIRELESS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Related Party Transactions
In addition to the affiliate transactions described elsewhere in these consolidated financial statements, other significant transactions with the Company’s members, are as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

Type of Services(1)	2004	2005	2004	2005

Agent commissions and compensation	$14	$18	$50	$54
Interconnect and long distance	244	333	669	925
Telecommunications and other services	22	52	71	167

(1)	See Note 12 to the Company’s audited consolidated financial statements included in Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 for a further description of services.
The Company had receivables from affiliates of $247 and $129 and payables to affiliates of $109 and $174 at December 31, 2004 and September 30, 2005.
In August 2005, the Company sold to SBC and BellSouth for $34 in cash certain ultra high frequency operating licenses that were acquired as part of the AT&T Wireless transaction. Sale proceeds were received from each member in proportion to their respective economic ownership interests. No gain or loss was recognized on the transaction.

9.	Acquisition-Related, Integration and Other Costs
The Company is executing plans to exit certain activities and dispose of certain assets of AT&T Wireless, including redundant facilities and interests in certain foreign operations, and to fully integrate the acquired operations with those of the Company. These plans affect many areas of the combined company, including sales and marketing, network, information technology, customer care, supply chain and general and administrative functions. In connection therewith, the Company expects to continue to incur significant costs over the next several quarters associated with such integration activities. Plans affecting the Company’s integration of retail stores, administrative space and the network have been completed and approved by management, resulting in adjustments to the purchase price allocation for the acquired assets and assumed liabilities of AT&T Wireless during the second and third quarters of 2005 and the need to shorten the estimated useful lives of certain network and other property, plant and equipment.

Network Integration Plan — Phase I
During the second quarter of 2005, the Company finalized a portion of its plan to integrate certain acquired network assets of AT&T Wireless. The plan primarily addressed certain TDMA network equipment in locations where the Company and AT&T Wireless had overlapping TDMA network assets and AT&T Wireless’ UMTS (Universal Mobile Telephone Service) assets. The plan is anticipated to result in the decommissioning during 2005 and 2006 primarily of TDMA assets (approximately 85% former AT&T Wireless assets and 15% legacy Cingular assets) and former AT&T Wireless UMTS assets. The Company also determined that certain vendor-specific Cingular network assets in three markets will be decommissioned and replaced as part of its overall network integration efforts. The valuation of these

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 1.	Financial Statements (Unaudited)
CINGULAR WIRELESS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
former AT&T Wireless assets was reduced by approximately $145 and was reflected as an adjustment to the original purchase price allocated to these assets as of the acquisition date. The adjustment to depreciation expense recorded in the second and third quarters related to the revaluation of these former AT&T Wireless assets was not material.
The determination to decommission certain legacy Cingular assets as part of Phase I of the network integration plan will result in an estimated net increase of $250 in depreciation for 2005, including $87 recorded during the third quarter.

Network Integration Plan — Phase II
In October 2005, the Company approved the second and final phase of its network integration plan. This plan complemented the activities that were undertaken in June 2005 to eliminate redundant network facilities that arose upon the purchase in October 2004 of AT&T Wireless. In connection with the second phase of the network integration plan, the Company will integrate its GSM (Global System for Mobile Communication) networks, decommission redundant cell sites and core network elements and swap vendor equipment in various markets in order to have like equipment in each operating market. The plan is anticipated to result in the decommissioning of approximately 7,600 cell sites, of which approximately 5,700 were acquired from AT&T Wireless. The valuation of the former AT&T Wireless assets affected by the second phase of the network integration plan was reduced by approximately $1,319 and was reflected as an adjustment to the original purchase price allocated to these assets as of the acquisition date. Depreciation expense in the third quarter accordingly reflected a reduction of $51 related to prior periods to record cumulative depreciation on these assets from the acquisition date in an amount consistent with the lower valuation. Certain legacy Cingular assets that will be decommissioned as a result of the second phase of the network rationalization plan will be depreciated on an accelerated basis beginning in the fourth quarter. The incremental depreciation associated with those legacy assets is estimated at $162 for the remainder of 2005. The Company expects to complete activities associated with its network integration plans by December 31, 2006.

Retail Stores and Administrative Space Integration Plans
The Company also finalized during the second quarter of 2005 plans to integrate the retail stores and administrative space requirements for the sales/distribution and corporate real estate functions. These plans will result in the closure of over 500 retail stores and kiosks, the majority of which were closed as of September 30, 2005, and the termination of leases in 86 buildings used for administrative and support functions. The valuation of former AT&T Wireless non-network assets affected by these integration plans was reduced by $74 and was reflected as an adjustment to the original purchase price allocated to these assets as of the acquisition date. The adjustment to depreciation expense recorded in the second quarter of 2005 related to the revaluation of these assets was not material. Legacy Cingular assets affected by the integration plans will be depreciated on an accelerated basis through their estimated remaining lives; the impact to depreciation expense in the third quarter and in future periods from the revised useful lives for these assets is not material.

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 1.	Financial Statements (Unaudited)
CINGULAR WIRELESS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Exit Costs Recorded under Integration Plans
In addition to the revaluation of assets, the Company incurred and recorded certain costs and accruals associated with the integration plans in accordance with the requirements of EITF 95-3 and Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). Costs of $117 and $408 were recorded under EITF 95-3 during the second and third quarters of 2005, respectively, to exit certain AT&T Wireless activities and resulted in adjustments to the purchase price allocation for assets acquired and liabilities assumed in the acquisition of AT&T Wireless. The majority of the costs recognized related to termination fees associated with leases and other contractual arrangements; associated cash payments made through September 30, 2005 were not material. Costs recorded under SFAS 146 related to the integration of legacy Cingular assets are recognized in the income statement when those costs have been incurred.
A summary of total expected costs to be incurred under SFAS 146 for the integration plans, and the amounts incurred for the three and nine months ended September 30, 2005, is presented in the table below:

		Costs Incurred	Cumulative
		During Three	Costs Incurred
	Estimate of Costs	Months Ended	through
	Expected to be	September 30,	September 30,
Summary of SFAS 146 Costs	Incurred	2005	2005

Contract Termination Costs:
Lease Terminations	$138	$19	$29
Agent Terminations	10	—	—
Other Contract Terminations	6	—	—
Equipment Removal Costs	126	5	5
Other	4	2	2

Total	$284	$26	$36

Costs recorded under SFAS 146 were classified in “Cost of services” and “Selling, general and administrative”.

Employee Termination Costs
In connection with the integration, the Company recognized $9 and $31 of termination costs for the three and nine months ended September 30, 2005, respectively, for approximately 1,900 Cingular employees who have been identified to be terminated during 2005. Approximately 1,300 of these employees left their positions by the end of the third quarter. Employee termination benefits to be paid to former Cingular employees are recorded in accordance with SFAS No. 112, Employers’ Accounting for Postemployment Benefits (SFAS 112). Additional liabilities for termination benefits to be provided to former Cingular employees are expected to be recognized under SFAS 112 when such costs are probable and estimable.
Employee termination benefits, including involuntary severance and related benefits, to be provided to approximately 2,200 former AT&T Wireless employees totaled $10 and $85 for the three and nine months ended September 30, 2005, respectively, and were recognized under EITF 95-3, as liabilities assumed in the purchase business combination, which increased goodwill and did not affect net income. As of September 30, 2005, approximately 1,600 of the identified employees had left their positions.

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 1.	Financial Statements (Unaudited)
CINGULAR WIRELESS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table displays the activity and balances of the restructuring liabilities associated with the integration plans which are reflected in accrued liabilities on the consolidated balance sheet as of September 30, 2005:

	SFAS 112		SFAS 146	EITF 95-3

Balance at December 31, 2004	$31		$0	$0
Additions	116		36	525
Deductions	(114	)(1)	(6)	(13)

Balance at September 30, 2005	$33		$30	$512

(1)	Includes cash payments and adjustments for changes in employment status.

Hurricane Costs
In August and September 2005, Hurricanes Katrina and Rita caused significant damage to coastal areas served by the Company in Louisiana, Mississippi, Alabama and Texas. The Company consequently experienced disruptions to its service and operations, and incurred losses to its network equipment, retail locations and other property. The extent of these asset losses caused by the storms, and costs incurred for service restoration efforts, totaled $96 for the third quarter. In addition, the Company issued $31 in customer billing credits to customers residing in geographic areas affected by Hurricane Katrina.

10.	Commitments and Contingencies

Commitments
The Company has unconditional purchase commitments for advertising and marketing, computer equipment and services, roaming, long distance services, network equipment and related maintenance and software development and related maintenance. These commitments totaled approximately $1,018 at September 30, 2005. Included in this amount are aggregate commitments of $118 to SBC, BellSouth and their affiliates for telecommunications and other services.
In connection with the termination of the Company’s GSMF network infrastructure joint venture with T-Mobile (see Note 3); the Company has a four-year commitment to purchase from T-Mobile minutes for resale with a value of $1,200. This commitment became effective in January 2005, and approximately $645 of the purchase commitment remained outstanding as of September 30, 2005.
The Company has interests in several consolidated entities, including Salmon PCS LLC (Salmon) and Alaska Native Wireless, LLC (ANW) that have the right to require the Company to purchase their interests at specified time periods. The other owner of Salmon, Crowley Digital Wireless LLC (Crowley Digital), has the right to put its approximate 20% economic interest in Salmon to the Company at a cash price equal to Crowley Digital’s initial investment plus a specified rate of return. The put right can be exercised at certain times, of which the earliest exercise period will begin in February 2006 and the latest exercise period will end in April 2008. The Company’s maximum liability for the purchase of Crowley Digital’s interest in Salmon under this put right is $225, of which $167 was reflected in “Other current liabilities” as of September 30, 2005. In accordance with the terms of the ANW venture agreement, in March 2007, the other owners of ANW may elect to require the Company to purchase their interests in

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 1.	Financial Statements (Unaudited)
CINGULAR WIRELESS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
ANW for $145, of which $126 was reflected within “Other noncurrent liabilities” as of September 30, 2005. Under certain circumstances, this right may be exercised earlier, in which case the amount payable would be reduced by 5 percent per annum. As referenced in Note 6, Edge Mobile Wireless will also have the right to put its economic interest in Edge to the Company at a cash price equal to Edge Mobile Wireless’ investment plus a specified rate of return.
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

Contingencies
In a jury trial, Freedom Wireless, Inc. (Freedom) was awarded a verdict for damages jointly against the Company and Boston Communications Group, Inc. (BCGI) in the amount of $128 for alleged past infringement of two patents allegedly owned by Freedom and used by BCGI to provide to the Company and other carriers a prepaid wireless telephone service technology platform. The federal district court entered a judgment on this verdict on September 1, 2005. In several orders in October 2005, the district court awarded approximately $20 to Freedom for prejudgment interest, denied Freedom’s motion for attorneys’ fees, denied Freedom’s motion for enhanced damages against BCGI and enjoined the Company’s continued use of the BCGI platform, which the jury found to be infringing (but allowed a 90-day grace period). The judge may award additional damages to Freedom for alleged infringement during the period January 1, 2005 through September 1, 2005. The Company and BCGI are seeking a stay of the injunction pending appeal, and the Company is exploring alternative means of serving the approximately 400,000 of its customers that could be affected by this ruling. The Company and BCGI plan to appeal the entire case. The Company has obtained appeal bonds in the approximate aggregate amount of $140, and will supplement that amount as necessary. BCGI has agreed to indemnify the Company with respect to the claims asserted in this litigation and has escrowed $41 for the purchase of an appeal bond, which would cover part of the Company’s joint and several damages liability. If BCGI were to commence a bankruptcy proceeding, which is possible, the $41 may not be available to cover any of the Company’s liability. As a result of this arrangement and based upon the Company’s anticipated prospects on appeal, the Company does not believe the ultimate disposition of this case will have a material impact on its operations, cash flows or financial position beyond the $20 accrued in its financial statements.
Several class-action lawsuits have been filed against AT&T Corp. asserting claims under the federal securities laws. The complaints assert claims that AT&T Corp. made material misstatements concerning earnings and financial condition, while omitting other material information, allegedly to maximize proceeds from the offering of AT&T Wireless Group tracking stock in April 2000 and/or to avoid paying a cash guarantee in connection with the MediaOne acquisition. The plaintiffs have demanded damages in excess of $2,100 related to the offering of AT&T Wireless Group tracking stock. In connection with the split-off of AT&T Wireless from AT&T Corp., certain provisions of the Separation Agreement between AT&T Wireless and AT&T Corp. may result in AT&T Wireless being allocated as much as 70% of the liabilities arising out of these actions. During the third quarter, management concluded its evaluation of the potential

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 1.	Financial Statements (Unaudited)
CINGULAR WIRELESS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
loss from of this preacquisition liability and accordingly recorded an adjustment for this lawsuit to the purchase price allocation of AT&T Wireless.
In addition to the AT&T Corp. claims discussed above, during the third quarter management also concluded its evaluation of additional claims against AT&T Wireless at the time of the Company’s acquisition. The aggregate amount of preacquisition liabilities related to pending legal proceedings recorded as of September 30, 2005 totaled $172.

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following should be read in conjunction with the December 31, 2004 Cingular Wireless LLC audited consolidated financial statements and accompanying notes, related information and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2004 and Quarterly Reports on Form 10-Q for the three months ended March 31, 2005 and June 30, 2005, respectively.
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
At September 30, 2005, we served approximately 52.3 million voice and data customers over our cellular and PCS networks, and we were the largest provider of wireless voice and data communications services in the United States, based on revenues and number of wireless customers. We had access to licenses to provide cellular or PCS wireless communications services covering an aggregate population (POPs) of 294 million, or approximately 98% of the U.S. population, including all of the 100 largest U.S. metropolitan areas.

Industry and Operating Trends
We compete for customers based principally on our reputation, network quality, customer service, price and service offerings. We face substantial and increasing competition in all aspects of our business. Our competitors are principally three national (Verizon Wireless, Sprint Nextel and T-Mobile) and a large number of regional providers of cellular, PCS and other wireless communications services, as well as resellers. In addition, we may experience significant competition from companies that provide similar services using other current or future communications technologies and services. Our management focuses on key wireless industry drivers — customer penetration, average revenue per user (ARPU), operating income, including OIBDA, defined as operating income before depreciation and amortization, and reputation within the wireless industry — to evaluate our performance.
The wireless telecommunications industry is continuing to grow and consolidate. A high degree of competition exists among the current four national carriers, their affiliates and the smaller regional carriers. This competition and other factors will continue to put pressure on pricing, margins and customer churn as the carriers compete for customers. Future carrier revenue growth is highly dependent upon the number of net customer additions a carrier can achieve and the ARPU derived from its customers.
Operating results for the third quarter of 2005 were significantly affected by the acquisition of AT&T Wireless during October 2004 and the activities to integrate its operations into ours and to revise the valuations of the acquired assets to more accurately reflect their fair values. To a lesser extent, Hurricanes Katrina and Rita impacted operations by increasing expenses to repair our facilities; we also issued billing credits to hurricane victims, which lowered the rate of our revenue growth.
Net customer additions increased on a year-over-year basis, especially post-paid contract customers who generate the highest revenue per customer. The rate of net additions, however, continued to trend downwards on a sequential basis. Churn decreased, compared to the third quarter of 2004, but increased slightly over second quarter.

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Operating margins, which we refer to as OIBDA, continued to strengthen as our merger integration initiatives progressed. When the effects of the hurricanes and the costs of implementing the integration initiatives are excluded, our OIBDA margins were higher than they were before the acquisition.
The quarterly average revenue per user, or ARPU, continued to decline slightly on a sequential and year-to-date basis as we were successful in attracting new customers by offering plans that add incremental revenue but at a lower rate than our primary plans, such as FAMILYTALK®, prepaid and reseller plans; allow customers to carry over unused minutes to succeeding months (ROLLOVER® plans), which reduces overage revenues; include no roaming or long distance revenue; and allow our customers to call each other for free.
These plans effectively position Cingular to compete for customers and add incremental revenue, though they negatively affect ARPU and are likely to continue this trend to some degree. Our ARPU is also adversely affected by the general competitive environment and increasing wireless penetration, which puts pressure on the prices we can charge.
Competition and the slowing rate of wireless service penetration will continue to adversely impact revenue growth, increase expenses and put pressure on margins. We expect cost of services increases to continue due to higher network system usage, including the costs we are now paying T-Mobile for the utilization of their network in California and Nevada, higher costs as we integrate AT&T Wireless’ network and operations and, to a lesser extent, redundant expenses related to operating multiple networks as our customer base transitions from our TDMA and analog networks to our GSM network. If we are successful in increasing the growth rate of gross customer additions, our customer acquisition costs will also increase. We also expect increased costs to maintain and support our growing customer base, including costs to migrate AT&T Wireless customers to the Cingular common service offerings and for customer care initiatives to improve our level of service to our combined customer base and to retain existing customers. Our network integration will also increase costs during the next several years as we accelerate the depreciation of our TDMA network and redundant network facilities and incur higher depreciation costs as a result of the enhancement of the network coverage in our footprint and installation of high-speed 3G Universal Mobile Telephone Service/High-Speed Downlink Packet Access (UMTS/HSDPA) technology in our network infrastructure. We expect these and other cost increases to be partially offset by ongoing efforts to reduce general and administrative expenses and decreased roaming costs as a result of lower negotiated roaming rates with other carriers and the acquisition of AT&T Wireless. The effective management of customer churn is also paramount in maximizing revenue growth and maintaining and improving margins.

Integration of AT&T Wireless
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
We have finalized plans to exit certain activities and dispose of certain assets of AT&T Wireless, including redundant facilities and interests in certain foreign operations, and to fully integrate the acquired operations. These plans affect many areas of the combined company, including sales and marketing, network, information technology, customer care, supply chain and general and administrative functions. In connection therewith, we expect to continue to incur significant costs over the next several quarters associated with such dispositions and integration activities. Plans affecting our integration of retail stores,

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
administrative space and the network were completed and approved by management during the second and third quarters of 2005. These plans resulted in adjustments to the purchase price allocation for the acquired assets and assumed liabilities of AT&T Wireless and the need to shorten the estimated useful lives of certain acquired and legacy network and other property, plant and equipment. We have begun to realize cost savings and improvements in the operating performance of our combined operations from the elimination of redundant facilities, advertising costs, staff functions, capital expenditures and other costs. We expect these synergy savings to partially offset integration costs and higher amortization expense in 2005 and then contribute to higher operating margins, beginning during 2006.
For the three and nine months ended September 30, 2005 our operating income was negatively impacted by $241 and $550 of integration costs, respectively, which were primarily reflected within “Selling, general and administrative” expenses, “Cost of services” expenses and “Depreciation and amortization” expenses. Integration costs impacting “Selling, general and administrative” and “Cost of services” expenses during the nine months ended September 30, primarily included: sales and distribution related expenses, as we continued efforts to integrate our sales processes and rationalize our distribution channels, and supporting our common customer service initiative; and network and systems integration costs. Employee termination benefits associated with former Cingular employees totaled $9 and $31 for the three and nine months ended September 30, 2005, respectively, and were recorded in accordance with SFAS No. 112, Employers’ Accounting for Postemployment Benefits (SFAS 112). We also recorded employee termination benefits to be provided to former AT&T Wireless employees totaling $10 and $85 for the three and nine months ended September 30, 2005, respectively, which were recognized under EITF 95-3. Lastly, our operating income was negatively impacted by approximately $396 and $1,332 for the three and nine months ended September 30, 2005, respectively, of non-cash amortization expenses related to amortizable intangible assets that were recorded with the acquisition.

Network Integration Plan
During the second quarter of 2005, we finalized a portion of our plan to integrate certain acquired network assets of AT&T Wireless. The plan primarily addressed certain TDMA network equipment in locations where we and AT&T Wireless had overlapping TDMA network assets and AT&T Wireless’ UMTS assets. This plan is anticipated to result in the decommissioning during 2005 and 2006 of primarily TDMA assets (approximately 85% former AT&T Wireless assets and 15% legacy Cingular assets) and former AT&T Wireless UMTS assets. The valuation of these former AT&T Wireless assets was reduced by approximately $145 and was reflected as an adjustment to the original purchase price allocated to these assets as of the acquisition date. The adjustment to depreciation expense recorded in the second quarter related to the revaluation of these former AT&T Wireless assets was not material. The determination to decommission certain legacy Cingular assets as part of the initial phase of the network integration plan will result in an estimated net increase of $250 in depreciation expense for 2005, including $87 recorded during the third quarter.
In October 2005, we approved the second and final phase of our network integration plan. This plan complemented the activities that were undertaken in June 2005 to eliminate redundant network facilities that arose upon the purchase in October 2004 of AT&T Wireless. In connection with the second phase of the network integration plan, we will integrate our GSM networks, decommission redundant cell sites and core network elements and swap vendor equipment in various markets in order to have like equipment in each operating market. The plan is anticipated to result in the decommissioning of approximately 7,600 cell sites, of which approximately 5,700 were acquired from AT&T Wireless. The valuation of the former AT&T Wireless assets affected by the second phase of the network integration plan was reduced by approximately $1,319 and was reflected as an adjustment to the original purchase price allocated to these

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
assets as of the acquisition date. Depreciation expense in the third quarter accordingly reflected a reduction of $51 related to prior periods to record cumulative depreciation on these assets from the acquisition date in an amount consistent with the lower valuation. We expect to complete activities associated with our network integration plans by December 31, 2006. Certain legacy Cingular assets that will be decommissioned as a result of the second phase of the network rationalization plan will be depreciated on an accelerated basis beginning in the fourth quarter. The incremental depreciation associated with those legacy assets is estimated at $162 for the remainder of 2005.

Retail Stores and Administrative Space Integration Plans
Management finalized during the second quarter of 2005 plans to integrate the retail stores and administrative space requirements for the sales/distribution and corporate real estate functions. These plans will result in the closure of over 500 retail stores and kiosks, the majority of which were closed as of September 30, 2005, and the termination of leases in 86 buildings used for administrative and support functions. Management anticipates that approximately 150 new stores will be built by the end of 2005. The valuation of former AT&T Wireless non-network assets affected by these integration plans was reduced by $74 and was reflected as an adjustment to the original purchase price allocated to these assets as of the acquisition date. The adjustment to depreciation expense recorded in the second quarter of 2005 related to the revaluation of these assets was not material. Legacy Cingular assets affected by the integration plans will be depreciated on an accelerated basis through their estimated remaining lives; the impact to depreciation expense in the third quarter and in future periods from the revised useful lives for these assets is not material.

Exit Costs Recorded under Integration Plans
In addition to the revaluation of assets, the Company incurred and recorded certain costs and accruals associated with the integration plans in accordance with the requirements of EITF 95-3 and SFAS 146. Costs recorded under EITF 95-3 during the second and third quarters of 2005 to exit certain AT&T Wireless activities totaled $117 and $408, respectively, and resulted in adjustments to the purchase price allocation for assets acquired and liabilities assumed in the acquisition of AT&T Wireless. Costs of $10 in the second quarter and $26 in the third quarter were recognized in the income statement within “Selling, general, and administrative” expenses and “Cost of services” expenses under SFAS 146 when those costs were incurred. The majority of the costs recognized relate to termination fees associated with leases and other contractual arrangements.

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
In June 2005, we signed a stock purchase agreement with Digicel Limited (Digicel) to sell former AT&T Wireless operations and telecommunications licenses in Bermuda and certain Caribbean markets to Digicel for a purchase price of approximately $61 in cash (subject to certain potential adjustments under the agreement). Under the terms of the agreement, we will sell former AT&T Wireless properties and operations, including licenses, network assets and subscribers, in the following markets: Barbados, Bermuda, Cayman Islands, Antigua, Barbuda, Anguilla, Dominica, Grenada, St. Kitts, Nevis, St. Lucia, St. Vincent and the Grenadines. In addition, we will sell former AT&T Wireless telecommunications licenses in Curacao, Jamaica and the French West Indies. A portion of the transaction closed in September 2005 for which we received approximately $36 in cash. The closing of the remainder of the transaction is contingent upon governmental and regulatory approval in each market. We do not expect to recognize a gain or loss on the disposition of these assets.

Termination of GSMF Network Infrastructure Joint Venture
In January 2005, we and T-Mobile dissolved our network infrastructure joint venture, GSMF. As part of the dissolution, we sold our ownership of the California/Nevada MTA network assets to T-Mobile for approximately $2,500 in cash. Also, as part of the dissolution, we were required to contribute an additional $200 to the venture to equalize the capital accounts. We retained the right to utilize the California/Nevada and New York T-Mobile networks during a four-year transition period and committed to purchase a minimum number of minutes over this term for resale with a purchase commitment value of $1,200. Approximately $645 of this commitment remained outstanding at September 30, 2005. We and T-Mobile retained all of our respective customers in each market. Additionally, in January 2005, we sold 10 MHz of spectrum to T-Mobile in each of the San Francisco, Sacramento and Las Vegas BTAs for $180 as part of the dissolution of GSMF.
As part of the original joint venture agreement, we and T-Mobile were each to receive 50% of the spectrum used in the operation of the joint venture following its dissolution. Spectrum licenses were not contributed to the joint venture upon its formation in 2001 but rather were subject to a separate agreement governing their use. In connection with the dissolution, we and T-Mobile are contractually required to exchange certain spectrum licenses. We expect the spectrum licenses to be exchanged on or about January 1, 2007. We will receive 10 MHz of spectrum in the New York BTA and 2.5 MHz of spectrum in the Las Vegas, Nevada BTA, and T-Mobile will receive 5 MHz of spectrum in each of nine BTAs in California, the largest of which is San Diego. T-Mobile also has the option to purchase an additional 10 MHz of spectrum in the Los Angeles and San Diego BTAs from us at the end of two years, under certain circumstances.
We expect to recognize a net gain on the dissolution of the joint venture upon the completion of the spectrum exchange in 2007, principally due to the value of the New York spectrum to be received in connection with the consummation of these transactions.
We used a significant portion of the sale proceeds to fund capital expenditures in California made through July 4, 2005, which allowed our members to defer income tax recognition on the gain from sale of the network to the extent of such use of the proceeds.
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
lease term and during the succeeding optional renewal periods, did not comply with the requirements of SFAS No. 13, Accounting for Leases and FASB Technical Bulletin No. 85-3, Accounting for Operating Leases with Scheduled Rent Increases. Historically, we had not assumed the exercise of available renewal options in accounting for operating leases. We reevaluated our accounting for operating leases and the related useful lives for depreciating leasehold improvements following publication of a letter issued by the Office of the Chief Accountant of the SEC on February 7, 2005. In light of our investment in each cell site, including acquisition costs and leasehold improvements, we determined the exercise of certain renewal options was reasonably assured at the inception of the leases. Accordingly, we corrected our accounting to recognize rent expense, on a straight-line basis, over the initial lease term and renewal periods that are reasonably assured, and to depreciate the associated leasehold improvements and other related assets over the lesser of their useful lives or their respective lease terms. While we believed that the impact of this error was not material to any previously issued financial statements, we determined that the cumulative adjustment required to correct this error was too large to record in 2004. Accordingly, our management and the Audit Committee of the board of directors of the Manager concluded that our financial statements for fiscal periods ending December 31, 2000 through December 31, 2003 and the first three interim periods of 2004 should be restated. The restated financial statements, including those for the three and nine months ended September 30, 2004, were included in Note 2 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004.
In addition, our infrastructure venture GSMF, which was accounted for under the equity method prior to its dissolution in January 2005, reached a similar conclusion with respect to operating leases, requiring correction and restatement of its previously issued financial statements for the years ended December 31, 2002 and 2003. This Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and nine months ending September 30, 2005 reflects the effects of these restatements.
Adjustment of Consolidated Financial Statements for Reclassifications
The statement of operations for the three and nine months ended September 30, 2004 has also been adjusted to present certain billings related to pass-through taxes to our customers as “Service revenues” and the related payments to the associated taxing authorities and regulatory agencies as “Cost of services” expense. Operating income and net income were unaffected. The amount adjusted for the three and nine months ended September 30, 2004 were $35 and $92, respectively.
Selected Financial and Operating Data

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2005	2004	2005

Construction and capital expenditures(1)	$634	$1,346	$1,751	$4,505
Licensed cellular/PCS POPs (in millions) (end of period)(2)	243	294	243	294
Total cellular/PCS customers (in millions) (end of period)(3)	25.7	52.3	25.7	52.3
Net additions, cellular/PCS customers (in millions)	0.7	0.9	1.6	3.2
Cellular/PCS customer churn(4)	2.8%	2.3%	2.7%	2.2%
Average cellular/PCS revenue per user (ARPU)(5) (Actual dollars)	$50.25	$49.65	$49.78	$49.92
OIBDA(6)	$1,033	$2,198	$3,372	$6,120
OIBDA margin(7)	26.7%	28.5%	29.9%	26.8%

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(1)	Capital expenditures for the three and nine months ended September 30, 2004 do not include capital expenditures and cash contributions related to our infrastructure venture, GSMF, which was dissolved in January 2005.

(2)	Licensed POPs refers to the number of people residing in areas where we have licenses to provide cellular or PCS service.

(3)	Cellular/PCS customers include customers served through reseller agreements.

(4)	Cellular/PCS customer churn is calculated by dividing the aggregate number of cellular/PCS customers who cancel service during each month in a period by the total number of cellular/PCS customers at the beginning of each month in that period. Beginning in the first quarter of 2005 we adopted a new reseller churn calculation methodology that, for resellers, is based on net disconnects. See “Consolidated Results of Operations, Three and Nine Months Ended September 30, 2004 Compared with the Three and Nine Months Ended September 30, 2005”.

(5)	ARPU is defined as cellular/PCS service revenues during the period divided by average number of cellular/PCS customers during the period. For discussion of ARPU and reconciliation to its most comparable measure under GAAP, see “ARPU Discussion” below.

(6)	OIBDA is defined as operating income before depreciation and amortization. For the three and nine months ended September 30, 2004, the OIBDA amounts reflect the restatements as discussed in “Restatement of Consolidated Financial Statements for Lease Accounting” For discussion of OIBDA and reconciliation to its most comparable measure under GAAP, see “OIBDA Discussion” below.

(7)	OIBDA margin is defined as OIBDA divided by service revenues. For the three and nine months ended September 30, 2004, the OIBDA margin reflect the restatements as discussed in “Restatement of Consolidated Financial Statements for Lease Accounting.”
OIBDA Discussion
OIBDA is defined as operating income before depreciation and amortization. Although we have used substantively similar measures in the past, which we called “EBITDA”, we now use the term OIBDA to describe the measure we use as it more clearly defines the elements of the measure. OIBDA margin is calculated as OIBDA divided by service revenues. These are non-GAAP financial measures. They differ from operating income and operating margin, as calculated in accordance with GAAP, in that they exclude depreciation and amortization. They differ from net income, as calculated in accordance with GAAP, in that they exclude, as presented in our Consolidated Statements of Income: (i) depreciation and amortization, (ii) interest expense, (iii) minority interest in earnings of consolidated entities, (iv) equity in net income of affiliates, (v) other, net, and (vi) provision for income taxes. We believe these measures are relevant and useful information to our investors as they are an integral part of our internal management reporting and planning processes and are important metrics that our management uses to evaluate the operating performance of our consolidated operations. They are used by management as a measurement of our success in acquiring, retaining and servicing customers because we believe these measures reflect our ability to generate and grow subscriber revenues while providing a high level of customer service in a cost-effective manner. Management also uses these measures as a method of comparing our performance with that of many of our competitors. The components of OIBDA include the key revenue and expense items for which our operating managers are responsible and upon which we evaluate their performance. Lastly, we use this measure for planning purposes and in presentations to our board of directors, and we use multiples of this current or projected measure in our discounted cash flow models to determine the value of our licensing costs and our overall enterprise valuation.

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
OIBDA does not give effect to cash used for debt service requirements and thus does not reflect available funds for distributions, reinvestment or other discretionary uses. OIBDA excludes other, net, minority interest expense and equity in net income of affiliates, as these do not reflect the operating results of our subscriber base and our national footprint that we utilize to obtain and service our subscribers. Equity in net income (loss) of affiliates represents our proportionate share of the net income of affiliates in which we exercise significant influence, but do not control. As we do not control these entities, our management excludes these results when evaluating the performance of our primary operations. Although excluded, equity in net income of affiliates may include results that are material to our overall net income. OIBDA also excludes interest expense and the provision for income taxes. Excluding these items eliminates the expenses associated with our capitalization and tax structures. Finally, OIBDA excludes depreciation and amortization, in order to eliminate the impact of capital investments.
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

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reconciliation of Non-GAAP Financial Measures to GAAP Financial Measures.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2005	2004	2005

	(Restated)		(Restated)
Net income	$142	$222	$696	$129
Plus: Interest expense	200	304	597	968
Plus: Minority interest in earnings of consolidated entities	20	38	88	95
Plus: Equity in net loss (income) of affiliates	98	(1)	301	(4)
Plus: Other, net	—	(10)	(5)	(63)
Plus: Provision for income taxes	—	104	4	150

Operating income	460	657	1,681	1,275
Plus: Depreciation and amortization	573	1,541	1,691	4,845

OIBDA	$1,033	$2,198	$3,372	$6,120

Service revenues	$3,873	$7,721	$11,289	$22,859
Less: Mobitex data revenues	54	18	171	56

Service revenues used to calculate ARPU	$3,819	$7,703	$11,118	$22,803

Consolidated Results of Operations

Three and Nine Months Ended September 30, 2004 Compared with the Three and Nine Months Ended September 30, 2005
Our results of operations for the three and nine months ended September 30, 2005, but not those for the comparable 2004 periods, include the financial results of AT&T Wireless. Additionally, as described above, effective January 5, 2005, we terminated our GSMF joint venture with T-Mobile. Prior to its termination, our Consolidated Statements of Operations included our share, based upon our proportionate share of licensed spectrum and/or minutes of use, of the network related costs of GSMF (excluding depreciation) as Costs of services expense. Additionally, we reflected our proportionate share, based upon economic ownership, of GSMF’s non-cash related expenses, primarily depreciation, as Equity in net loss of affiliates. As discussed above, in conjunction with the dissolution, we sold our network assets in California and Nevada, which were previously held by GSMF, to T-Mobile. Since then, we have been purchasing for resale minutes of use from T-Mobile, which costs (including costs previously reflected in Equity in net loss of affiliates) are reflected within “Cost of services.” The inclusion of the AT&T Wireless results and the impact associated with the termination of GSMF and the sale of our California/Nevada network assets may render direct comparisons with the results for prior periods less meaningful.

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Customer Base (in thousands)

	Three Months Ended				Nine Months Ended
Customers	September 30,		Change		September 30,		Change

	2004	2005	Fav(Unfav)%		2004	2005	Fav(Unfav)%

	(In thousands)
Cellular/PCS Customers
Beginning of Period	25,044	51,442	26,398	104.6%	24,027	49,132	25,105	104.4%
Gross Additions
Postpaid	2,135	3,336	1,201	56.3%	5,813	10,239	4,426	76.1%
Prepaid	311	787	476	153.1%	984	2,173	1,189	120.8%
Reseller	350	263	(87)	- 24.9%	939	938	(1)	- 0.1%

Total Gross Additions	2,796	4,386	1,590	56.9%	7,736	13,350	5,614	72.6%
Net Additions (Losses)
Postpaid	530	664	134	25.3%	1,206	2,680	1,474	122.2%
Prepaid	(52)	(25)	27	- 51.9%	(46)	(317)	(271)	NM
Reseller	179	228	49	27.4%	479	823	344	71.8%

Total Net Additions	657	867	210	32.0%	1,639	3,186	1,547	94.4%
Other Adjustments	(29)	(17)	12	- 41.4%	6	(26)	(32)	NM

End of Period	25,672	52,292	26,620	103.7%	25,672	52,292	26,620	103.7%

NM – Not Meaningful

Note:	Customer data has been restated as described in our 8-K Report filed on October 11, 2005 with the Securities and Exchange Commission.
We had approximately 52.3 million cellular/PCS customers at September 30, 2005, representing a growth of approximately 26.6 million in our cellular/PCS customer base from a year ago, including approximately 22 million customers that we assumed in conjunction with our acquisition of AT&T Wireless. For the three and nine months ended September 30, 2005, cellular/PCS gross additions totaled approximately 4.4 million and 13.4 million, respectively, and represented an increase of approximately 1.6 million and 5.6 million, respectively from the same prior year periods. The increase in customer gross additions was primarily driven by incremental gross additions from our recently acquired AT&T Wireless markets. Additionally, gross customer additions rose due to growth in our traditional Cingular postpaid customer segment and enhanced interest in our prepaid product offering. The strong customer gross additions during the three and nine months ended September 30, 2005 were driven by the larger distribution network of the combined company; attractive service offerings, including the popularity of our FAMILY TALK® plans and our rollover® plan feature; and continued high levels of advertising of the combined company. Offsetting these increases was a decrease in our reported reseller gross additions due to the change in methodology for calculating our reseller churn, which we implemented in the first quarter of 2005, and conformity issues related to the calculation of churn for Cingular and AT&T Wireless, which we implemented in the fourth quarter of 2004. See further description of these changes below.
On a sequential basis, net additions decreased 8.9% for the three months ended September 30, 2005 as compared with the prior three month period. This decrease was primarily driven by a 10.8% increase in postpaid disconnects, which resulted mainly from a 15 basis point increase in churn due to normal seasonality, partially associated with timing of customers coming off two-year contracts. These contracts were mainly the result of our focused efforts in 2003 to retain high value customers and to increase the

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
number of our customers under contract prior to the implementation of wireless local number portability (WLNP). In November 2003, the FCC’s rules on WLNP became operative, enabling wireless customers to keep their wireless number when switching to another carrier.
For the three and nine months ended September 30, 2005, the cellular/PCS churn rate was 2.3% and 2.2%, respectively, down from 2.8% and 2.7% for the three and nine months ended September 30, 2004. The decline in our churn resulted primarily from a lower churn rate in our postpaid customer base, the change in our methodology in calculating churn related to our reseller customers and changes resulting from the conformity issues implemented in the fourth quarter of 2004. Offsetting these declines was an increase in the churn rate among our legacy prepaid customers. Postpaid churn for the three and nine months ended September 30, 2005 was 2.0% and 1.9%, respectively, compared to 2.4% for both the three and nine months ended September 30, 2004. We believe that the decline in our postpaid churn resulted as the combined company provides a more compelling value proposition than Cingular was able to provide before the acquisition, including more affordable rate plans, broader network coverage, higher network quality, exclusive devices and mobile-to-mobile calling to over 52 million Cingular customers. On a sequential basis, the cellular/PCS churn rate increased to 2.3% due to normal seasonality, partially associated with timing of customers coming off two-year contracts. These contracts were mainly the result of our focused efforts in 2003 to retain high value customers and to increase the number of our customers under contract prior to the implementation of WLNP. Since the acquisition of AT&T Wireless, we have successfully migrated approximately six million former AT&T Wireless customers to Cingular service offerings, including approximately two million during the three months ended September 30, 2005.
Beginning in the first quarter of 2005, we adopted a new reseller churn calculation methodology that resulted in an aggregated churn calculation that is more comparable with our major competitors. Prior to 2005, we included gross reseller disconnects in our churn calculation. Effective with the first quarter of 2005, we base our churn calculation on total net reseller disconnects. The change resulted in an improvement to our reported churn for the three and nine months ended September 30, 2005 of approximately 32 and 30 basis points, respectively. Changes to conform the traditional Cingular presentation to certain of the AT&T Wireless churn methodologies resulted in an improvement to reported churn for the three and nine months ended September 30, 2005 of approximately 14 basis points for both periods.
Other adjustments to our subscriber base during the three months ended September 30, 2005, reflected the removal of subscribers associated with markets sold during this respective period. For the nine months ended September 30, 2005, the adjustments reflect the inclusion of the subscribers associated with the Arkansas properties contributed to us from SBC, partially offset by the removal of subscribers associated with markets sold during this respective period, including those that were required to be divested by the FCC and DOJ in connection with their approval of our acquisition of AT&T Wireless.

Historical Consolidated Data — For the three and nine months ended September 30, 2004 and 2005.

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change

	2004	2005	$	%	2004	2005	$	%

	(Restated)				(Restated)
Operating Revenues
Local service revenue — voice	$3,260	$6,313	3,053	93.7%	$9,645	$18,809	9,164	95.0
Data revenue	187	689	502	268.4	490	1,913	1,423	290.4

Total local service revenue	3,447	7,002	3,555	103.1	10,135	20,722	10,587	104.5
Incollect roamer revenue	189	349	160	84.7	516	1,038	522	101.2

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change

	2004	2005	$	%	2004	2005	$	%

	(Restated)				(Restated)
Long distance	51	125	74	145.1	140	352	212	151.4

Subscriber revenue	3,687	7,476	3,789	102.8	10,791	22,112	11,321	104.9
Outcollect revenue	152	178	26	17.1	399	523	124	31.1
Other revenue	34	67	33	97.1	99	224	125	126.3

Other service revenue	186	245	59	31.7	498	747	249	50.0

Wireless service revenue	3,873	7,721	3,848	99.4	11,289	22,859	11,570	102.5
Equipment sales	419	1,025	606	144.6	1,157	2,725	1,568	135.5

Total operating revenues	4,292	8,746	4,454	103.8	12,446	25,584	13,138	105.6

Operating expenses
Cost of services (excluding depreciation)	1,107	2,464	1,357	122.6	3,045	6,901	3,856	126.6
Cost of equipment sales	585	1,203	618	105.6	1,627	3,728	2,101	129.1
Selling, general and administrative	1,567	2,881	1,314	83.9	4,402	8,835	4,433	100.7
Depreciation and amortization	573	1,541	968	168.9	1,691	4,845	3,154	186.5

Total operating expenses	3,832	8,089	4,257	111.1	10,765	24,309	13,544	125.8

Operating income	460	657	197	42.8	1,681	1,275	(406)	(24.2)
Other income (expenses):
Interest expense	(200)	(304)	(104)	52.0	(597)	(968)	(371)	62.1
Minority interest in earnings of consolidated entities	(20)	(38)	(18)	90.0	(88)	(95)	(7)	8.0
Equity in net income (loss) of affiliates	(98)	1	99	(101.0)	(301)	4	305	(101.3)
Other, net	—	10	10	NM	5	63	58	NM

Total other income (expenses)	(318)	(331)	(13)	4.1	(981)	(996)	(15)	1.5

Income before provision for income taxes	142	326	184	129.6	700	279	(421)	(60.1)
Provision for income taxes	—	104	104	NM	4	150	146	NM

Net income	$142	$222	80	56.3%	$696	$129	(567)	(81.5)

NM — Not Meaningful

Operating Revenues
Total operating revenues, consisting of service revenues and equipment sales, increased $4,454, or 103.8%, to $8,746 and $13,138, or 105.6%, to $25,584 for the three and nine months ended September 30, 2005, respectively, compared with the corresponding prior year periods. The growth in service revenues for both the three and nine months ended September 30, 2005 compared with the corresponding prior year periods was primarily the result of increased revenues associated with our acquisition of AT&T Wireless in the fourth quarter of 2004. To a lesser extent, service revenues increased from postpaid customer growth and higher data and regulatory fee revenues in the traditional Cingular markets. For the three and nine months ended September 30, 2005, compared with the corresponding prior year period, equipment sales

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
contributed $606 and $1,568, respectively, of the increase in total operating revenues. These increases were driven primarily by incremental revenues from new customers in former AT&T Wireless markets, higher volumes of equipment sales in the traditional Cingular markets and increased equipment sales from former AT&T Wireless customers migrating to Cingular common service offerings, combined with adjustments recorded in the three months ended September 30, 2005, to reflect lower redemption rates in our handset rebate programs. The components of the change in service revenues are described as follows:
Wireless service revenue. Service revenues, comprised of local service, data, roaming, long distance and other revenues, increased $3,848, or 99.4%, for the three months ended September 30, 2005, and $11,570, or 102.5%, for the nine months ended September 30, 2005.
The local service component of total service revenues includes recurring monthly access charges, airtime usage, including prepaid service, and charges for optional features and services, such as voice mail, mobile-to-mobile calling, roadside assistance, caller ID and handset insurance. Local service revenues also include billings to our customers for the Universal Service Fund (USF) and other regulatory fees and pass-through taxes.
The key driver of the increase in local service revenues for both the three and nine months ended September 30, 2005 was an increase of 104.1% and 104.5%, respectively, in the average number of cellular/PCS customers, including the nearly 22 million customers acquired with the AT&T Wireless transaction. The increase in local service revenues was partially offset by a decline in our monthly access charges and airtime usage due to an increase in the number of our customers on our rollover® plans, which allow customers to carry over unused minutes for up to one year, and our free mobile-to-mobile minutes, which allow Cingular customers to call other Cingular customers at no charge. Local service revenues for the three months ended September 30, 2005 also reflect the issuance of $31 of service credits to customers affected by Hurricane Katrina. Increases in data revenues also favorably impacted total service revenues. The $502 and $1,423 increases in data revenues for the three and nine months ended September 30, 2005, respectively, over the prior year comparative periods were driven by increased data service penetration and usage of SMS short messaging and other data services by our cellular/PCS customers, including those data customers assumed with the AT&T Wireless acquisition. Partially offsetting these increases was the loss of revenues from our Mobitex data business, which we sold during the fourth quarter of 2004.
Roaming revenues, including both incollect and outcollect revenues, increased $186 and $646 for the three and nine months ended September 30, 2005, respectively, when compared with the corresponding prior year periods. These increases resulted as higher roaming revenues from the acquired AT&T Wireless subscriber base more than offset the elimination of the intracompany roaming between former AT&T Wireless and Cingular markets.
Long distance revenues for the three and nine months ended September 30, 2005 increased $74 and $212, respectively, from the prior year corresponding periods due to the revenue associated with the acquired AT&T Wireless subscribers and an increase in international long distance revenues from the traditional Cingular subscriber base as more subscribers continue to migrate to our GSM network, which allows for more access to international calling than TDMA subscribers.
Equipment Sales. These sales are comprised of product, accessory, and upgrade revenues. Equipment sales increased $606, or 144.6%, to $1,025 and $1,568, or 135.5%, to $2,725 for the three and nine months ended September 30, 2005, respectively. The majority of the increase was from product revenues, which increased $446, or 140.7%, and $1,034, or 119.1%, for the three and nine months ended September 30, 2005, respectively. The overall increases were driven primarily by incremental revenues from new customers in former AT&T Wireless markets, higher volumes of equipment sales in the traditional Cingular markets and increased equipment sales from former AT&T Wireless customers migrating to

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cingular common service offerings, combined with an approximately $60 adjustment recorded in the three months ended September 30, 2005 to reflect lower redemption rates in our handset rebate programs during 2005.

Operating Expenses
Cost of services (exclusive of depreciation). The $1,357, or 122.6%, increase in cost of services for the three months ended September 30, 2005 compared with the corresponding prior year period resulted from the increase in costs attributable to the AT&T Wireless acquisition, including an increase in local network system costs of $1,128; an increase of $296 in third-party network system costs (i.e., roaming and long distance costs); higher interconnection fees associated with a 148.1% growth in system minutes of use; higher facilities related costs resulting from the increase in cell sites and with maintaining additional duplicate TDMA and GSM networks; and increased USF and regulatory fees from the increase in the customer base. For the three months ended September 30, 2005, local network system costs also increased approximately $112 from the prior year corresponding period as a result of the termination of our joint venture, GSMF (see further discussion of accounting impacts related to GSMF above). Third-party network system cost increases for the three months ended September 30, 2005 compared with the corresponding prior year period included a $129 increase in incollect roaming costs and a $100 increase in long distance costs. Both increases were driven by higher volumes of minutes, including those minutes associated with the acquired AT&T Wireless subscribers, which more than offset rate decreases for both our incollect minutes and long distance minutes, and the elimination of intracompany roaming between former AT&T Wireless customers and Cingular. Cost of services increases for the three months ended September 30, 2005, as compared with the prior year, also included $78 of equipment writeoffs and expenses incurred in connection with damages caused by, and service restoration efforts undertaken in the aftermath of Hurricanes Katrina and Rita. Cost of services expenses included $101 and $123 of integration expense for the three and nine months ending September 30, 2005, respectively, mostly related to the integration and rationalization of the network. The $3,856, or 126.6%, increase in cost of services for the nine months ended September 30, 2005, compared with the corresponding prior year period, resulted from the increase in costs attributable to the AT&T Wireless acquisition, including an increase in local network system costs of $1,349, and an increase of $956 in third-party network system costs, higher interconnection fees associated with a 150.5% growth in system minutes of use; higher facilities related costs resulting from the increase in cell sites and with maintaining additional duplicate TDMA and GSM networks; and increased USF and regulatory fees from the increase in the customer base. For the nine months ended September 30, 2005, local network system costs also increased approximately $407 from the prior year corresponding period as a result of the termination of our joint venture, GSMF. Third-party network system cost increases for the nine months ended September 30, 2005 compared with the corresponding prior year period included a $308 increase in incollect roaming costs and a $270 increase in long distance costs. Both increases were driven by higher volumes of minutes, including those minutes associated with the acquired AT&T Wireless subscribers, which more than offset rate decreases for both our incollect minutes and long distance minutes, and the elimination of intracompany roaming between former AT&T Wireless customers and Cingular.
Cost of equipment sales. For the three and nine months ended September 30, 2005, the $618 and $2,101 increases from the prior year corresponding periods, respectively, were driven primarily by higher unit sales associated with the acquired AT&T Wireless markets, as well as higher unit sales in the traditional Cingular markets, which were partially offset by a decline in the average cost per unit sold. Higher unit sales resulted both from the 56.9% and 72.6% respective increases for the three and nine months ended September 30, 2005 in gross customer additions, as well as increased upgrade activity. Upgrade costs increased $136 and $608, respectively, when compared with the same prior year period due to the

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
migration of former AT&T Wireless customers to Cingular common service offerings and a shift to more advanced handsets following our GSM/ GPRS/ EDGE network overlay.
Selling, general and administrative expenses. Selling, general and administrative expenses for the three and nine months ended September 30, 2005 increased $1,314 and $4,433, respectively, or 83.9% and 100.7%, when compared with the corresponding prior year periods, driven primarily by the AT&T Wireless acquisition. Selling, general and administrative expenses during the three and nine months ended September 30, 2005 included $48 and $226, respectively, of integration expenses, primarily related to employee termination benefits for former Cingular employees, continued spending associated with re-branding the combined company and support of our common customer service initiative and system integration costs.
Selling expenses, which include sales, marketing, advertising and commission expenses, for the three and nine months ended September 30, 2005 increased $405 and $1,600, respectively, or 54.3% and 76.2%, when compared with the corresponding prior year periods. The primary increases in selling expenses related to increased sales personnel costs associated with the acquired AT&T Wireless sales force, higher advertising and promotions expenses and increased commissions expenses related to the 56.9% and 72.6% increases in gross customer additions for the three and nine months ended September 30, 2005, respectively, compared with the corresponding prior year periods. Selling expenses included $8 and $81 of integration expenses for the three and nine months ended September 30, 2005, respectively.
Costs for maintaining and supporting our customer base for the three and nine months ended September 30, 2005 increased $585 and $1,890, respectively, or 106.0% and $121.5%, when compared with the corresponding prior year periods. Increased costs were principally due to higher customer service expenses, an increase in upgrade commissions and an increase in billing and bad debt expenses. Customer service expenses for the three and nine months ended September 30, 2005 increased $298 and $981, respectively, or 150.5% and 165.7%, primarily driven by increased headcount and employee-related expenses acquired from AT&T Wireless to support our larger subscriber base, as well as customer retention and customer service improvement initiatives. Customer service expenses included $1 and $21 of integration related costs for the three and nine months ended September 30, 2005, respectively. Upgrade commissions for the three and nine months ended September 30, 2005 increased $42 and $238, respectively, or 28.0% and 56.5%, and were primarily driven by an increase in handset upgrade activity and higher commission incentives related to the migration of our AT&T Wireless subscribers to Cingular common service offerings. Since the acquisition of AT&T Wireless, we have successfully migrated approximately six million former AT&T Wireless customers to Cingular service offerings, including approximately two million during the three months ended September 30, 2005. Other maintenance cost increases include higher billing and bad debt related expenses related to the growth in our subscriber base. Other administrative costs for the three and nine months ended September 30, 2005 increased $324 and $943, respectively, or 120.4% and 126.1%, when compared with the corresponding prior year period and included $39 and $124, respectively, of integration costs. In addition to the integration costs, administrative costs increased as a result of incremental expenses associated with the acquired AT&T Wireless administrative personnel.
Depreciation and amortization. For the three and nine months ended September 30, 2005, depreciation and amortization expenses totaled $1,541 and $4,845, respectively, representing increases of $968 and $3,154, respectively, when compared with the corresponding prior year periods. Depreciation expense for the three months ended September 30, 2005 totaled $1,130 and increased $577, primarily due to incremental depreciation associated with the property, plant and equipment acquired in the AT&T Wireless acquisition and depreciation related to our ongoing capital spending associated with our GSM network. Additionally, depreciation expense increased over the prior year period as a result of a reduction

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
of the estimated useful lives of certain legacy Cingular TDMA and other equipment associated with a portion of our network integration plan related to our AT&T Wireless acquisition, which increased depreciation expense by approximately $148 and $411, respectively, during the three and nine months ended September 30, 2005. The third quarter also included a $51 reduction to depreciation expense, which was attributable to prior quarters, to record cumulative depreciation on former AT&T Wireless assets which were reduced in value as a result of integration plans approved in October 2005. For the nine months ended September 30, 2005, the reduction to depreciation expense related to former AT&T Wireless assets resulting from integration plans approved in 2005 and other refinements to the purchase price allocation include $35 of impacts pertaining to the fourth quarter of 2004. Intangibles amortization expense for the three and nine months ended September 30, 2005 totaled $411 and $1,376, respectively, representing increases of $391 and $1,277 compared with the prior year period, primarily due to amortization of the customer relationship and other intangible assets recorded with the AT&T Wireless acquisition. These increases were partially offset by a decrease in amortization associated with intangible assets that became fully amortized during 2004 and for the three months ended September 30, 2005.

Other Income (Expenses)
Interest Expense. For the three and nine months ended September 30, 2005, interest expense totaled $304 and $968, respectively, and represented respective increases of $104 and $371 versus the prior year’s corresponding periods. The increases in interest expense resulted primarily from interest associated with the $9,500 in Senior Notes assumed in the AT&T Wireless acquisition, of which $9,250 is outstanding as of September 30, 2005. The increases in interest expense associated with the Senior Notes were partially offset by the amortization of the premium that was established under purchase accounting to record the AT&T Wireless debt at fair value at the acquisition date.
Minority interest in earnings of consolidated entities. For the three and nine months ended September 30, 2005, minority interest expense totaled $38 and $95, respectively, and represented increases of $18 and $7 versus the prior year’s corresponding periods. The increase primarily resulted from increased partnership net income for the three months ended September 30, 2005 versus the prior year period and to a lesser extent for the nine months ended September 30, 2005.
Equity in net income (loss) of affiliates. For the three month period ended September 30, 2005, equity in net income (loss) of affiliates was income of $1 versus a loss of $98 in the prior year period. For the nine month period ended September 30, 2005, equity in net income (loss) of affiliates was income of $4 versus a loss of $301 in the prior year comparable period. The losses for the three and nine months ended September 30, 2004 related primarily to our joint venture with T-Mobile, GSMF, which was terminated in January 2005. See “Termination of GSMF Network Infrastructure Joint Venture” above for further discussion.
Other, net. Other, net for the three and nine months ended September 30, 2005 totaled $10 and $63, respectively, and primarily included interest income associated with higher interest rates and invested funds under the revolving credit agreement than in the comparable period in the prior year. For the nine months ended September 30, 2005, Other, net of $63 primarily resulted from interest income on the cash received from the sale of certain of our network assets to T-Mobile in January 2005 and a $13 gain recognized on the sale of certain assets in April 2005.

Provision for Income Taxes
Provision for income taxes. For the three and nine months ended September 30, 2005, the provisions for income taxes were $104 and $150, respectively, representing increases of $104 and $146 as compared with

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)
Item 2.                                 Management’s Discussion and Analysis of Financial Condition and Results of Operations
the corresponding prior year periods. The higher provision for income taxes for the three and nine months ended September 30, 2005 resulted from higher pre-tax income related to our corporate subsidiaries in the current year periods versus the prior year periods and the impact of state income tax law changes. The year-to-date increases also reflect the reversal of previously established valuation allowances.
Liquidity and Capital Resources

Cash Flow Analysis

Cash Flows for the Nine Months Ended September 30, 2005 Compared with the Nine Months Ended September 30, 2004

	Nine Months Ended
	September 30,		Change

	2004	2005	$	%

	(Restated)
Net cash provided by operating activities	$2,741	$5,760	$3,019	110.1%
Net cash used in investing activities	(3,596)	(957)	2,639	-73.4%
Net cash used in financing activities	(196)	(4,867)	(4,671)	NM

Net decrease in cash and cash equivalents	(1,051)	(64)	987	-93.9%
Cash and cash equivalents at beginning of period	1,139	352	(787)	-69.1%

Cash and cash equivalents at end of period	$88	$288	$200	227.3%

NM — Not Meaningful
Net cash provided by operating activities. For the nine months ended September 30, 2005, cash provided by operating activities was $5,760, an increase of $3,019 from the nine months ended September 30, 2004. The increase in cash provided by operating activities was primarily due to a $2,748 increase in operating income, excluding depreciation and amortization, and increases in cash generated from working capital. The increase in cash generated from working capital was primarily due to the $324 of cash generated from the decrease in other current assets for the nine months ended September 30, 2005 versus a use of $3 in the prior year period. The $324 of cash generated resulted primarily from the release of $211 in funds that had been placed in a trust for the redemption of the TeleCorp Notes in July 2005. In addition, the increase in cash generated from working capital also resulted from $112 of cash generated from an increase to accounts payable and accrued liabilities for the nine months ended September 30, 2005 versus a use of $184 in the prior year period. The increase in accounts payable and accrued liabilities for the nine months ended September 30, 2005, resulted primarily from significant capital-related accruals that remain at the end of September 2005. These increases in cash provided by operating activities were partially offset by higher interest payments during the nine months ended September 30, 2005 versus the comparable prior year period.
Net cash used in investing activities. For the nine months ended September 30, 2005, cash used in investing activities was $957, a decrease of $2,639 from the prior year. Net cash used in investing activities for the nine months ended September 30, 2005 included $2,482 of proceeds from the sale of our California and Nevada network assets to T-Mobile, $432 of proceeds from the sale of wireless properties, including those that we were required to divest, $300 of proceeds from the sale of IDEA Cellular Ltd. (IDEA), $349 of proceeds from the Atlantic West B.V. (AWBV) distribution $180 from the sale of spectrum to T-Mobile, and $36 from partial sale of former AT&T Wireless operations and telecommunications licenses in Bermuda and certain Caribbean markets to Digicel . Offsetting these cash receipts were $4,505 of

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)
Item 2.                                 Management’s Discussion and Analysis of Financial Condition and Results of Operations
capital expenditures during the nine months ended September 30, 2005, the $200 payment we were required to make to GSMF prior to its dissolution and $143 of deposits made for license acquisitions. Cash used in investing activities for the nine months ended September 30, 2004 primarily included capital expenditures, contributions made to GSMF and $1,400 for the purchase of NextWave licenses.
Net cash used in financing activities. For the nine months ended September 30, 2005, cash used in financing activities totaled $4,867 and primarily included $1,667 of net repayments to our members under our revolving credit agreement, $2,675 of repayments to our members under our Subordinated Notes, $250 in repayments of AT&T Wireless Senior Notes and $211 for the redemption of the Telecorp Notes. Cash used in financing activities for the nine months ended September 30, 2004 totaled $196 and consisted of long-term debt and capital lease repayments and distributions made to our minority partners.

Sources of Liquidity
Effective August 1, 2004, we entered into a revolving credit agreement with SBC and BellSouth pursuant to which they provide unsubordinated short-term financing on a pro rata basis at an interest rate of LIBOR plus 0.05% for our ordinary course operations based upon our budget and forecasted cash needs. The revolving credit agreement provides that in the event that we have available cash (as defined) on any business day, such amount shall first be applied to the repayment of the revolving loans, and any remaining excess then shall be applied to the repayment of the Subordinated Notes (member loans) from SBC and BellSouth at month end if we do not then require a cash advance under the agreement. For the quarter ended September 30, 2005, we repaid $2,374 of their member loans. As of September 30, 2005, we did not have an outstanding balance under the revolving credit agreement. The current agreement was amended in June 2005 to extend until July 31, 2007.
As of September 30, 2005, we had cash and cash equivalents totaling $288. We expect to fund our remaining capital requirements for at least the next 12 months by using existing cash balances, cash generated from operations and, if necessary, draws under our revolving credit agreement with SBC and BellSouth.

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
Network Upgrades, Integration and Expansion. The upgrade, integration and expansion of the Cingular and AT&T Wireless networks and the networks we acquired from Triton, the installation of UMTS/HSDPA technology in a number of markets and the construction of network facilities in California and Nevada to replace the facilities we sold to T-Mobile upon the termination of our GSMF network infrastructure joint venture will require substantial amounts of capital over the next several years. For the three and nine months ended September 30, 2005, we spent $1,346 and $4,505, respectively, for our GSM/GPRS/ EDGE network upgrade plus other network and non-network capital expenditures.
Integration of AT&T Wireless. We are executing plans to exit certain activities and dispose of certain assets of AT&T Wireless, including redundant facilities and interests in certain foreign operations, and to fully integrate the acquired operations. These plans, which were approved in June and October 2005, affect

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)
Item 2.                                 Management’s Discussion and Analysis of Financial Condition and Results of Operations
many areas of the combined company, including sales and marketing, network, information technology, customer care, supply chain and general and administrative functions. For the three and nine months ended September 30, 2005, we incurred $149 and $349, respectively, of cash-impacting integration and planning costs, which are included primarily in “Selling, general and administrative” expenses and “Cost of services” expenses in our consolidated statements of operations. We expect to continue to incur significant costs over the next several quarters associated with dispositions and integration activities.
Contractual Obligations. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2004 and Note 10 within Item 1. Financial Statements of this Report for a description of our contractual obligations. With the exception of repayments of our long-term debt (see Note 7 to our consolidated financial statements in Item 1), there have not been any material changes outside the ordinary course of business with respect to these contractual obligations during the nine months ended September 30, 2005.
Debt Service. As of September 30, 2005, we had $19,366 of consolidated indebtedness and capitalized lease obligations, excluding unamortized premiums/ discounts and interest rate swap fair value adjustments but including the acquired AT&T Wireless debt obligations. This debt includes $2,000 in unsecured Senior Notes of Cingular Wireless LLC, $9,250 in unsecured Senior and Senior Subordinated Notes of AT&T Wireless, $6,953 in unsecured, subordinated member loans from SBC and BellSouth, $1,122 in capital lease obligations (excluding executory costs and imputed interest) and $41 in other debt. As of September 30, 2005, we did not have outstanding borrowings under the revolving credit agreement. During the third quarter of 2005, we repaid $2,374 of our member loans. In addition, in July 2005, the Company redeemed the TeleCorp Notes for $211. The majority of the funds used to make repayments on our member loans arose from the July 5, 2005 release of $1,488 of remaining net proceeds from the sale of our California/ Nevada network assets in January 2005, which had been held in a qualified trust. Additional capital lease obligations for the three months ending September 30, 2005 were $36. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2004 for our debt service requirements.
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
Related Party Transactions
See Related Party Transactions in Note 8 to our consolidated financial statements included in Item 1, “Financial Statements”. In addition, as described in Note 1, SBC contributed to us the wireless operations and assets in certain Arkansas markets on May 1, 2005.

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Recent Accounting Pronouncements
See the section, New Accounting Standard in Note 1, “Summary of Significant Accounting Policies” in Item 1, “Financial Statements”.
Off-Balance Sheet Arrangements
As of September 30, 2005, we had no material off-balance sheet arrangements.

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
At September 30, 2005, we had outstanding an aggregate of $6,953 in unsecured, subordinated member loans from SBC and BellSouth with a fixed interest rate of 6.0% and a stated maturity of September 30, 2008. In addition, as of September 30, 2005, we had outstanding $11,250 of unsecured senior notes with fixed interest rates ranging from 5.625% to 10.625% and with maturity dates between 2005 and 2031. As of September 30, 2005, we had $250 of fixed-to-floating interest rate swaps related to our five-year unsecured senior notes. A change in interest rates of 100 basis points would change our interest expense as a result of the swaps as of September 30, 2005 by $3 per annum. We also have capital leases outstanding of $1,122 with fixed interest rates ranging from 5.72% to 9.6%.
As of September 30, 2005, we had $20 of floating rate borrowings. A change in interest rates of 100 basis points would change our interest expense on floating rate debt balances as of September 30, 2005 by $0.2 per annum.
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

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 4.	Controls and Procedures — (Continued)
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
In periods following our October 26, 2004 acquisition of AT&T Wireless, our management reporting systems incorrectly reported subscriber activity. As a result, gross subscriber additions, deactivations, net subscriber additions and total subscribers were misstated for the quarters ended December 31, 2004, March 31, 2005 and June 30, 2005. These errors do not indicate a significant deficiency or a material weakness, nor did they have any effect on the financial statements for those periods. We identified these errors during the third quarter of 2005 and have revised our procedures and controls to ensure that our reconciliation of subscriber activity in the management reporting system accurately identifies the different types of activity to be reported.
As of September 30, 2005, management, including our President and Chief Executive Officer and Chief Financial Officer, completed its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President and Chief Executive Officer and our Chief Financial Officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including our President and Chief Executive Officer and

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 4.	Controls and Procedures — (Continued)
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
See Contingencies in Note 10 to our consolidated financial statements included in Item 1, Financial Statements of this Report for information on legal proceedings. Except as noted, there are no material change in the status of our legal proceedings from that described in our Annual Report on Form 10-K for the year ended December 31, 2004.

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
While the below list of cautionary statements is not exhaustive, some factors, in addition to those contained throughout this document, that could affect future operating results, financial position and cash flows and could cause actual results to differ materially from those expressed or implied in the forward-looking statements are:

•	the pervasive and intensifying competition in all markets where we operate;

•	failure to quickly realize capital expense and operational synergies from the acquisition of AT&T Wireless as a result of mechanical, technical, logistical, regulatory and other factors;

•	delays or inability of vendors to deliver hardware, software, handsets or network equipment;

•	problems associated with the transition of our network to higher speed technologies;

•	slow growth of our data services due to a lack of popular applications, terminal equipment, advanced technology and other factors;

•	sluggish economic and employment conditions in the markets we serve;

•	the final outcome of FCC proceedings, including rulemakings and judicial review, if any, of such proceedings;

•	enactment of additional state and federal laws, regulations and requirements pertaining to our operations;

•	the outcome of pending or threatened complaints and litigation; and

•	additional risks and uncertainties not presently known to us or that we currently deem immaterial.

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
Date: November 3, 2005

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