Form 10-K
period 2005-12-31
CINGULAR WIRELESS LLC
filed 2006-02-24
CIK 1130452

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number 001-31673

Cingular Wireless LLC
Formed under the laws of the State of Delaware
I.R.S. Employer Identification Number 74-2955068
5565 Glenridge Connector, Atlanta, Georgia 30342
Telephone Number: (404) 236-6000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

5.625% Senior Notes Due 2006	New York Stock Exchange
6.50% Senior Notes Due 2011	New York Stock Exchange
7.125% Senior Notes Due 2031	New York Stock Exchange
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated files” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)     Yes ☐          No ☑
The limited liability company ownership interests of the registrant are not publicly traded. Therefore, there is no aggregate market value for the registrant’s outstanding equity that is readily determinable.

CINGULAR WIRELESS LLC

PART I

Item 1.	Business
Overview
Throughout this document, Cingular Wireless LLC and its subsidiaries are referred to as “Cingular” or “we”.
We provide a wide array of wireless services for individual, business and governmental users. We are the largest provider of wireless voice and data communications services in the United States (U.S.) in terms of subscribers and revenues. We recently reported:

•	U.S. wireless cellular service and personal communication services (PCS) subscribers totaling 54.1 million at December 31, 2005;

•	over 24 million active users of our data services at December 31, 2005;

•	revenues of $34.4 billion in 2005; and

•	net income of $333 million in 2005.
We have access to licenses, either through owned or leased licenses or licenses owned by joint ventures and affiliates, to provide cellular or PCS wireless communications services covering an aggregate of 294 million in population (POPs) or approximately 99% of the U.S. population, including all of the 100 largest U.S. metropolitan areas. We supplement our own networks with roaming agreements that allow our subscribers to use other providers’ wireless services in regions where we do not have network coverage. We refer to the area covered by our network “footprint” and roaming agreements as our coverage area. Through roaming agreements with foreign carriers, we provide our subscribers equipped with multi-band devices and the largest global coverage of any U.S. wireless carrier, with service available in over 180 countries. We also offer multi-band devices and accessories that allow our subscribers to access networks using both the cellular and PCS frequencies across the U.S., as well as international networks around the world.
Our primary digital networks utilize Global System for Mobile Communication (GSM) technology and Time Division Multiple Access (TDMA) technology. As of December 31, 2005, 86% of our subscriber base was GSM-equipped and 95% of our total minutes were carried on our GSM network. We also provide voice service on our analog network, as mandated by the Federal Communications Commission (FCC).
We plan to continue to expand our service and coverage area and increase the capacity and quality of our digital network through new network construction, acquisitions, joint ventures, and roaming arrangements with other wireless providers.
In October 2004, we completed the acquisition of AT&T Wireless Services, Inc. (AT&T Wireless) for an aggregate consideration of approximately $41 billion in cash. Immediately following the acquisition of AT&T Wireless, we repositioned the Cingular brand with RAISING THE BARsm. Under that umbrella we also branded our network as the ALLOVERsm network, utilizing the slogan MORE BARS IN MORE PLACESsm. Along with completing the integration of AT&T Wireless, our primary business initiatives for 2006 include the development of the Business Markets Group, expansion of our voice and data networks and the continuing deployment of high-speed Universal Mobile Telephone System (UMTS) third-generation (3G) service throughout the majority of the largest U.S. metropolitan markets where it has not yet been deployed.
Code of Ethics
We have adopted a written code of conduct applicable to all directors, officers and employees. In addition, we have a separate Code of Ethics that is applicable to our principal executive, financial and accounting

CINGULAR WIRELESS LLC

PART I

Item 1.	Business
officers, or our “Senior Financial Officers”, responsive to Section 406 of the Sarbanes-Oxley Act of 2002 and the rules of the U.S. Securities and Exchange Commission (SEC). The Senior Financial Officer Code of Ethics is available on our website. In the event that we make any substantive changes in, or provide any material waivers from, the provisions of this Code of Ethics, we intend to disclose such events on our website.
Contact Information
Cingular Wireless LLC is a Delaware limited liability company and has its principal executive offices at Glenridge Highlands Two, 5565 Glenridge Connector, Atlanta, Georgia 30342 (telephone number 404-236-6000). Our Internet website is http://www.cingular.com. (This web site address is an inactive textual reference included for information only and is not intended to be an active link or to incorporate any web site information into this document.) We make available, free of charge, through our website our annual report to the SEC on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such reports are electronically filed with the SEC.
Organizational Structure

Management and Governance
We were formed in April 2000 by SBC Communications Inc. (SBC) and BellSouth Corporation (BellSouth), whose membership interests in us are held by their wholly owned subsidiaries. (SBC acquired AT&T Corp. on November 18, 2005 and changed the name of the surviving entity to AT&T Inc. When used herein, “AT&T” will refer to the surviving entity and, prior to November 18, 2005, to SBC. AT&T Corp. will be referred to as “Old AT&T” prior to November 18, 2005.) In October 2000, SBC and BellSouth contributed substantially all of their U.S. wireless businesses to us in exchange for economic ownership interests in us of approximately 60% and 40%, respectively. We began doing business under the “Cingular” brand name in January 2001.
AT&T and BellSouth jointly control Cingular Wireless Corporation, a holding company with no material assets of its own other than a de minimis economic interest in us. Its main purpose is to act as our manager and thereby control our management and operations. We refer to Cingular Wireless Corporation as our “Manager”. Our officers are appointed by its board of directors.
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
Data Services. Wireless data continues to be a growing area of our business, with its revenue representing an increasing share of our overall subscriber revenue. Data services revenues comprised approximately 9% of our wireless service revenues in 2005, compared to 5% for 2004 and 3% for 2003. We are experiencing solid growth from both consumer and enterprise wireless data solutions. We are continuing to upgrade our network and coordinate with equipment manufacturers and applications developers in order to further

CINGULAR WIRELESS LLC

PART I

Item 1.	Business
capitalize on the continued growth in the demand for wireless data services. We believe we are the largest provider of wireless data in the U.S. wireless industry based on annual data revenues for 2005.

Consumer Services
Postpaid Voice Service. Consumer postpaid voice service is generally offered on a contract basis for one or two year periods. Under the terms of these contracts, service is billed and provided on a monthly basis according to the applicable rate plan chosen. Our wireless services include basic local wireless communications service, long distance service and roaming services. Roaming services enable our subscribers to utilize other carriers’ networks when they are “roaming” outside our network footprint. We also charge fees to other carriers for providing roaming services to their customers when their customers utilize our network. We had approximately 46.3 million postpaid subscribers (excluding reseller subscribers) at December 31, 2005. In addition to basic wireless voice telephony services, we offer enhanced features with many of our pricing plans. These features include caller ID, call waiting, call forwarding, three-way calling, no answer/busy transfer and voice mail. In addition, many of our postpaid plans include unlimited mobile-to-mobile and unlimited off-peak hour calling. In most markets, we also make available additional services for a monthly fee, such as a Push-to-Talk voice service, discounted international roaming and international long distance, expanded off-peak hours, roadside assistance and handset insurance. Special handsets are required for Push-to-Talk and international roaming services.
Our primary marketing emphasis is on enrolling subscribers in postpaid service calling plans. Despite the relatively higher cost of enrollment due to handset subsidies and sales commission structure, such subscribers generate higher revenue and have a lower churn rate than prepaid service subscribers. Accordingly, a significant component of our strategy consists of developing value-added plan features, ancillary services, unique equipment devices and promotions to attract and retain postpaid subscribers. In 2005, we continued to focus on simplifying and enhancing our national and international calling plans. We emphasize national calling plans without roaming or long distance charges due to the simplicity and value of the plans and expanded mobile-to-mobile coverage areas to include non-Cingular network areas in the calling plan area to take advantage of Cingular’s large calling community. Thus, as our coverage and that of our GSM roaming partners expands, so does the calling area of our subscribers, which further enhances our brand messages RAISING THE BARsm, the ALLOVERsm network and MORE BARS IN MORE PLACESsm. Our FAMILYTALK®* plans, which add lines at substantial discounts to normal postpaid account prices, continue to be popular and to contribute a significant portion of our postpaid subscriber growth. The ROLLOVER® rate plans, which allow our subscribers to carry over any unused “anytime” minutes from month-to-month for up to one year, continue to be offered exclusively by Cingular. We enhanced our international GSM voice roaming coverage to over 180 countries for subscribers with compatible devices. Additionally in 2005, we introduced a new international services feature package providing discounted voice roaming to Western Europe and discounted international long distance dialing from the U.S.
Prepaid Voice Service. We offer prepaid service to meet the demands of distinct consumer segments, such as the youth market, families and small business customers, who prefer to control usage or pay in advance. Our prepaid services are marketed as GoPhone® branded services with payment options including “Pay As You Go” and “Pick Your Plan”. GoPhone® Pick Your Plan allows predefined monthly minute replenishment to occur automatically with pre-authorized charges against a customer’s credit card, debit card or checking account. Our GoPhone® Pay As You Go is more of the traditional prepaid service where prepaid minutes can be purchased online, through the wireless device or through the purchase of prepaid

* FAMILYTALK® is a registered service mark of Delaware Valley Cellular Corporation.

CINGULAR WIRELESS LLC

PART I

Item 1.	Business
cards. As of December 31, 2005, retail prepaid users represented approximately 6% of our total subscribers. We believe our prepaid service offering benefits from being part of a national brand, particularly with regard to distribution. Our prepaid strategy focuses on increasing the profitability of these prepaid subscribers through offering a wider array of services and features to increase revenue and retention of these subscribers. Our prepaid services offer subscribers many features available on our postpaid plans, including unlimited nights and weekends, long distance, caller ID, call waiting, voicemail and roaming, as well as enhanced features like text messaging, downloadable graphics and ringtones, games and information alerts. At the same time, the subscriber retains the benefits of no credit check and enhanced ability to control spending, and our GoPhone® subscribers also have no contract or monthly billing. In addition, we continue to focus on increasing the distribution of our prepaid offering to include the Internet, automated replenishment services and strategic retail partners that allow our prepaid service to be truly a product of convenience.
Consistent with the industry, we experience higher subscriber churn rates and lower revenue per subscriber with prepaid subscribers than our postpaid subscribers; however, these impacts are somewhat offset by the higher revenue per minute earned, the absence of significant payment defaults and a lower cost of acquiring new prepaid subscribers, including lower handset subsidies.
Data Services. We offer a wide array of consumer data services, such as wireless Internet browsing, wireless email, text messaging, instant messaging, multi-media messaging and the ability to download content and applications. We continue to focus on improving the customer experience through deploying advanced data capable devices, enhancing the user interface on these devices and making the provisioning of data services on these devices as seamless as possible. To foster the continued growth in the consumer data business, we continue to upgrade the tools and applications that facilitate greater usage.
We significantly upgraded our MEdia Nettm service, dramatically simplifying the way customers access the wireless Internet on their mobile phones. With just one or two clicks on the phone’s keypad, customers can gain access to news and entertainment headlines, sports scores, financial quotes, local weather and more. On select phones, a live ticker feature constantly scrolls headline content across the handset idle screen. In December 2005, we announced the launch of Cingular Videotm, an on-demand streaming video service that delivers fast, personalized access to high-quality video clips on high-speed capable phones. Cingular also announced a partnership with HBO to produce exclusive mobile content. The deployment of next generation devices, the improved customer browsing and download experience and the expanded variety of content and applications are expected to contribute to continued revenue growth.
Text messaging remains a core contributor to our overall consumer data revenue stream. Messaging growth is extending into new areas, as our base of subscribers is steadily adopting enhanced messaging services such as instant messaging and picture messaging. Simple pricing and the ongoing deployment of advanced data devices, with easy-to-use digital camera technology and instant messaging services through AOL, Yahoo! and MSN, have helped drive this growth. In addition to text messaging, wireless email access is adding to revenue growth. Cingular has launched a java application that allows subscribers to conveniently access email from Yahoo!, Microsoft or AOL on their wireless handset. This program comes pre-installed on many new phones that we sell and is also available to download onto certain handsets.
In December 2005, Cingular introduced its 3G network in 16 markets across the U.S., branded as “BroadbandConnect” to business subscribers. This network technology is UMTS/ HSDPA (Universal Mobile Telephone System/ High Speed Downlink Packet Access) and provides average mobile data connection speeds from 400 to 700 kilobits per second (Kbps) on the downlink and bursts to more than three megabit per second. The first 3G product, “LaptopConnect” combines a laptop modem card, Cingular’s Communication Manager software and a Data Connect plan for use on laptops. Customers can

CINGULAR WIRELESS LLC

PART I

Item 1.	Business
use their laptops to access the Internet or email, download large files and attachments and run corporate business applications at broadband speeds in areas covered by BroadbandConnect. Where UMTS/ HSDPA is not available, the laptop modem card will seamlessly fall back to our EDGE (Enhanced Data Rates for Global Evolution) and GPRS (General Packet Radio Service) networks but at lower speeds. We will continue to deploy 3G service throughout the majority of the largest U.S. metropolitan markets in 2006.
Equipment Sales. We sell a wide variety of handsets and personal computer wireless data cards manufactured by various suppliers for use with our voice and data services. We also sell accessories, such as carrying cases, hands-free devices, batteries, battery chargers and other items, to consumers, as well as to agents and other third-party distributors for resale. We provide postpaid contract subscribers substantial equipment subsidies to initiate or upgrade service.

Enterprise Services
Corporate Wireless Solutions. At the core of our business-to-business (B2B) activities is the Business Markets Group (BMG) which is a completely separate, nationally focused B2B organization that gives business subscribers access to sales and support professionals in the areas of sales, customer care, ordering, product and offer development and solutions deployment. BMG remains focused on these specialized needs.
We provide a comprehensive set of corporate wireless management services and solutions to a large roster of business subscribers, including 95% of the Fortune 100 and more than 80% of the Fortune 500 companies, as well as well over 1,200 federal, state and local government agencies. These solutions are designed to meet the needs of small-to-mid-size businesses, large corporations and government agencies, and provide business-specific rate plans, volume and equipment discounts and wireless management tools for ordering, activation, support, billing and reporting. We also offer a program that allows an enterprise’s eligible employees to set up their own wireless services. Their usage then applies towards a corporation’s discounted volume.
Enterprise Voice Service. Our business subscribers can take advantage of consumer postpaid voice plans, as well as a number of business-specific devices and features, and pooled and flat rate plans. We were the industry pioneer in offering pooled rate plans that allow enterprises to share minutes and megabytes across their employee base to optimize total cost of ownership. In 2005, we introduced two innovative voice solutions to our business subscriber base — GSM-voice based virtual private network service and push-to-talk service with unique and differentiated features for enterprise users. We are also working on a portfolio of converged wireless/wireline solutions in collaboration with our parent companies, AT&T and BellSouth.
Enterprise Data Services. We provide wireless data access to corporate business applications for our subscribers who have mobile field personnel. Our wireless solutions allow sales managers to access corporate email when away from the office and technicians to solve problems and access corporate databases from the field. To deliver these services, we offer a wide range of wireless data devices for business needs. We support all major operating system platforms — BlackBerry®, Windows Mobile®, Palm® and Symbian® and a wide range of devices — data-enabled handsets, integrated personal digital assistants (PDAs) (such as BlackBerry handhelds), personal computer data cards and special purpose devices.* In 2005, we transitioned our business devices portfolio to EDGE and introduced BroadbandConnect-enabled PC cards, taking advantage of our new 3G network. In addition, Sony began offering in spring 2005 its VAIO®* TX Series notebook PCs with our EDGE high-speed wireless data technology

* Trademarks used herein are marks of their respective owners.

CINGULAR WIRELESS LLC

PART I

Item 1.	Business
built in, and Dell and Lenovo recently announced that, beginning in 2006, they will begin offering notebook computers with our BroadbandConnect service built in.
We believe we are the industry leader in corporate wireless email and messaging service solutions. These solutions provide wireless access to a wide range of email applications for businesses and individuals who have a need for timely data communications to maintain a competitive advantage or increased personal productivity. We have the largest base of BlackBerry subscribers and the largest share of activations in the world. In fact, in 2005 we became the first wireless carrier in the world to offer the new BlackBerry 8700c handheld, Research In Motion’s first EDGE-enabled device. See “Risk Factors — Factors Relating to Our Business — Our wireless data business could be severely disrupted if we are prohibited from providing service over one of our most popular wireless data devices”. We added a second powerful corporate email solution to our portfolio in 2005 when we began offering the popular GoodLinktm service from Good Technology directly to our business subscriber base. For small businesses and individual mobile professionals looking for a cost-effective, easy to set-up, highly flexible, real-time corporate and/or personal email that supports multiple devices, we offer Cingular Xpress Mail, which can be deployed without purchasing or installing additional hardware or software. We also have sales, marketing and product development alliances with Microsoft and IBM to assist enterprises with wirelessly enabling existing email and messaging infrastructure.
We continue to be a leader in providing wireless data services for a focused set of vertical industries, targeting specific business processes where real-time wireless connectivity creates the most business value. For example, we work with property and casualty insurance carriers in wirelessly enabling claim management business processes; we assist the nation’s food and beverage manufacturers with real-time enablement of direct-store delivery and help wirelessly enable field service for telecommunications, utility and high-tech companies. We also began offering in 2005 the first commercially available solution to provide companies with a diverse and secure high-speed wireless back-up to their wireline data connections. Also in 2005, we continued to significantly expand our comprehensive portfolio of network-compatible special purpose devices, certified software solutions and system integrator alliances. This approach helps increase speed-to-market, reduce implementation risk and drive solid growth in wireless data sales.
Reseller Service. We offer wholesale services to resellers, who purchase wireless services from us for resale to their subscribers. As of December 31, 2005, the number of subscribers served through resellers represented approximately 8% of our total subscribers. Revenues from our reseller subscribers, who most often buy a prepaid service, are lower than are generated by our postpaid contract subscribers; however, subscriber acquisition and servicing costs are significantly lower, resulting in favorable economics from our reseller arrangements.
Equipment Sales. We sell a wide variety of handsets, integrated PDAs and wireless PC card modems manufactured by various suppliers for use with our service. We also provide our subscribers and resellers with subscriber identity modules (SIM) cards that store unique subscriber account information such as the subscriber’s phone number and codes needed to grant subscribers access to the network. When an activated SIM card is inserted into a compatible GSM device, the device is recognized by the network and becomes enabled for service. This technology allows our subscribers to swap devices at their convenience simply by moving the SIM card from one device to another. It also allows subscribers to activate special purpose devices that they can buy directly from equipment manufacturers in addition to those that are available directly from us. We have tested a broad portfolio of these special purpose devices — from rugged PDAs and laptops to fleet management and telemetry solutions — for network compatibility, ensuring a solid functioning foundation for our subscribers to run their applications.

CINGULAR WIRELESS LLC

PART I

Item 1.	Business
Mobitex. In October 2004, we sold Cingular Interactive, L.P. (Cingular Interactive), a data messaging business utilizing the proprietary “Mobitex” packet switched network. We retained Cingular Interactive’s direct email subscribers, as well as several other major accounts. We have continued to offer Mobitex data products pursuant to a reseller agreement with the buyer of the Mobitex network.
Our Network

Licenses
We have access to licenses to provide cellular and PCS wireless services, both voice and data. We provide both analog and digital cellular services over the 850 megahertz (MHz) band and digital PCS services over the 1900 MHz band. We obtained access to spectrum through applications, lotteries, mergers, acquisitions, exchanges, joint ventures, FCC auctions and uncontested application grants of cellular licenses.

Technology
Cellular/ PCS Technology. In the U.S. wireless telecommunications industry, there are two principal frequency bands currently licensed by the FCC for transmitting two-way voice and data signals — the 850 MHz band and the 1900 MHz band. The services provided over these two frequency bands are commonly referred to as cellular and PCS, respectively. PCS infrastructure is characterized by shorter transmission distances and the need for closer spacing of cells and towers than in a cellular network to accommodate the different characteristics of the PCS radio signals. However, PCS service does not differ functionally to the user from digital cellular service. Handsets contain receivers and transmitters that allow the user to seamlessly access both 850 and 1900 MHz networks utilizing the same technology as that of the network infrastructure.
First generation cellular systems operating in the 850 MHz band provided service solely by means of analog transmissions. Digital technology offers substantial advantages over analog service and now constitutes over 99% of our total usage, based on minutes of use. The requirement for cellular systems operating in the 850 MHz band to provide analog services expires on February 18, 2008, unless the FCC extends that date.

2G Cellular/ PCS Technology:
Currently, the four largest U.S. wireless communications providers use the following principal 2nd generation (2G) digital technologies:

•	GSM — used by us and T-Mobile. GSM is a digital wireless technology originally developed by the European operator community and later adopted by operators around the world to become the world’s most dominant wireless technology serving more than one and a half billion users and accounting for 78% of the world’s wireless market. Hardware and software enhancements utilizing GPRS or EDGE technology allow higher speed packet data communications. UMTS is the 3G technology upgrade to GSM that is seamlessly compatible to GSM, GPRS and EDGE. Including UMTS in the GSM category increases its worldwide market share to over 80% of all users.

•	TDMA — used by us in some markets pending subscriber migration to GSM-based technologies. Approximately 3% of the world’s wireless market currently utilize TDMA technology.

•	Code Division Multiple Access (CDMA) — used by Verizon Wireless (Verizon) and Sprint Nextel (Sprint subscribers). CDMA is a technology originally developed by the military but adapted for commercial usage. CDMA subscribers represent approximately 13% of the world’s wireless market.

CINGULAR WIRELESS LLC

PART I

Item 1.	Business

•	integrated Digital Enhanced Network (iDEN®) — used by Sprint Nextel (previously offered to Nextel subscribers) and makes up approximately 1% of the world’s wireless market.
TDMA, iDEN and GSM technologies work by dividing a single radio frequency into multiple time slots so it can support multiple calls. TDMA allows for up to three calls per frequency (30 kilohertz (kHz) of spectrum), iDEN allows up to six, and GSM allows for up to eight (200 kHz of spectrum). CDMA and UMTS technology works by encoding individual conversations all on the same frequency using different codes. This is analogous to being in a room where every pair of speakers is having a conversation but in a different language, and each is able to understand or “decode” only the other person speaking the same language as them. These technologies are not currently compatible or interchangeable with each other and require separate types of wireless phones and network infrastructure.
Prior to 2002, our network consisted of both TDMA (approximately 70%) and GSM (approximately 30%) technologies. In late 2001, we began to overlay GSM/ GPRS throughout our TDMA network and upgrade our data network to EDGE. EDGE, which delivers 2 to 3 times higher data rates than GPRS technology, provides our subscribers with greater connectivity and communications capabilities, including faster speeds for accessing the wireless Internet. The GSM overlay was completed in early 2004 and, at December 31, 2005, more than 86% of our subscriber base was GSM-equipped and 95% of our minutes were being carried by our GSM network.

3G Cellular/ PCS Technology
Although many advances are still underway for enhanced capacity, performance and features in GSM/ GPRS/ EDGE deployed technologies, Cingular is building a network offering 3G technology to support significantly higher data speeds and capacity. UMTS also supports voice, so building this 3G network will obviate the need to separately augment our voice radio capacity and spectrum from our packet data radio capacity and spectrum as both networks grow. When we acquired AT&T Wireless in October 2004, they had deployed UMTS systems in six markets which allowed user average data download speeds between 220-320 Kbps. This provided the capability for a variety of services such as streaming audio, video and simultaneous voice and data applications. Much like our EDGE system, UMTS allows for packet data, enabling “always on” connectivity, which is useful for receiving email when it arrives, versus the need to set aside time for an email download, and allowing billing based on the amount of data transferred, rather than the amount of time a given device is connected.
In January 2005, Cingular field tested an improved version of UMTS called “High Speed Downlink Packet Access” (HSDPA), which we intend to offer in all of our UMTS markets. HSDPA has average mobile data throughput speed in the 400-700 Kbps range and theoretical data speeds of 14 Mbps. Development and deployment of UMTS with HSDPA continued throughout 2005, and in December 2005 Cingular commercially launched these 3G networks in Austin, Baltimore, Boston, Chicago, Dallas, Houston, Las Vegas, Phoenix, Portland, Salt Lake City, San Diego, San Francisco, San Jose, Seattle, Tacoma and Washington DC. This included replacement of the six UMTS systems which had been previously deployed by AT&T Wireless. We plan to deploy UMTS/ HSDPA in most major metropolitan areas by the end of 2006. Verizon and Sprint Nextel are also deploying a 3G cellular/ PCS technology in markets across the United States using an evolution of CDMA technology called 1xEV-DO (evolution, data-optimized or “EV-DO”).

Network Integration
The acquisition of AT&T Wireless provided Cingular with an additional network of cell sites and significantly more spectrum. To reduce costs and improve customer experience, we are in the process of

CINGULAR WIRELESS LLC

PART I

Item 1.	Business
fully integrating the two networks of former Cingular and AT&T Wireless where they had overlapping coverage. In these locations, we are retaining the best cell sites, de-commissioning the others and incorporating the combined spectrum position. We expect that this combined network will have higher average signal strength and greater network depth, thus improving network quality by reducing dropped and blocked calls, and enhancing the transmission quality. In this integration process we also expect to reduce costs by eliminating approximately 7,600 cell sites. Nearly a third of the cell sites in overlap areas were integrated by the end of 2005, and we expect to substantially finalize network integration by the end of 2006.

Spectrum Capacity and Coverage
We own licenses for spectrum in the 850 MHz and 1900 MHz bands. We own or lease cellular or PCS licenses, or otherwise have license access through joint ventures and affiliates in all 100 of the largest U.S. metropolitan areas, covering an aggregate of 294 million POPs, or approximately 99% of the U.S. population. In addition, we have signed numerous roaming agreements to ensure our subscribers can receive wireless service in many areas in the U.S. where we do not have a network footprint.
As shown in the table below, as of December 31, 2005, approximately 99% of the U.S. population was covered by an average spectrum depth owned by us or our affiliates of over 50 MHz.

		Total	Licensed %
	Licensed	Licensed	of Total	Average
MSAs/ RSAs(1)	Markets	POPs	U.S. POPs(2)	Spectrum

Top 10	10	75 million	100%	61 MHz
Top 50	50	148 million	100%	59 MHz
Top 100	100	183 million	100%	58 MHz
Total (734)	705	294 million	99%	52 MHz

(1)	MSA — metropolitan statistical area; RSA — rural service area

(2)	Based on total 2005 estimated U.S. POPs of 297 million
Compared to other wireless carriers in the U.S., Cingular has the greatest average cellular/ PCS spectrum depth, but we expect the demand for our wireless services will grow over the next several years as the demand for both traditional wireless voice services and wireless data, including Internet connectivity, increases. We anticipate needing access to additional spectrum in selected densely populated markets to meet demand for existing services and to provide UMTS/ HSDPA. In order to gain access to additional spectrum, we may participate in future FCC auctions and exchange spectrum with, and lease or purchase spectrum licenses from, other wireless carriers. We may also obtain additional spectrum capacity through mergers and acquisitions, joint ventures and alliances. Further, we expect to receive on January 1, 2007 10 MHz of New York spectrum in connection with the dissolution of the joint venture with T-Mobile as described in “Acquisitions, Dispositions, Joint Ventures and Spectrum Exchanges — Termination of GSM Facilities, LLC (GSMF) Network Infrastructure Joint Venture” below.
Acquisitions, Dispositions, Joint Ventures and Spectrum Exchanges

Integration of AT&T Wireless
In October 2004, we acquired AT&T Wireless, which served nearly 22 million subscribers as of the acquisition date. AT&T Wireless also held equity interests in U.S. and international communications ventures, corporations and partnerships. The acquisition created the largest wireless communications company in the U.S. in terms of number of both subscribers and revenues.

CINGULAR WIRELESS LLC

PART I

Item 1.	Business
The acquisition was advantageous to us for a number of reasons:

•	AT&T Wireless supplemented our licensed spectrum and network footprints by covering areas where Cingular did not have licenses or network infrastructure;

•	AT&T Wireless added depth to our licensed spectrum position in existing markets, thus enhancing our ability to offer future high-speed data services and reduce capital expenditures;

•	AT&T Wireless’ subscriber base, which had a stronger business subscriber component than ours, added a complementary subscriber mix to our subscriber base;

•	AT&T Wireless’ average revenue per user (ARPU) had historically been higher than the ARPU of our subscribers;

•	AT&T Wireless gave us added size and scale to compete more effectively in the industry and to procure more significant cost economies from vendors; and

•	the acquisition reduced our incollect roaming costs because of the broader post-acquisition footprint.

Termination of GSM Facilities, LLC (GSMF) Network Infrastructure Joint Venture
In 2001, we and T-Mobile formed our GSMF joint venture to share infrastructure covering the metropolitan New York market known as the New York Basic Trading Area (BTA) and most of California and parts of Nevada known as the Los Angeles and San Francisco Major Trading Areas (MTAs). With the acquisition of AT&T Wireless and the substantial spectrum and infrastructure covering those BTAs and MTAs, our GSMF venture became unnecessary as a long-term solution to serving those areas. Consequently, in January 2005, we and T-Mobile dissolved GSMF. As part of the dissolution, we sold to T-Mobile our ownership of the California/ Nevada MTA network assets. We retained the right to utilize those networks during a four-year transition period and committed to purchase a minimum number of minutes over this term with a purchase commitment value of $1.2 billion. Our remaining purchase commitment was approximately $520 million at December 31, 2005. We and T-Mobile retained all of our respective subscribers in each market. Additionally, we sold 10 MHz of spectrum to T-Mobile in each of the San Francisco, Sacramento and Las Vegas BTAs as part of the dissolution.
As part of the original joint venture agreement, we and T-Mobile were each to receive 50% of the spectrum used in the operation of the joint venture following its dissolution. Spectrum licenses were not contributed to the joint venture upon its formation in 2001, but rather were subject to a separate agreement governing their use. In connection with the dissolution, we and T-Mobile are contractually required to exchange certain spectrum licenses and we expect the spectrum licenses to be exchanged on January 1, 2007. We will receive 10 MHz of spectrum in the New York BTA and 2.5 MHz of spectrum in the Las Vegas, Nevada BTA, and T-Mobile will receive 5 MHz of spectrum in each of nine BTAs in California, the largest of which is San Diego. T-Mobile also has the option to purchase an additional 10 MHz of spectrum in the Los Angeles and San Diego BTAs commencing January 2007.

Exchange of Properties with Triton
AT&T Wireless had an interest in Triton PCS Holdings, Inc. (Triton), which owned wireless properties in Virginia. After we acquired AT&T Wireless, we swapped AT&T Wireless’ properties in North Carolina, Puerto Rico and the U.S. Virgin Islands for Triton’s Virginia properties. Upon completion of that transaction, our network footprint included all of the 100 largest markets in the U.S.

CINGULAR WIRELESS LLC

PART I

Item 1.	Business

Investment in Cincinnati Bell Wireless
AT&T Wireless also had an interest in Cincinnati Bell Wireless, LLC (CBW). Pursuant to an agreement negotiated in connection with the AT&T Wireless acquisition, we have disposed of our interest in CBW as of February 2006.

Edge Mobile Wireless, LLC
In November 2004, Cingular and Edge Mobile Wireless, LLC formed Edge Mobile, LLC (Edge) to bid as an “entrepreneur” for certain 1900 MHz band PCS licenses auctioned by the FCC. In February 2005, Edge had submitted the highest bid for, and was subsequently awarded, 21 licenses.

Contribution of Arkansas Assets and Operations
In May 2005, AT&T contributed to us the wireless operations and assets in certain Arkansas markets that it had withheld at the time of our formation in 2000.

Sale of Mobitex Data Business
We previously offered mobile data services over the proprietary “Mobitex” packet switched network. With the development of our wireless data business over our GSM/ GPRS networks and the impending construction of a 3G network upgrade, we sold our Mobitex business in the fourth quarter of 2004.

Sale of Bermuda and Caribbean Operations and Licenses
In June 2005, we signed an agreement to sell former AT&T Wireless operations and licenses in Bermuda and certain Caribbean markets. As of December 31, 2005, a majority of the transaction had closed. The remainder of the transaction is expected to close upon governmental and regulatory approvals in the respective markets.

Sale of Eurotel Bratislava a.s. (Bratislava) Investment
Also in connection with the acquisition of AT&T Wireless, we acquired an interest in a wireless business in Bratislava. We sold this interest in the fourth quarter of 2004.

IDEA Cellular Ltd.
In September 2005, we sold our 32.9% interest in IDEA Cellular Ltd. (IDEA), a cellular telecommunications company in India the interest in which we acquired in the AT&T Wireless acquisition.

Domestic Divestitures
We have completed a series of transactions disposing of domestic wireless assets required to be divested by the FCC and the U.S. Department of Justice (DOJ) in connection with our acquisition of AT&T Wireless. We also sold to Alltel, 20 MHz of spectrum and network assets formerly held by AT&T Wireless in Wichita, Kansas, which we were not required to divest. These divested assets did not have a material impact on our ability to provide services in these markets.

CINGULAR WIRELESS LLC

PART I

Item 1.	Business
Competition
There is substantial and increasing competition in all aspects of the wireless communications industry. We expect this to continue as consolidation in the industry continues. We compete for customers based principally on our reputation, network quality, customer service, price and service offerings.
Our competitors are principally the other national providers of cellular, PCS and other wireless communications services — Verizon, Sprint Nextel and T-Mobile, which together with us serve over 90% of the U.S. wireless market. Our competitors also include regional carriers, such as Alltel and U.S. Cellular, niche carriers, such as MetroPCS and Cricket Communications Inc., and resellers. Some of the indirect retailers who sell our services also sell our competitors’ services. We rank first among the four national carriers in terms of both number of subscribers and revenues. Verizon ranks second in terms of number of subscribers and revenues for 2005.
Regulatory policies favor robust competition in wireless markets. Wireless Local Number Portability (WLNP), which was implemented by the FCC late in 2003, has also increased the level of competition in the industry. WLNP allows subscribers to switch carriers without having to change their telephone numbers.
Consolidation, alliances and business ventures increase competition. Consolidation and the formation of alliances and business ventures within the wireless communications industry have occurred and we expect that this trend will continue. Consolidation may create larger, better-capitalized competitors with substantial financial, technical, marketing, distribution and other resources to compete with our product and service offerings. In addition, global combinations of wireless carriers such as the joint venture between Sprint PCS and Virgin Group Ltd., Verizon, which is a joint venture between Verizon Communications and Vodafone Group Plc, T-Mobile USA, which is the U.S. arm of a global portfolio of T-Mobile companies, and mergers and acquisitions, such as the mergers of Sprint Corporation and Nextel, and Alltel and Western Wireless Corporation may give some domestic competitors better access to international technologies, marketing expertise and strategies and diversified sources of capital. Other large, national wireless carriers have affiliations with a number of smaller, regional wireless carriers that offer wireless services under the same national brand, thereby expanding the national carrier’s perceived national scope.
The traditional wireless industry continues to evolve. Mobile Virtual Network Operators, or MVNOs, which historically offered low cost prepaid services, are currently launching postpaid offerings, which will introduce additional competition in this area. We also anticipate increased competitive pressures from the landline companies, cable television operators Wi-FI and voice over Internet service providers.
Our ability to compete successfully will depend, in part, on the quality of our network, customer service and sales and distribution channels, as well as our marketing efforts and our ability to anticipate and respond to various competitive factors affecting the industry. These factors include the introduction of new services and technologies, changes in consumer preferences, demographic trends, economic conditions, pricing strategies of competitors and our ability to take advantage of our relationship with AT&T and BellSouth. As a result of competition, we have in the past and may in the future be required to:

•	increase our spending to retain subscribers;

•	restructure our service packages to include more compelling products and services;

•	upgrade further our network infrastructure and the handsets we offer; and

•	increase our advertising, promotional spending, commissions and other subscriber acquisition costs.

CINGULAR WIRELESS LLC

PART I

Item 1.	Business
Verizon and Sprint Nextel are deploying 3G data-only network technology using the standard known as EV-DO. Verizon’s 3G network is reported to cover more than 150 million POPs at the end of 2005; Sprint Nextel’s 3G service was reported to cover approximately 130 million POPs at the end of 2005; and T-Mobile has not yet announced a 3G deployment schedule beyond EDGE. We believe that we are well-positioned to offer competitive 3G services and that our UMTS/ HSDPA technology is superior to EV-DO in terms of peak speed and applicability to voice as well as data telephony. Our investment in UMTS/ HSDPA, which can be used for both circuit switched voice as well as high speed packet data, gives us superior flexibility to utilize this for both voice and data growth.
See “Factors Relating to Our Business — Substantial competition in all aspects of our business could continue to cause reduced pricing and have adverse effects on our profit margins”.
Business Strategies
We intend to be the pre-eminent wireless communication company in the U.S. Our business strategies to achieve that goal are to:

•	Build the Best Network. We believe that one of the most significant factors that customers consider when making decisions on wireless service is network quality. To that end, we plan to continually improve and expand our network. We are in the process of completing the integration of the Cingular and AT&T Wireless networks under a plan that is designed to achieve network quality and coverage performance to exceed that of either of the former networks. We will accelerate the build out of the network to improve coverage in suburban and neighborhood areas and strengthen the in-building penetration in urban areas. We will significantly expand the capacity and coverage of our network in California and Nevada in order to facilitate the transition to our network of subscribers that continue to be served by the network assets that we sold to T-Mobile, as well as to accommodate future growth in those markets. In concert with the network integration work, we will deploy UMTS/ HSDPA in major markets across the country. This technology will increase the capacity of our network to carry voice traffic and provide data speeds that exceed those of the commercial offerings provided by other competitive carriers today and will allow us to offer a host of new broadband data applications. We will also work with our rural roaming partners to improve and expand coverage outside of our footprint and assist them in providing consistent products and services to our subscribers that roam onto their networks.

•	Deliver Exceptional Customer Service. Another key focus area for us is delivering best-in-class customer care. We are implementing policies and procedures at every point of contact with our subscribers to improve the customer experience. We are deploying customer management and call routing technologies in our call centers to improve the accessibility and efficiency of our customer care representatives. We are equipping our customers with self-service tools to be able to access account information directly via their handsets, the Internet or integrated voice response systems. We continue to develop and implement initiatives that make it easier for customers to order or change products or features, upgrade or repair handsets and inquire about or pay their bills. Our acquisition of AT&T Wireless has given us not only the ability to choose and implement the best practices of the two constituent companies but also the challenge of efficiently integrating and rationalizing the facilities and systems used by the companies in providing customer care. One of the major contacts with customers is through the billing process. A significant task in integrating AT&T Wireless’ operations into ours is integrating and streamlining the billing systems, which we anticipate will be substantially complete by the end of 2006. These efforts will produce substantial operational efficiencies for us. We believe that by offering an exceptional customer experience to our customers, they will choose to remain with us and be instrumental in attracting new customers.

CINGULAR WIRELESS LLC

PART I

Item 1.	Business

•	Create an Unmatched Distribution Network. The acquisition of AT&T Wireless has resulted in a significant increase in our number of distribution points. In 2005, we made significant progress in rationalizing our distribution points. We will continue to rationalize both our direct and indirect distribution channels in 2006 and beyond. During this integration process, we will seek to create an optimized mix of direct and indirect sales channels that will balance the cost of subscriber acquisition with the ability to be in high traffic locations that drive higher sales volumes. Furthermore, we will expand sales locations opportunistically in areas that have higher growth prospects and scale back underperforming distribution in heavily penetrated areas. We will continue to drive our distribution capabilities deeper into emerging channels like our e-store and tele-sales operations. Our goal is to be a world class retailer and to meet our customers where they want to shop. By creating an unmatched distribution network, we believe that we will be able to attract an increasing number of new consumer and business subscribers.

•	Offer Compelling Products and Services. We believe that it is increasingly important to create products and services that are attractive to customers across a broad spectrum of market segments. This includes developing compelling devices and features, as well as pricing plans, that are differentiated from our competitors. We will continue to pursue collaborative relationships with our handset vendors to develop and market devices that are equipped with the latest technology and functionality that consumers demand. A selection of these devices will be offered on an exclusive basis. Additionally, we will continue to improve and expand the information, ringtones, games and other content that our customers can access via their handsets. We will continue to offer pricing plans that offer a compelling value to consumers. Our ROLLOVER® rate plan feature is an example of how we provide a compelling value to customers by allowing them to keep their unused minutes for up to one year. Additionally, we will continue to develop products and services designed to appeal specifically to certain market segments like pre-paid hybrid plans, international calling plans, push-to-talk service and handsets and integrated business products with our parent companies.

•	Drive Financial Results by Quickly and Efficiently Integrating AT&T Wireless into Cingular. We will continue to improve our financial performance by progressing with the integration of AT&T Wireless’ business and operations into ours. We expect to achieve significant cost savings by eliminating redundant resources and facilities and more effectively and efficiently utilizing the best business practices of both companies to drive subscriber growth and revenues. We believe that there are opportunities to achieve additional revenue and cost synergies and continued subscriber growth and reduced churn through successful and timely integration efforts.
Marketing
Our marketing strategy is focused on promoting the Cingular brand. Key marketing communication messages will also articulate and build on our business strategies of building the best network, delivering great customer service, creating an unmatched sales and distribution network and offering compelling products and services. Additionally, we will communicate and employ, through cross-marketing, the strengths of our parents, AT&T and BellSouth.
Our advertising utilizes multiple media forms, including television, radio, newspaper, outdoor, Internet and point of sale. Advertising objectives include:

•	Increasing new subscriber growth by attracting prospective subscribers to our sales channel best suited to the subscribers’ needs;

•	Aiding subscriber retention by reinforcing the value of an existing relationship with Cingular;

CINGULAR WIRELESS LLC

PART I

Item 1.	Business

•	Increasing existing subscriber usage of additional services (cross-sell/up-sell opportunities) and added-value features; and

•	Encouraging new and existing subscribers to combine (bundle) our wireless services with AT&T’s and BellSouth’s wireline, Internet and video services.
Immediately following the acquisition of AT&T Wireless we repositioned the brand with RAISING THE BARsm. Under that umbrella, we also branded our network — the largest digital voice and data network in America — as the ALLOVERSM network, utilizing the slogan MORE BARS IN MORE PLACESsm. Both elements dramatize our network and provide a compelling reason for potential customers — including competitors’ customers — to choose Cingular as their wireless provider. Our research indicates that key brand attributes and perceptions have been positively affected by the communication. We will continue to take advantage of our brand identity by presenting more compelling and market specific reasons to choose Cingular.
Our marketing strategy is to primarily sell our national voice services through our Cingular Nation® rate plans, while still providing regional plans for customers who prefer them. The plans differ in terms of the geographic areas that are included as the local calling areas, with Nation plans offering unlimited free roaming and long-distance, as well as unlimited mobile-to-mobile calling among our 54.1 million subscribers. We offer FAMILYTALK® shared minute plans, allowing subscribers to share their minutes while taking advantage of the size of our subscriber base with free calling to all Cingular subscribers. The costs and terms of each plan depend on the subscriber’s location and the plan selected. We also provide targeted plans for specific customer segments, such as prepaid service, marketed under the GOPHONE® brand. A host of plans targeted to various segments of the business-to-business market are also available.
Our marketing plans also address the growing communications needs of our existing subscribers, thereby increasing subscriber retention. We target specific customer segments with tailored services and offer them a range of high-quality handsets and enhanced features, including wireless data services, additional wireless phones, accessories and new products. We also offer the convenience of many added-value features, such as our *BAL# and *MIN# codes, which allow subscribers to check their balances and minutes used without having to call customer service. Many new handsets are also being provisioned with this service built in to the phone.
Data services are becoming an increased focus of our business. Instant messaging through AOL and Yahoo!, Internet access, text messaging/short messaging services, picture and video messaging and gaming are all now integral parts of the wireless industry. We are focused on this category as a high-growth area with competitive and fair rates to support customer needs. In addition, graphics, MP3/ Supertones and polyphonic ringtones continue to show strong growth, as customers look to customize their wireless devices. We serve business subscribers with a robust line-up of business data services from corporate messaging to customized wireless application access. We market our business data offerings to larger organizations, as well as small and medium-sized businesses.
Sales & Distribution
Our sales and distribution strategy seeks to tailor the mix of direct, indirect and resale distribution channels to match customer shopping preferences to increase subscriber growth and satisfaction while reducing subscriber acquisition and retention costs. As of December 31, 2005, we had nearly 260,000 distribution “points of presence”. These include approximately 2,100 company-owned stores and kiosks, over 10,000 authorized agent locations, more than 4,100 national retail points of presence and over 241,000 national retail prepaid locations. In addition, we have access to the distribution channels of AT&T and BellSouth as both sales channels and bundlers of our wireless services with their wireline product offerings.

CINGULAR WIRELESS LLC

PART I

Item 1.	Business
AT&T’s Total Connectionssm and BellSouth Answerssm product offerings combine local phone service and features, long distance, Internet access and Cingular Wireless services, with the customer receiving one consolidated bill. In addition to these traditional channels, we will continue to utilize and expand other channels, such as the Internet and telemarketing. Not included in the 260,000 national retail points of presence are approximately 5,000 RadioShack stores. In 2005, Cingular signed a ten-year nationwide contract for RadioShack to sell Cingular products and services commencing on January 1, 2006.
Customer Care and Satisfaction
The cost of adding new subscribers is one of the most significant cost elements in the wireless industry. Therefore, satisfying and retaining existing subscribers are critical to reducing churn and improving the financial performance of wireless operators. The goal of our customer care, retention and satisfaction programs is to ensure customer convenience and ease of use and to cultivate long-term relationships with our customers. We offer our customers a full range of options for making requests and inquiries to maximize convenience. We also offer customer care during extended business hours and emergency service after business hours, as well as a number of other services designed to enhance our relationship with our customers.
In 2006, we will continue to pursue opportunities to enhance customer satisfaction. Our key initiatives include continued expansion of our knowledge base tools, improved call routing initiatives and deployment of a contact management tool. We use a combination of internal and outsourced staffing for customer care and will transition onto a common customer care platform over time.
Environmental Matters
We are subject to various federal, state and local environmental protection and health and safety laws and regulations, and we incur costs to comply with those laws. Environmental laws hold current or previous owners or operators of businesses and real property potentially liable for contamination on that property, even if they did not know of and were not responsible for the contamination. Environmental laws may also impose liability on any person who disposes or arranges for the disposal of hazardous substances for contamination at the disposal site, regardless of whether the disposal site is owned or operated by such person. Although we do not currently anticipate that the costs of complying with environmental laws, including costs for remediating contaminated properties, if any, will be material, we cannot ensure that we will not incur material costs or liabilities in the future due to the discovery of new facts or conditions, the occurrence of new releases of hazardous materials or a change in environmental laws.
Employees
As of December 31, 2005, we had approximately 64,000 employees. Approximately 35,000 of our employees are represented by the Communications Workers of America (CWA), with contracts expiring on various dates between March 2006 and February 2009. The contract that expires in March 2006 covers approximately 9,700 employees performing work in various functions such as Customer Care, Sales, and Network Operations. All of the contracts contain a no-strike clause. In most areas of the country and with many job titles, we are required contractually to maintain a position of neutrality and allow card check balloting with respect to unionization and support the determination of the majority of our employees. In those areas where our employees are unionized, we have in place contracts that we believe provide us with the flexibility to run our business in an increasingly competitive environment. We consider our relationship with our employees and the CWA to be good.

CINGULAR WIRELESS LLC

PART I

Item 1.	Business
Intellectual Property
We own the rights to the “Cingular®” brand name. We rely on a combination of copyright, patent, trademark, trade secret and other intellectual property rights, together with confidentiality and/or license agreements with our employees, customers and others to protect our proprietary rights. Our trademarks cover our brand name and icon and names of our service and product offerings and have a duration of 10 years with renewal provisions. We also license trademarks for various products and services from either AT&T or BellSouth for varying terms. For more information on licenses granted by our member companies to us and licenses we grant to them, see Item 13, “Certain Relationships and Related Transactions”. Our FCC licenses are discussed under “Regulatory Environment”.
Regulatory Environment
The FCC regulates the licensing, construction, operation, acquisition and transfer of wireless systems in the U.S. pursuant to the Communications Act of 1934 (Communications Act) and its associated rules, regulations and policies.
To obtain the authority to have the exclusive use of radio frequency spectrum to provide Commercial Mobile Radio Service (CMRS) in an area subject to jurisdiction of the U.S., wireless communications systems must be licensed by the FCC to operate the wireless network and wireless devices in assigned spectrum segments and must comply with the rules and policies governing the use of the spectrum as adopted by the FCC. These rules and policies, among other things, (1) regulate our ability to acquire and hold radio spectrum licenses or to lease spectrum, (2) impose technical obligations on the operation of our network, (3) impose requirements on the ways we provide service to and communicate with our subscribers, (4) regulate the interconnection of our network with the networks of other carriers, (5) obligate us to permit resale of our services by resellers, if we offer resale opportunities, and to serve roaming subscribers of other wireless carriers and (6) impose a variety of fees and charges on our business that are used to finance numerous regulatory programs and a substantial part of the FCC’s budget.
Licenses are issued for only a fixed period of time, typically 10 years for CMRS licenses. Consequently, we must periodically seek renewal of those licenses. The FCC will award a renewal expectancy to a CMRS wireless licensee that has provided substantial service during its past license term and has substantially complied with applicable FCC rules and policies and the Communications Act. The FCC has routinely renewed wireless licenses in the past. However, the Communications Act provides that licenses may be revoked for cause and license renewal applications denied if the FCC determines that a renewal would not serve the public interest. Violations of FCC rules may also result in monetary penalties or other sanctions. FCC rules provide that applications competing with a license renewal application may be considered in comparative hearings and establish the qualifications for competing applications and the standards to be applied in hearings.
CMRS wireless systems are subject to Federal Aviation Administration and FCC regulations governing the location, lighting and construction of antenna structures on which our antennas and associated equipment are located and are also subject to regulation under federal environmental laws and the FCC’s environmental regulations, including limits on radio frequency radiation from wireless handsets and antennas on towers. Zoning and land use regulations, including compliance with historic preservation requirements, also apply to tower siting and construction activities.
Two-way Voice and Data Services. We hold geographic service area licenses granted by the FCC to provide cellular and broadband PCS services. A cellular system operates on one of two 25 MHz frequency blocks in the 850 MHz band licensed on an MSA or RSA basis, which the FCC allocates for cellular

CINGULAR WIRELESS LLC

PART I

Item 1.	Business
radio service. Cellular systems principally are used for two-way mobile voice applications, although they may be used for data applications and fixed wireless services as well.
A broadband PCS system operates under licenses issued in the 1900 MHz band. Broadband PCS systems generally are used for two-way voice applications, although they may carry two-way data communications and fixed wireless services as well. For the purpose of awarding PCS licenses, the FCC has divided the U.S. into 51 large regions called major trading areas, or “MTAs”, which are comprised of 493 smaller regions called basic trading areas, or “BTAs”. The FCC awarded a single PCS license for each major trading area, known as the “A” and “B” blocks, and a single PCS license for each BTA known as the “C”, “D”, “E” and “F” blocks. Thus, generally, six PCS licenses and two cellular licenses are authorized for each county in the U.S. The A and B block MTA licenses originally authorized the use of 30 MHz of PCS spectrum. One of the BTA licenses originally authorized the use of 30 MHz of spectrum (the “C” block), and the other three licenses originally authorized the use of 10 MHz each. The FCC permits a licensee to split its license and assign a portion, on either a geographic or frequency basis or both, to another party or parties.
We must continue to satisfy a range of FCC-specified coverage requirements in order to continue to hold our licenses. For example, a cellular licensee was permitted five years following the initial grant of its license to provide service throughout the entire MSA or RSA. The area it actually served with specified minimum signal strength at the end of the five-year period became its licensed service area and the remainder of the area within the MSA or RSA became available for application by other parties. All originally licensed 30 MHz PCS licensees must construct facilities that offer adequate coverage to one-third of the population of the entire MTA within five years of the original license grants and to two-thirds of the population within 10 years. All originally licensed 15 MHz and 10 MHz PCS licensees must construct facilities that offer adequate coverage to one-fourth of the population of the BTA within five years of the original license grants — no 10-year construction showing is required. In lieu of these population-based benchmarks, all broadband PCS licenses can “make a showing of substantial service in their license area”. The license of a broadband PCS licensee that fails to meet the coverage requirements is forfeited, absent a waiver.
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
Transfers and Assignments of Wireless Licenses. The Communications Act and the FCC rules require the FCC’s prior approval of the assignment of a license or transfer of control of a licensee of a wireless system. Before we can complete any such purchase or sale, we must file appropriate applications with the FCC, and the public is by law granted a period of time, typically 30 days for major acquisitions, to oppose or comment on them. In addition, the FCC has established transfer disclosure requirements that require licensees who assign or transfer control of a license acquired through an auction within the first three years of their license terms to file associated sale contracts, option agreements, management agreements or other documents disclosing the total consideration that the licensee would receive in return for the transfer or assignment of its license. Except for certain CMRS licenses awarded to “designated entities” that qualified for bidding credits in an auction or for whom certain licenses were set aside, non-controlling minority interests in an entity that holds an FCC license generally may be bought or sold without FCC approval. However, notification and expiration or earlier termination of the applicable waiting period under Section 7A of the Clayton Act by either the U.S. Federal Trade Commission or the DOJ may be

CINGULAR WIRELESS LLC

PART I

Item 1.	Business
required, as well as notification of state or local regulatory authorities having competent jurisdiction, if we sell or acquire wireless systems.
The FCC eliminated the rules limiting the amount of CMRS spectrum a wireless carrier can own or control in a market, effective January 1, 2003. Except through a case-by-case analysis of individual transactions, such as our acquisition of AT&T Wireless, as yet it has not replaced these spectrum limits with published rules or guidelines setting forth how the FCC will review carriers’ spectrum aggregations. The FCC also eliminated the prohibition on ownership of both cellular licenses by a single-entity, except it will review on a case-by-case basis applications for authority to own both cellular licenses in a rural area. Certain acquisitions of spectrum would remain subject to approval of the DOJ.
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
Foreign ownership above the 25% level may be allowed should the FCC find such higher levels not inconsistent with the public interest. The FCC has ruled that higher levels of foreign ownership, even up to 100%, are presumptively consistent with the public interest with respect to investors from certain nations, which are countries that are signatories to the World Trade Organization Agreement on Basic Telecommunications Services. However, the FCC, in adopting that strong presumption, did note that the possibility exists that entry by a foreign carrier into the U.S. telecommunications market could be so detrimental as to require the imposition of conditions on entry by such a carrier or even a denial of entry. In addition, the FCC stated it would accord deference to legitimate national security, law enforcement, foreign policy and trade concerns raised by other federal agencies as part of the FCC’s analysis of whether to grant a particular authorization. The FCC has done that in certain cases where the DOJ and the U.S. Federal Bureau of Investigation have raised concerns, requiring the carrier to configure its network(s) to be capable of complying with lawful U.S. process and to make available in the U.S. certain call and subscriber data. Foreign ownership by entities from countries other than World Trade Organization member countries must meet a more stringent standard, and there is no assurance that the FCC would find a grant of such an application to be in the public interest. If our foreign ownership were to exceed the permitted level (through foreign ownership of our owners, their transfers of ownership in us or issuances of Class A common stock by our manager), the FCC could revoke our FCC licenses, although we could seek a declaratory ruling from the FCC allowing the foreign ownership or take other actions to reduce our foreign ownership percentage in order to avoid the loss of our licenses. We have no knowledge of any present foreign ownership that exceeds these limitations.
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
The FCC has announced that it will auction spectrum in the 700 MHz band. There are numerous television operators that currently occupy UHF television channels 52 through 69 in this band. Although these stations have been awarded a second channel to establish digital service, they also have the right to

CINGULAR WIRELESS LLC

PART I

Item 1.	Business
continue operation on the current channel through February 2009 and potentially longer if various conditions are not met. Absent adoption of new federal legislation or rules that lead to “clearing” the 700 MHz band earlier than current law requires, or the development of band-clearing mechanisms by these operators for relocation, this spectrum would be of limited use in the short-term for commercial wireless services.
The FCC has also announced that on June 29, 2006, it will commence an auction for 90 MHz of paired spectrum in the 1710-1755 MHz and 2110-2155 MHz bands for Advanced Wireless Services (AWS). AWS is the collective term used by the FCC for new and innovative fixed and mobile terrestrial wireless applications using bandwidth that is sufficient for the provision of a variety of applications, including those using voice and data (such as Internet browsing, message services and full motion video) content. The FCC will auction 1,122 new AWS licenses. Each license will be comprised of 10 or 20 MHz and each will be licensed on one of six geographical areas, including Cellular Market Areas (MSAs and RSAs), Economic Areas (EAs) and Regional Economic Area Groups (REAGs).
The FCC’s spectrum leasing rules permit license holders to lease the use of their spectrum to others and provide that such holders can meet their network system build requirements and other performance requirements through the facilities construction and operating activities of their lessees. The FCC has structured its rules such that it has minimal involvement in leasing activities. The FCC does limit the ability of a designated entity to lease spectrum to a non-designated entity that has an equity position in the designated entity, and it has stated that it intends to scrutinize leasing activities by designated entities. Nevertheless, we view spectrum leasing as an attractive alternative to license acquisition in areas where we are spectrum constrained.
Rates and Services. The FCC does not specify the rates we may charge for our services nor does it require us to file tariffs for our U.S. wireless operations. However, the Communications Act states that an entity, such as us, that provides CMRS is a common carrier and is thus subject to the requirements of the Communications Act that it not charge unjust or unreasonable rates nor engage in unreasonable discrimination. The FCC may invoke these provisions to regulate the rates and related terms and conditions under which we provide service. In addition, the Communications Act defines a CMRS provider as a common carrier, which makes it subject to a number of other regulatory requirements in its dealings with other carriers and customers. The following requirements impose restrictions on our business and increase our costs as well as the costs of other wireless carriers.
Number Pooling. The FCC has adopted rules regulating the use of telephone numbers by wireless and other providers as part of an effort to achieve more efficient number utilization.
E911 Services. The FCC has imposed rules requiring carriers to provide emergency 911 services, including enhanced 911 services that provide to local public safety dispatch agencies the caller’s communications number and approximate location. Providers are required to transmit the geographic coordinates of the customer’s location within accuracy parameters set forth by the FCC, either by means of network-based or handset-based technologies. Providers may not demand cost recovery as a condition of doing so, although they are permitted to negotiate cost recovery if it is not mandated by the state or local governments. Because of the delayed availability of vendor equipment that could reasonably be relied upon to comply with the FCC’s location accuracy rules, we and other wireless carriers negotiated settlement arrangements with the FCC that established increasingly rigorous compliance standards and deadlines.
Universal Service Fund. The FCC has established federal universal service requirements that affect CMRS operators. Under the FCC’s rules, CMRS providers are potentially eligible to receive universal service subsidies; however, they are also required to contribute to the federal universal service fund and may be required to contribute to state universal service funds. Contributions into the federal fund are

CINGULAR WIRELESS LLC

PART I

Item 1.	Business
based on the interstate and international revenues generated by the properties owned by a CMRS provider. For 2005, we had payment obligations into the federal universal service fund of approximately $710 million. Because the amount that we are required to pay into the fund is based on revenues generated by our subscribers, we anticipate that this amount should continue to increase over time. We recover substantially all of this expense from our customers. Many states also are moving forward to develop state universal service fund programs. A number of these state funds require contributions, varying greatly from state to state, from CMRS providers. If these programs expand they will impose a correspondingly growing expense on our business. As mentioned, CMRS providers are now eligible to receive universal service subsidies if federal and state conditions are met. We pursue this funding in states where the corresponding regulatory burdens do not exceed the benefits of the subsidies.
Wireless Local Number Portability. In November 2003, the FCC’s rules on wireless local number portability became operative, enabling wireless customers to keep their wireless number when switching to another carrier. These rules have increased competition, costs and subscriber churn across the industry.
Communications Assistance for Law Enforcement Act of 1995 (CALEA). The FCC has adopted rules requiring wireless providers to facilitate electronic surveillance by law enforcement officials pursuant to CALEA. These obligations are likely to result in significant costs to us for the purchase, installation and maintenance of network software and other equipment required.
Reciprocal Compensation. The Communications Act and the FCC’s rules grant various rights and impose various obligations on CMRS providers when they interconnect with the facilities of local exchange carriers. Generally, CMRS providers are entitled to “reciprocal compensation” in connection with the termination of wireline-originated local traffic, in which they are entitled to collect the same charges for terminating wireline-to-wireless local traffic on their system similar to the charges that the local exchange carriers levy for terminating wireless-to-wireline local calls. Interconnection agreements are typically negotiated by carriers, but in the event of a dispute, state public utility commissions, courts and the FCC all have a role in enforcing the interconnection provisions of the Communications Act. Although we have interconnection agreements in place with the major local exchange carriers in virtually all of our service areas, those agreements are subject to modification, expiration or termination in accordance with their terms. Moreover, we are negotiating and must continue to negotiate interconnection agreements with a number of independent telephone companies in our service areas. Until these agreements are concluded, we generally accrue for contractual liabilities associated with the resulting unpaid invoices from those companies. Additionally, as we expand our coverage footprint, we will be required to negotiate interconnection arrangements with other wireline carriers.
Spectrum Reallocation. The FCC has reallocated 30 MHz of spectrum from the 2 GHz Mobile Satellite Service or MSS for fixed and mobile services. The FCC has combined part of the 1990-2000 MHz portion of that spectrum, which is adjacent to the upper limit of the base-to-mobile portion of the PCS “C” Block, with part of the currently unlicensed PCS spectrum at 1910-1920 MHz, which is adjacent to the upper limit of the mobile-to-base portion of the PCS “C” Block, to create a new PCS “G” Block. The FCC plans to grant the PCS “G” block (1910-1915 MHz paired with 1990-1995 MHz) to Nextel in return for its relinquishing certain of its spectrum in the 700 and 800 MHz bands to alleviate public safety interference concerns. The FCC has also allocated for AWS service spectrum blocks 1915-1920, 1995-2000, 2020-2025 and 2175-2180 but has not yet scheduled an auction for this spectrum.
Terrestrial and Satellite Services. The FCC has also decided to allow mobile satellite services (MSS) licensees in three separate MSS bands to add an ancillary terrestrial component to their existing or proposed mobile satellite offering. The FCC has conditioned the deployment of the terrestrial offering such that it has to be integrated with the satellite offering of a licensee. In addition, satellites must be

CINGULAR WIRELESS LLC

PART I

Item 1.	Business
launched and operational before the terrestrial service can be initiated. It is likely that the satellite proponents will ask the FCC to minimize or eliminate these conditions which could permit them to forego their satellite service in favor of deploying a terrestrial network and offering service in direct competition with our cellular and PCS services.
State Regulation and Local Approvals. With the rapid growth and penetration of wireless services has come a commensurate surge of interest on the part of state legislatures and state public utility commissions and local governmental authorities to regulate our industry. This interest has taken the form of efforts to regulate customer billing, termination of service arrangements, advertising, filing of “informational” tariffs, certification of operation, use of handsets when driving, service quality, sales practices, management of customer call records and protected information and many other areas. We anticipate that this trend will continue. It will require us to devote legal and other resources to working with the states to respond to their concerns while minimizing, if not preventing, any new regulation that could increase our costs of doing business.
While the Communications Act generally preempts state and local governments from regulating entry of, or the rates charged by, wireless carriers, it also permits a state to petition the FCC to allow it to impose CMRS rate regulation when market conditions fail adequately to protect customers and such service is a replacement for a substantial portion of the telephone wireline exchange service within a state. No state currently has such a petition on file. In addition, the Communications Act does not expressly preempt the states from regulating the “terms and conditions” of wireless service.
Several states have invoked this “terms and conditions” authority to impose or propose various consumer protection regulations on the wireless industry. California’s recently enacted, but currently suspended, rules are potentially quite costly. State attorneys general have also become more active in enforcing state consumer protection laws against sales practices and services of wireless carriers. Consent decrees negotiated with or imposed by the attorneys general have the effect of indirectly regulating the targeted wireless carrier. States also may impose their own universal service support requirements on wireless and other communications carriers, similar to the contribution requirements that have been established by the FCC.
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

Item 1A.	Risk Factors

Factors Relating to Our Business
Substantial competition in all aspects of our business could continue to cause reduced pricing and have adverse effects on our profit margins. There is substantial competition in all aspects of the wireless communications industry. Our competitors are principally the three other national carriers doing business as Verizon Wireless, Sprint Nextel and T-Mobile and a large number of regional providers of cellular, PCS and other wireless communications services, resellers and wireline telephone service providers. Competition continues to intensify as wireless carriers include more equipment discounts and bundled

CINGULAR WIRELESS LLC

PART I

Item 1A.	Risk Factors
services in their offerings, including more minutes and free long distance and roaming services. Accordingly, we could experience additional pricing pressure which potentially would negatively impact our revenue growth and profit margins. This could also lead to incrementally lower ARPU amounts. We expect these trends to continue.
As 3G and other technologies are developed and become available, all the major wireless communications companies have begun to install new infrastructure in their networks to meet the growing demand for these services and to remain competitive. Due in part to the highly competitive marketplace, the pressure on Cingular to expedite deployment of such technologies will require continued capital deployment, which increases finance and depreciation costs.
FCC regulations and government policy in general promote robust competition, and new rules or changes to existing rules, such as rules for providing spectrum leasing and requiring wireless local number portability for customers changing wireless local carriers, increase this trend and contribute to pressure on churn and margins.
Many of our competitors have substantial financial, technical, marketing, distribution and other resources. As a response to the intensifying competition, the need for cost reduction and the requirements for additional radio spectrum, we believe that the industry will continue to consolidate. This may produce larger and more formidable competitors with greater financial ability to rapidly deploy new technologies and continue to reduce prices to increase their subscriber base. As a result, our market share and profit margins may decrease.
New communications technologies, such as Wi-Fi and voice over Internet, are being developed and deployed by competitors, which may affect our ability to grow our wireless data and voice businesses.
Our wireless data business could be severely disrupted if we are prohibited from providing one of our most popular wireless data devices. We have an agreement with Research in Motion Limited and its affiliates (RIM) to purchase and resell BlackBerry® hand-held devices and to distribute the BlackBerry services as part of our wireless data communications business. In litigation against RIM by various patent holders, a court has held that BlackBerry services infringe several patents. This decision has in part been upheld on appeal, and the U.S. Supreme Court has declined to review the case. We are not a party to the patent litigation. On February 24, 2006, the trial court will consider issuing an injunction on the patent claims affirmed on appeal, which could prohibit RIM and companies that market its products and services, including us, from providing the BlackBerry services. We have approximately one million RIM BlackBerry users. While RIM has publicly stated that they believe they have developed a non-infringing technology modification, there can be no assurance that such modification will be upheld by the courts as non-infringing the patents at issue. If an injunction is issued and RIM’s modification is determined to infringe such patents, we could have to either migrate our BlackBerry users to another handheld device and service platform and/or separately seek licenses from the patent holders. While there could be some expense and disruption associated with implementing the modification, the expense and/or disruption to our customers from having to migrate our subscribers to another device and service platform or to negotiate licenses from the patent holders could be very expensive and disruptive to our wireless data business.
ARPU from voice services has declined for several years and may continue under pressure. Our ARPU has weakened over the past several years, declining from $52.91 to $49.65 over the past five years. This trend has resulted from:

•	decreased roaming revenues due to lower negotiated roaming rates and broader network footprints, which obviate the need for roaming;

•	increased competition, which has reduced pricing generally; and

CINGULAR WIRELESS LLC

PART I

Item 1A.	Risk Factors

•	expansion of subscriber bases to customers on lower price plans, such as prepaid, reseller plans and our FAMILYTALK® and similar plans targeting different market segments.
None of these trends show signs of abating in the near term. In addition, we added a higher aggregate percentage of lower-ARPU prepaid and reseller subscribers than postpaid subscribers during the fourth quarter of 2005, and this trend may continue. Therefore, we believe that pressure on ARPU from voice services may continue.
If we fail to make continued progress in integrating AT&T Wireless, our churn could increase, our subscriber growth could slow and our financial results could decline. The ongoing challenges to integrate AT&T Wireless into our company include:

•	delivering a single, consistent and effective customer experience across all functions;

•	integrating and rationalizing the separate analog, TDMA and GSM network systems without reducing service coverage or quality;

•	consolidating and rationalizing corporate information technology and administrative infrastructures;

•	creating a strong and positive Cingular brand identity with subscribers who migrated from AT&T Wireless service;

•	reducing redundant facilities and resources.
If we do not successfully address these integration challenges in a timely and cost-effective manner, we may disrupt service, lose subscribers, experience reduced growth and fail to realize the anticipated benefits or synergies of the acquisition to the extent, or in the timeframe, anticipated. The size and scale of the acquisition of AT&T Wireless increase both the scope and consequences of ongoing integration risks.
If our wireless service offerings or customer care service do not meet customer expectations, it could limit our ability to retain or attract subscribers. Customer acceptance of the services we offer is and will continue to be affected by technology-based differences and by the operational performance, quality, reliability and coverage of our wireless networks. Consumer demand could be impacted by differences in technology, footprint and service areas, network quality, consumer perceptions, customer care levels and rate plans. We will have difficulty retaining subscribers if we are unable to meet our customers’ expectations for network quality and coverage, billing systems or customer care. An inability to address those issues could limit our ability to expand our network capacity or subscriber base and place us at a competitive disadvantage to other wireless service providers in our markets. These issues could affect our ability to attract new subscribers as well.
A high rate of subscriber churn could negatively impact our business. Wireless communications services providers experience varying rates of subscriber churn. We believe that subscribers change wireless providers for many reasons, including perceptions of poor call quality, inadequate service offerings, excessive price, limited coverage area and unsatisfactory customer service. We incur significant expenses to improve customer retention and reduce churn by subsidizing product upgrades and/or reducing pricing to match competitors’ initiatives, upgrading our network and providing improved customer service. There can be no assurance that these efforts will be successful. A high rate of churn could adversely affect our results of operations because we would lose revenue and because the cost of adding a new subscriber, which generally includes a commission expense and/or a handset subsidy, is a significant factor in income and profitability.
We are committing a substantial amount of capital to upgrade our wireless voice networks to offer advanced data services over a 3G network, but there can be no assurance that widespread demand for these services will develop. While demand for our advanced data services is growing, revenues from such

CINGULAR WIRELESS LLC

PART I

Item 1A.	Risk Factors
sources are currently a small portion of our total revenues. Continued growth in wireless data services is dependent on increased development and availability of popular applications and improved availability of handsets and other wireless devices with features, functionality and pricing desired by customers. EDGE and UMTS/ HSDPA are new technologies, and a limited number of applications and devices designed to operate on these technologies are currently available. If applications and devices are not developed and do not become commercially accepted, our revenues and competitive position could be materially and adversely affected. We cannot give assurance that in the near future there will be widespread demand for advanced wireless data services or that data revenues will constitute a significant and growing portion of our total revenues, nor can we provide assurance that this demand will develop at a level that will allow us to earn a reasonable return on our investment.
Customer demand for high-speed wireless service is unknown in the U.S., and demand for 3G services in Europe has generally been disappointing and in Asia has varied significantly. As these services are in their infancy in the U.S. and are being offered in a highly competitive market, we cannot provide assurance that these services can be priced at profitable levels. Significant challenges also exist to develop and produce at reasonable cost handsets that successfully address battery life, size and functionality issues. Furthermore, our own experience encouraging subscribers to migrate from TDMA to GSM service was that substantial handset subsidies were required. If we are unable to promote effectively and obtain reasonable penetration of this service in our subscriber base at adequate pricing levels, our ability to earn an acceptable rate of return on our investment and protect our operating margins could be jeopardized.
Our choice for the next generation of technology, UMTS/ HSDPA, is a new technology, which could become obsolete and/or not commercially accepted, which could result in our having to invest in new network infrastructure and a delay in offering new services. New high-speed 3G wireless services are now being offered by wireless carriers in the U.S. that combine the attributes of faster speed, greater data capability, better portability and greater functionality than services provided over existing networks. We have chosen UMTS/ HSDPA as our advanced 3G technology, but there will be one or more competing technological standards, several options within each standard, vendor-proprietary variations and rapid technological innovation. Other technologies could emerge as preferred data networks for some services and, if those technologies are widely accepted, we may miss the opportunity to offer those services because of our technology choice. There is a risk that UMTS/ HSDPA could be inadequate or become obsolete as 4G technologies are developed.
Our business expansion and network upgrade will require substantial additional capital, and we are now dependent on AT&T and BellSouth to provide working capital and long-term financing. We will require substantial capital for acquiring systems, constructing network infrastructure, concluding our technology migration and upgrade plan, expanding our network capacity, investing in joint venture affiliates and making other capital investments.
The actual amount of capital required may vary materially from our current estimates. Unforeseen delays, cost overruns, regulatory changes, engineering and technological changes, legal costs and judgments and other factors may also require additional funds.
As a result of the cash needs described above, we may need to incur significant amounts of additional financing. AT&T and BellSouth have committed to provide us with working capital financing. If AT&T or BellSouth are unable or unwilling to finance our operating and capital needs on a timely basis, we could be unable to pursue our business plan or meet our financial obligations unless AT&T and BellSouth permit us to seek external financing.
Delay in completing our network expansion in California and Nevada could result in substantially greater operating expenses. Our agreement to dissolve our GSMF venture with T-Mobile required us to sell to

CINGULAR WIRELESS LLC

PART I

Item 1A.	Risk Factors
them our California and Nevada network assets and construct our own network in these states. As of December 31, 2005, we still had significant construction to complete. We have an agreement to purchase minutes from T-Mobile for a four-year transition period while we build out our own network. In the event that our expansion is not completed in a timely manner and we must extend our agreement to purchase minutes from T-Mobile, our operating costs could substantially increase.
Termination or impairment of our relationship with a small number of key suppliers or vendors could adversely affect our revenues and results of operations. We have developed relationships with a small number of key vendors, including Nokia Mobile Phones, Inc., Sony Ericsson Mobile Communications, LG InfoComm U.S.A., Inc., Motorola, Inc., and Samsung Electronics Co., Ltd. for our supply of wireless handsets and devices; Nortel Networks, Inc., Ericsson, Nokia Networks, Inc., Siemens and Lucent for our supply of telecommunications infrastructure equipment; Convergys Information Management Group and StarTek, Inc. for billing or customer care services; Bechtel Corporation for build-out of our networks; and Siebel Systems, Inc., Sun Microsystems, Inc. and Cisco Systems, Inc. for information systems. We do not have operational or financial control over our key suppliers and have limited influence with respect to the manner in which these key suppliers conduct their businesses. If these companies were unable to honor, or otherwise failed to honor their obligations to us, or terminated their relationship with us, we could experience disruptions of our business and adverse effects on our revenues and results of operations.
If we fail to obtain access to additional spectrum, we may not be able to expand the geographic reach of Cingular-branded services, increase our subscriber base in areas we currently serve or meet the anticipated demand for new services. Although our acquisition of AT&T Wireless, our purchase of spectrum licenses from NextWave and participation in various joint ventures have generally provided us with access to sufficient additional spectrum to meet anticipated levels of usage and provide 3G services in the near term, we may need additional spectrum in certain markets to optimize service, especially over the long term. If we cannot obtain access to new markets through auctions, spectrum exchanges or leasing, acquisitions, joint ventures or other means, it could impede our growth. In addition, an inability to add spectrum in some of our existing markets could adversely affect the quality of service if the demand for wireless communications continues to increase at a rapid rate.
To provide service in domestic and international markets where we do not have network infrastructure, we rely on roaming arrangements with other carriers, which we may be unable to obtain or maintain in the future. We may not be able to obtain or maintain roaming agreements with other wireless providers on terms that are acceptable to us. Our customers automatically can access another provider’s system only if the other provider allows our customers to roam on its network. We rely on agreements to provide roaming capability to our customers in many areas outside our service area and to improve coverage within our network footprint. Some competitors may be able to obtain lower roaming rates than we do because they have larger call volumes or because of their affiliations with, or ownership of, wireless providers, or may be able to reduce roaming charges by providing service principally over their own network. In addition, the quality of service that a wireless provider delivers during a roaming call may be inferior to the quality of service we or our affiliates provide, the price of a roaming call may not be competitive with prices of other wireless providers for such a call, or our customers may not be able to use some of the advanced features, such as voicemail notification, that the customers enjoy when making calls on our network. Finally, we may not be able to continue to obtain roaming agreements for our next-generation products and services with pricing or coverage we desire.
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

CINGULAR WIRELESS LLC

PART I

Item 1A.	Risk Factors
unable or unwilling to participate in the further development of our digital network or if they cease to provide services comparable to those we offer on our networks. Some of these carriers are still building their GSM/ GPRS/ EDGE networks, primarily in rural areas. If those carriers are delayed or prevented from completing their GSM/ GPRS/ EDGE networks, or if they cease doing business, our customers might be unable to roam on those networks when out of their home service areas, or they may have to roam on carriers’ networks with which we have less favorable roaming agreements. To the extent our roaming providers that have developed GSM/ GPRS do not deploy EDGE or UMTS technology, our ability to expand our EDGE and UMTS service area beyond our own network will be limited, which could adversely affect demand for the service. If we lose the ability to rely on roaming providers to provide service in an area, we may be required to commit capital resources to the construction of our own network in those areas rather than to the pursuit of other business opportunities.
Our lack of control over a large part of our distribution network could hurt our ability to grow our subscriber base. As of December 31, 2005, we had nearly 260,000 distribution channels, of which approximately 2,100 were our own stores or kiosks. We rely heavily upon independent agents, national retailers and the distribution channels of AT&T and BellSouth to sell our products and services. Many of these distributors also sell communications products and services of other companies, and we cannot completely control the marketing messages they use in their selling efforts or their preferences to sell our products and services as opposed to those of our competitors. As a result, our distribution channels may be ineffective to a degree that we cannot directly address, which could hurt our ability to generate subscriber additions and maximize revenues.
The potential impact of unionization and organizing activities, which we expect will increase, could adversely affect our costs and results of operations. All of our businesses, excluding joint ventures, are subject to various agreements with the CWA. These agreements contain provisions requiring us to maintain neutrality if the union conducts an organizing campaign and requiring us to allow employees to vote to unionize by presenting authorization cards rather than participating in a more difficult secret ballot process conducted by the National Labor Relations Board. In an effort to gain recognition in the areas not already covered by a contract, union activity may increase. We believe that no other national wireless provider currently employs a unionized workforce to any significant extent. At the expiration of the CWA agreements, a work stoppage could prevent us from providing service to our customers in the areas covered by the expired contracts and possibly result in subscriber loss and a reduction in revenue.

Factors Relating to Our Industry
We may be adversely affected by the significant changes in the wireless communications industry. The wireless communications industry is experiencing significant changes. These include evolving industry standards, ongoing improvements in the capacity and quality of digital technology, shorter development cycles for new services, evolution to new 3G standards and changes in end-user needs and preferences. Also, alternative technologies are developing for the provision of services to subscribers that may provide wireless communications services or alternative services superior to those available from us. Accordingly, there can be no assurance that technological changes will not materially adversely affect us.
Industry growth could be affected by increased market penetration. The penetration rate in the wireless communications market is approximately 70%. Although this market continues to grow, increased penetration could have the effect of slowing subscriber growth, and gross subscriber additions of any carrier could increasingly have to be obtained from other carriers’ churn. Currently, we believe that approximately 70% of industry gross additions during 2005 were formerly subscribers of another wireless carrier. If this condition continues, we expect competition could intensify and our subscriber growth could be increasingly dependent on reducing our churn rate.

CINGULAR WIRELESS LLC

PART I

Item 1A.	Risk Factors
Our operating results, including our profit or loss, margins, and cash flow generation, may fluctuate on a quarterly basis, and may not be representative of our results for the full year. The wireless industry, including our company, has experienced a trend of generating a significantly higher number of subscriber additions in the fourth quarter of each year as compared to the other three fiscal quarters. A number of factors contribute to this trend, including the increasing use of retail distribution, which is dependent upon the year-end holiday shopping season, the timing of new product and service announcements and introductions, competitive pricing pressures and aggressive marketing and promotions. Strong fourth quarter results for subscriber additions may not continue for the wireless industry or for us. The number of our subscriber additions in the fourth quarter could decline for a variety of reasons, including our inability to match or beat pricing plans offered by competitors, failure to adequately promote our products, services and pricing plans, failure to have an adequate supply or selection of handsets or lower demand for wireless services. If in any year fourth quarter results fail to significantly improve upon subscriber additions from the year’s previous quarters, this could adversely impact the growth of our subscriber base, which could limit revenue growth in subsequent periods.
The revenues we generate from subscribers roaming on our network, as well as the expenses we incur related to our subscribers roaming on other carriers’ networks, fluctuate on a quarterly basis, with increases typically occurring during the summer months due to an increase in travel during these periods. These fluctuations may result in higher or lower roaming revenues and expenses in any given quarter, thereby increasing or decreasing our profit or loss for that quarter. Our capital expenditures vary due to the timing of network expansion, network upgrades and market launches. The timing of our capital expenditures could impact the cash flow we generate in any given quarter and may not be representative of our cash flow for the full year. Our churn levels may fluctuate from quarter to quarter depending on the number of expiring contracts or other factors. Our operating margins could fluctuate from quarter to quarter, depending on marketing expenses, significant fluctuations in the number of new subscribers and our subscriber retention efforts.
Our operations are subject to substantial government regulation, which could significantly increase our costs and increase subscriber churn. Many aspects of our business are regulated to varying degrees by the FCC and some state and local regulatory agencies. The adoption or change of regulations could significantly increase our costs and increase subscriber churn. For example, the FCC, together with the Federal Aviation Administration, regulates tower marking and lighting. In addition, the FCC and the states are increasingly looking to the wireless industry to fund various initiatives, including universal service programs, local telephone number portability, services for the hearing-impaired and emergency 911 networks. Furthermore, many states have imposed significant taxes on the wireless industry and are attempting to regulate consumer protection matters. We are also subject to environmental protection and health and safety regulation, including limits on radio frequency energy from wireless handsets and towers. The failure to comply with any of these regulations, even if hardware and software solutions are not readily available from manufacturers and suppliers, can result in significant penalties.
A number of our FCC licenses to provide wireless services are subject to renewal and potential revocation in the event that we violate applicable laws. A number of our licenses are subject to renewal, generally some each year, upon the expiration of the 10-year period for which they are granted, and we cannot provide assurance that the FCC will renew them. If any of our licenses are forfeited or revoked, we would not be able to provide service in that area unless we contract to resell wireless services of another provider, utilize roaming agreements or lease spectrum from other carriers.
Concern about alleged health risks relating to radio frequency energy may harm our prospects. A number of studies have been conducted to examine the health effects of wireless phone use, and some persons have construed some of the studies as indicating that wireless phone use causes adverse health effects or

CINGULAR WIRELESS LLC

PART I

Item 1A.	Risk Factors
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
Equipment failure and disasters may adversely affect our operations. A major equipment failure or a natural disaster, terrorist act or other breach of network or IT security that affects our wireless telephone switching offices, microwave links, third-party owned local and long distance networks on which we rely, our cell sites or other equipment or the networks of other providers on which our customers roam could have a material adverse effect on our operations. While we have insurance coverage for some of these events, our inability to operate our wireless system, even for a limited time period, may result in a loss of subscribers or impair our ability to attract new subscribers, which would have a material adverse effect on our business, results of operations and financial condition.
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

Factors Relating to Our Arrangements with AT&T and BellSouth
AT&T and BellSouth may transfer their controlling interests in us and cease to be subject to certain obligations that benefit us, including exclusivity provisions. Under our limited liability company agreement and the stockholders’ agreement among our Manager, AT&T and BellSouth, each of AT&T and BellSouth will cease to be subject to many of the restrictions imposed on it that benefit and protect us, such as restrictions on competition and acquisitions of other wireless businesses, once its ownership interest falls below 10%. Although both AT&T and BellSouth are subject to a number of transfer restrictions, each of them may, under the circumstances described in Item 13, “Certain Relationships and Related Transactions — Our Limited Liability Company Agreement”, sell its interests in us and its common stock in our Manager to third parties, subject to a right of first refusal of the respective other party, or spin-off or split-off its interests in us or its stock in our Manager to its shareholders. In addition, we may lose any competitive advantage we currently gain from our agency relationships and service bundling offerings with AT&T and BellSouth.
AT&T and BellSouth may compete with us in the areas of fixed wireless voice and data services and may resell our services under their own brand names inside their service territories after specified future dates. AT&T and BellSouth have agreed in our limited liability company agreement to engage in the provision of

CINGULAR WIRELESS LLC

PART I

Item 1A.	Risk Factors
U.S. mobile wireless voice and data services only through us and our subsidiaries, but the agreement is subject to significant exceptions, including an exception that permits them to market and sell fixed wireless voice and fixed wireless data services and to market and sell wireless services in areas in which we, our subsidiaries or joint venture affiliates are not providing Cingular-branded services pursuant to FCC licenses. AT&T and BellSouth engage in other competitive activities, such as Wi-Fi wireless data service. AT&T and BellSouth are permitted to resell our services under their own brand names outside their service territories. In addition, if BellSouth or AT&T terminates its wireless agency agreement, it may resell our wireless services in its respective service territories.
The arrangements that we have with AT&T and BellSouth were established at our formation, and may not be as advantageous as similar agreements we negotiate with unaffiliated third parties. We are subject to various agreements with AT&T and BellSouth and their respective affiliates that are material to the conduct of our business, and they may cause us to enter into additional agreements with them in the future. For example, we have entered into agency agreements with AT&T and BellSouth that include pricing and other terms. Although we believe that these agreements, as a whole, are as advantageous to us as those that could otherwise be obtained, we have no independent verification that these agreements are as advantageous as similar agreements we negotiate with unaffiliated third parties.
Under the terms of agreements with AT&T and BellSouth, the scope of our potential business is limited, which could hurt the growth of our business. AT&T and BellSouth have determined that we may not enter into any business other than U.S. and limited foreign mobile wireless voice and data businesses. These restrictions could limit our ability to grow our business through initiatives such as expansion into additional markets and acquisitions of wireless providers that are also engaged in other businesses outside of our permitted activities. These restrictions may also preclude us from pursuing other attractive related or unrelated business opportunities.
AT&T and BellSouth control all important decisions affecting our governance and our operations and may fail to agree on important matters. Under the terms of our limited liability company agreement, our management is exclusively vested in our Manager. Both the board of directors and the strategic review committee of our Manager are comprised of six directors: three elected by AT&T and three elected by BellSouth. Substantially all important decisions of our Manager must be approved by its strategic review committee. It is possible that the committee may be deadlocked regarding matters that are very important to us. Although deadlocks are to be resolved by the chief executive officers of AT&T and BellSouth, if they cannot agree, inaction or disputes may result, which could, among other things, result in us losing important opportunities.
AT&T and BellSouth may have conflicts of interest with us and with each other. Conflicts of interest may arise between us and AT&T and BellSouth and with each other when faced with decisions that could have different implications for us and AT&T or BellSouth, including technology decisions, financial budgets, repayment of member loans from AT&T and BellSouth, the payment of distributions by us, business activities and other matters. They may also take action that favors their businesses and the interests of their shareholders over our wireless business and the interests of our debt holders. Because AT&T and BellSouth control us, conflicts of interest could be resolved in a manner adverse to us or our debt holders. Therefore, we may not always be able to use our resources in the best interest of advancing our business. Any of these types of conflicts could impede our relationship with our members, their ability to manage us efficiently or our ability to operate our business in the best interests of our security holders.

Item 1B.	Unresolved Staff Comments
Not applicable.

CINGULAR WIRELESS LLC

PART I

Item 2.	Properties
We lease our corporate headquarters building in Atlanta, Georgia. We also maintain administrative and sales offices, customer care call centers, retail sales locations, switching centers, cell tower sites and data centers throughout the U.S. and Puerto Rico. Most locations are leased to provide maximum flexibility. Some switching center and data center properties are owned due to their critical role in our operations and high set-up and relocation costs. We continue to maintain a portion of the leased office space that had previously been the corporate headquarters of AT&T Wireless in Redmond, Washington.
Plant and equipment used to provide wireless services consist of:

•	switching, transmission and receiving equipment,

•	connecting lines (cables, wires, poles and other support structures, conduits, etc.),

•	land and buildings,

•	easements and

•	other miscellaneous properties (work equipment, furniture and plants under construction).
As of December 31, 2005, we operated a direct distribution channel comprised of approximately 2,100 company-operated stores and kiosks. We have two centrally operated handset and accessory distribution centers, which are located in Memphis, Tennessee and Fort Worth, Texas.
Network properties include over 47,000 cell sites. Cingular is in the process of integrating its network and that of the previous AT&T Wireless. In the network integration plan, it is anticipated that approximately 7,600 redundant cell sites will be decommissioned by the end of 2006.
We believe that our facilities are in good operating condition and are currently suitable and adequate for our business operations.

Item 3.	Legal Proceedings
NOTE: The claims identified as AT&T Wireless claims were filed against AT&T Wireless prior to the acquisition by us in 2004.
We and our subsidiaries, including AT&T Wireless, are parties to various legal actions and regulatory proceedings relating to matters that are incidental to the conduct of our business. These involve disputes with and inquiries by private parties and governmental entities over, among other things, alleged patent infringement, agency and reseller relationships, alleged unfair competition, marketing (including unsolicited marketing calls to persons on the FTC’s National Do Not Call Registry), advertising, promotions, sales, labor practices, billing and collection practices and alleged health effects of wireless phones. We are also subject to claims incidental to the normal conduct of our business, including actions by customers, vendors and employees and former employees.
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

CINGULAR WIRELESS LLC

PART I

Item 3.	Legal Proceedings
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
Following a jury trial, a federal district court awarded Freedom Wireless, Inc. (Freedom) damages jointly against us and Boston Communications Group, Inc. (BCGI) in the approximate amount of $165 million, including prejudgement interest, for alleged past infringement of two patents allegedly owned by Freedom and used by BCGI to provide us and other carriers a prepaid wireless telephone service technology platform. The court enjoined our continued use of the BCGI platform, although the U.S. Court of Appeals for the Federal Circuit has issued a stay of the injunction, and we and BCGI are appealing the entire case. BCGI has agreed to indemnify us with respect to the claims asserted in this litigation and has escrowed $41 million for that purpose. If BCGI were to commence a bankruptcy proceeding, which is possible, the $41 million may not be available to cover any of our liability. As a result of this arrangement and based upon our anticipated prospects on appeal, we do not believe the ultimate disposition of this case will have a material impact on our operations, cash flows or financial position beyond the $20 million accrued in our financial statements.
Several class-action lawsuits were filed against Old AT&T asserting claims under the federal securities laws. The complaints assert claims that Old AT&T made material misstatements concerning earnings and financial condition, while omitting other material information, allegedly to maximize proceeds from the offering of AT&T Wireless Group tracking stock in April 2000 and/or to avoid paying a cash guarantee in connection with their MediaOne acquisition. The plaintiffs have demanded damages in excess of $2.1 billion related to the offering of AT&T Wireless Group tracking stock. In connection with the split-off of AT&T Wireless from Old AT&T, the Separation Agreement between AT&T Wireless and Old AT&T provides for the allocation to AT&T Wireless of 70% of any liabilities arising out of these actions. During the third quarter, management concluded its evaluation of the potential loss from this preacquisition liability and recorded an adjustment for this lawsuit to the purchase price allocation of AT&T Wireless.
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

CINGULAR WIRELESS LLC

PART I

Item 3.	Legal Proceedings
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

Item 4.	Submission of Matters to a Vote of Security Holders
None

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
There is no established trading market for our ownership interests. AT&T indirectly owns approximately 60% of our ownership interests and BellSouth indirectly owns approximately 40% of our ownership interests. Cingular Wireless Corporation, our Manager, owns a de minimis ownership interest in us.
We are required to make periodic distributions to our members on a pro rata basis in accordance with each member’s ownership interest in amounts sufficient to permit members to pay the tax liabilities resulting from allocations of taxable income from us. Since we did not generate taxable income to the members in 2003, 2004 and 2005, we made no distributions in any of these years.
Additionally, we are required to distribute to our members 50% of our “excess cash”, as defined in our operating agreement, at the end of each fiscal year. Excess cash consists of all funds generated from our business, less forecasted cash needs for the upcoming fiscal year and distributions made to the members for their tax payments. In 2003, 2004 and 2005, we were not required to make any distributions of excess cash to the members.
Under a revolving loan agreement with AT&T and BellSouth, free cash flow after repayment of the revolving loans thereunder and subordinated shareholder loans will be distributed to AT&T and BellSouth. In application, these distribution provisions have the effect of superseding the distribution provisions described above to the extent they require a greater distribution.

Item 6.	Selected Financial Data
The following selected financial data should be read in conjunction with our consolidated financial statements and the notes thereto contained herein in Item 8, “Financial Statements and Supplementary Data”, the information contained herein in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the information contained herein in “Item 1, Business — Risk Factors — Factors Relating to our Business, — Factors Relating to our Industry and — Factors Relating to Our Arrangements with AT&T and BellSouth”. Historical results are not necessarily indicative of future results.
Selected Historical Financial Information — Cingular Wireless LLC
The following table presents our selected historical consolidated financial and operating data from 2001 to 2005. The statements of income, balance sheets and cash flow presented in this table are derived from our audited historical consolidated financial statements and related notes. Operating data was derived from unaudited financial data.
The 2004 and 2005 data presented below is not necessarily comparable to that for the prior periods as a result of the acquisition of AT&T Wireless, which closed in October 2004. AT&T Wireless’ results subsequent to that date have been included in our consolidated financial statements.

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 6.	Selected Financial Data

	Year Ended December 31,

	2001	2002	2003	2004	2005

	(Dollars in millions, except for operating data)
Statements of Income Data
Total operating revenues	$14,268	$14,903	$15,483	$19,436	$34,433
Total operating expenses(1)	11,746	12,407	13,229	17,908	32,609

Operating income	2,522	2,496	2,254	1,528	1,824
Income before provision for income taxes and cumulative effect of accounting change	1,674	1,217	1,005	143	531
Net income(2)	1,666	1,173	977	201	333
Balance Sheet Data (as of December 31)
Total assets	$22,552	$24,136	$25,530	$82,238	$79,319
Total long-term debt	12,466	12,546	12,592	23,857	19,340
Cash Flow Data
Net cash provided by operating activities	$3,665	$3,592	$3,686	$3,320	$8,401
Net cash used in investing activities	(3,945)	(3,585)	(3,368)	(41,077)	(3,686)
Net cash provided by (used in) financing activities	721	334	(87)	36,970	(4,595)
Capital expenditures(3)	3,156	3,085	2,734	3,449	7,475
Operating Data
Licensed cellular/ PCS POPs (in millions) (end of period)(4)	219	219	236	291	294
Total cellular/ PCS subscribers (in millions) (end of period)(5)	21.6	21.9	24.0	49.1	54.1
Net additions, cellular/ PCS subscribers (in millions)	1.9	0.4	2.1	3.4	5.0
Cellular/ PCS subscriber churn(6)	2.9%	2.8%	2.7%	2.7%	2.2%
Average cellular/ PCS revenue per user (ARPU)(7)	$52.91	$52.14	$51.67	$49.68	$49.65
Ratio of earnings to fixed charges(8)	2.69	2.08	1.95	1.11	1.26
OIBDA(9)	$4,438	$4,345	$4,343	$4,605	$8,399
OIBDA margin(10)	33.5%	31.2%	30.5%	26.2%	27.4%

(1)	Subsequent to November 2001 and prior to disposition in January 2005, depreciation expense related to the assets transferred to GSMF is classified as a component of equity in net loss of affiliates and is no longer included in operating expenses.

(2)	For the year ended December 31, 2002, net income includes a cumulative effect of accounting change, net of tax, of $32 upon the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

(3)	Capital expenditures do not include capital expenditures and cash contributions related to our former infrastructure venture, GSMF. See Note 5 to our audited financial statements included in Item 8.

(4)	Licensed POPs refers to the number of people residing in areas where we have licenses to provide cellular or PCS service.

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 6.	Selected Financial Data

(5)	Cellular/ PCS subscribers include subscribers of other carriers served through reseller agreements.

(6)	Cellular/ PCS subscriber churn is calculated by dividing the aggregate number of cellular/ PCS subscribers who cancel service during each month in a period by the total number of cellular/ PCS subscribers at the beginning of each month in that period. Beginning in 2005, reseller churn calculation methodology for resellers is based on net disconnects, See “Consolidated Results of Operations, Year Ended December 31, 2005 Compared with the Year Ended December 31, 2004”.

(7)	ARPU is defined as cellular/ PCS service revenues during the period divided by average number of cellular/ PCS subscribers during the period. For discussion of ARPU and a reconciliation to its most comparable measure under U.S. generally accepted accounting principles (GAAP), see “ARPU Discussion” below.

(8)	Earnings consist of income before income taxes, extraordinary gain (loss), cumulative effect of accounting changes and fixed charges. Fixed charges include interest expense, capitalized interest and the portion of rent expense representing interest.

(9)	OIBDA is defined as operating income before depreciation and amortization. For discussion of OIBDA, including reasons we believe its presentation is useful and a reconciliation to its most comparable measure under GAAP, see “OIBDA Discussion” below.

(10)	OIBDA margin is defined as OIBDA divided by service revenues.
OIBDA Discussion
OIBDA is defined as operating income before depreciation and amortization. Although we have used substantively similar measures in the past, which we called “EBITDA”, we now use the term OIBDA to describe the measure we use as it more clearly defines the elements of the measure. OIBDA margin is calculated as OIBDA divided by services revenue. These are non-GAAP financial measures. They differ from operating income and operating margin, as calculated in accordance with GAAP, in that they exclude depreciation and amortization. They differ from net income, as calculated in accordance with GAAP, in that they exclude, as presented in our Consolidated Statements of Income: (i) depreciation and amortization, (ii) interest expense, (iii) minority interest in earnings of consolidated entities, (iv) equity in net (loss) earnings of affiliates, (v) other, net, and (vi) provision (benefit) for income taxes. We believe these measures are relevant and useful information to our investors as they are an integral part of our internal management reporting and planning processes and are important metrics that our management uses to evaluate the operating performance of our consolidated operations. They are used by management as a measurement of our success in acquiring, retaining and servicing subscribers because we believe these measures reflect our ability to generate and grow subscriber revenues while providing a high level of customer service in a cost-effective manner. Management also uses these measures as a method of comparing our performance with that of many of our competitors. The components of OIBDA include the key revenue and expense items for which our operating managers are responsible and upon which we evaluate their performance. Lastly, we use this measure for planning purposes and in presentations to our board of directors, and we use multiples of this current or projected measure in our discounted cash flow models to determine the value of our licensing costs and our overall enterprise valuation.
OIBDA does not give effect to cash used for debt service requirements and thus does not reflect available funds for distributions, reinvestment or other discretionary uses. OIBDA excludes other, net, minority interest in earnings of consolidated entities and equity in net (loss) earnings of affiliates, as these do not reflect the operating results of our subscriber base and our national footprint that we utilize to obtain and service our customers. Equity in net (loss) earnings of affiliates represents our proportionate share of the net (loss) earnings of affiliates in which we exercise significant influence, but do not control. As we do not

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 6.	Selected Financial Data
control these entities, our management excludes these results when evaluating the performance of our primary operations. Although excluded, equity in net (loss) earnings of affiliates may include results that are material to our overall net income. OIBDA also excludes interest expense and the provision (benefit) for income taxes. Excluding these items eliminates the expenses associated with our capitalization and tax structures. Finally, OIBDA excludes depreciation and amortization, in order to eliminate the impact of capital investments.
We believe OIBDA as a percentage of service revenues to be a more relevant measure of our operating margin than OIBDA as a percentage of total revenue. We generally subsidize a portion of our handset sales, all of which are recognized in the period in which we sell the handset. This results in a disproportionate impact on our margin in that period. Management views this equipment subsidy as a cost to acquire or retain a subscriber, which is recovered through the ongoing service revenue that is generated by the customer. We also use service revenues to calculate margin to facilitate comparison, both internally and externally with our competitors, as they calculate their margins using services revenue as well.
There are material limitations to using these non-GAAP financial measures, including the difficulty associated with comparing these performance measures as we calculate them to similar performance measures presented by other companies, and the fact that these performance measures do not take into account certain significant items, including depreciation and amortization, interest, tax expense and equity in net (loss) earnings of affiliates, that directly affect our net income. Management compensates for these limitations by carefully analyzing how our competitors present performance measures that are similar in nature to OIBDA as we present it, and considering the economic effect of the excluded expense items independently as well as in connection with its analysis of net income as calculated in accordance with GAAP. OIBDA and OIBDA margin should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with GAAP. OIBDA and OIBDA margin, as we have defined them, may not be comparable to similarly titled measures reported by other companies.
ARPU Discussion
ARPU is defined as cellular/ PCS service revenues during the period divided by average cellular/ PCS subscribers during the period. This metric is used to compare the recurring revenue amounts generated on our cellular/ PCS network to prior periods and internal targets. Our ARPU calculation excludes revenues from a business we sold in late 2004 and thereby makes our metric more comparable with other wireless carriers, which we believe makes it more useful to investors.

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 6.	Selected Financial Data

Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures.

	Year Ended December 31,

	2001	2002	2003	2004	2005

Income before cumulative effect of accounting change	$1,666	$1,205	$977	$201	$333
Plus: Interest expense	822	911	856	900	1,260
Plus: Minority interest in earnings of consolidated entities	122	123	101	86	102
Plus: Equity in net (loss) earnings of affiliates	68	274	333	415	(5)
Plus: Other, net	(164)	(29)	(41)	(16)	(64)
Plus: Provision (benefit) for income taxes	8	12	28	(58)	198

Operating income	2,522	2,496	2,254	1,528	1,824
Plus: Depreciation and amortization	1,916	1,849	2,089	3,077	6,575

OIBDA	$4,438	$4,345	$4,343	$4,605	$8,399

ARPU
Service revenues	$13,229	$13,922	$14,317	$17,602	$30,638
Less: Mobitex data revenues	185	189	220	207	73

Service revenue used to calculate ARPU	$13,044	$13,733	$14,097	$17,395	$30,565

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
This management’s discussion and analysis of financial condition and results of operations is intended to provide investors with an understanding of our past performance, financial condition, and prospects. The following will be discussed and analyzed:

•	Overview of Business

•	Industry and Operating Trends

•	Components of Our Operating Results

•	Consolidated Results of Operations

•	Liquidity and Capital Resources

•	Critical Accounting Policies and Estimates

•	Related Party Transactions

•	Recent Accounting Pronouncements
Overview of Business
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
At December 31, 2005, we served 54.1 million voice and data subscribers over our cellular and PCS networks and were the largest provider of wireless voice and data communications services in the U.S., based on both the number of wireless subscribers and revenues. We had access to FCC licenses to provide cellular or PCS wireless communications services covering 294 million POPs, or approximately 99% of the U.S. population, including all of the 100 largest U.S. metropolitan markets.
Industry and Operating Trends
We compete for customers based principally on our reputation, network quality, customer service, price and service offerings. We face substantial and increasing competition in all aspects of our business. Our competitors are principally three national (Verizon Wireless, Sprint Nextel and T-Mobile) and a large number of regional providers of cellular, PCS and other wireless communications services, as well as resellers. In addition, we may experience significant competition from companies that provide similar services using other current or future communications technologies and services. Our management focuses on key wireless industry drivers — subscriber penetration, average revenue per user (ARPU), operating income, OIBDA (defined as operating income before depreciation and amortization) and reputation within the wireless industry — to evaluate our performance.
The wireless telecommunications industry is continuing to grow and consolidate. A high degree of competition exists among the current four national carriers, their affiliates and the smaller regional carriers. This competition and other factors will continue to put pressure on pricing, margins and subscriber churn as the carriers compete for customers. Future carrier revenue growth is highly dependent upon the number of net subscriber additions a carrier can achieve and the ARPU derived from its subscribers.
Our operating results for 2005 were significantly affected by our acquisition of AT&T Wireless in October 2004, and the activities we undertook to integrate its operations into ours. To a lesser extent, in the third and fourth quarters of 2005, hurricanes Katrina and Rita impacted financial results by increasing expenses to repair our facilities.
Net subscriber additions increased on a year-over-year basis, especially postpaid contract subscribers who generate the highest revenue per subscriber.
Our OIBDA margin continued to strengthen as our merger integration initiatives progressed and was higher in 2005 than in the prior year.
The quarterly average revenue per user, or ARPU, continued to decline slightly on a year-over-year basis as we were successful in attracting new customers by offering plans that;

•	add incremental revenue but at a lower rate than our primary plans, such as FAMILYTALK®, prepaid plans and/or plans offered through reseller arrangements;

•	allow customers to carry over unused minutes to succeeding months (ROLLOVER® plans), which reduces overage revenues; include no roaming or long distance revenue; and

•	allow our customers to call each other for free.
These plans effectively position Cingular to compete for customers and add incremental revenue, though they negatively affect ARPU. Our ARPU is also adversely affected by the general competitive environment and increasing wireless penetration, which puts pressure on the prices we can charge. In addition, we added a higher aggregate percentage of lower-ARPU prepaid and reseller subscribers than

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
postpaid subscribers during the fourth quarter of 2005. Therefore, ARPU will continue to be under pressure. These pressures are offset in part by incremental revenue drivers related to data products such as ring tones and messaging,
Competition and the high rate of wireless service penetration may continue to adversely impact gross additions, revenue growth, expenses and margins. We expect cost of services increases to continue due to higher network system usage, higher costs as we integrate AT&T Wireless’ network and operations and, to a lesser extent, redundant expenses related to operating multiple networks as our subscriber base transitions from our TDMA and analog networks to our GSM network. If we are successful in increasing the growth rate of gross subscriber additions, our subscriber acquisition costs will also increase. We also expect increased costs to maintain and support our growing subscriber base, including costs to migrate AT&T Wireless subscribers to the Cingular common service offerings and for customer care initiatives to improve our level of service to our combined subscriber base and to retain existing subscribers. Our network integration and upgrade will result in increased costs, as compared to prior periods, as we have accelerated the depreciation of our TDMA network and redundant network facilities. In further comparison to prior periods, we expect to incur higher depreciation costs as a result of the enhancement of the network coverage in our footprint and installation of high-speed 3G UMTS/ HSDPA technology in our network infrastructure. However, given our strategic business decisions and our continued execution of our integration plans, we do expect to realize, in the near and long term, synergies and cost efficiencies in the operation of our network, as well as other areas of our business, such as information technology, sales distribution and customer care. Further cost efficiencies and productivity improvement will result from ongoing efforts to reduce general and administrative expenses and decreased roaming costs as a result of lower negotiated roaming rates with other carriers and the acquisition of AT&T Wireless. The effective management of subscriber churn is also paramount in improving margins.

Integration of AT&T Wireless
In October 2004, our Manager acquired AT&T Wireless approximately $41,000 in cash, and then sold its interest in AT&T Wireless to us. At the acquisition date, AT&T Wireless served nearly 22 million subscribers over its cellular and PCS networks in the U.S. and the Caribbean. AT&T Wireless also held equity interests in U.S. and international communications ventures, corporations and partnerships.
We have finalized and are implementing plans to exit certain activities and dispose of certain assets of AT&T Wireless, including redundant facilities and interests in certain foreign operations, and to integrate fully the acquired operations. These plans affect many areas of the combined company, including sales and marketing, network, information technology, customer care, supply chain and general and administrative functions. In connection therewith, we expect to continue to incur significant costs over the next several quarters associated with such dispositions and integration activities. We have begun to realize cost savings and improvements in the operating performance of our combined operations from the elimination of redundant facilities, advertising costs, staff functions, capital expenditures and other costs. We expect these synergy savings to partially offset integration costs and higher amortization expense and contribute to higher operating margins, beginning during 2006.
For the year ended December 31, 2005, our operating income was negatively impacted by $876 of integration costs which were primarily reflected within “Selling, general and administrative” expenses, “Cost of services” expenses and “Depreciation and amortization” expenses. Integration costs impacting “Selling, general and administrative” and “Cost of services” expenses during the year ended December 31, 2005, primarily included: sales and distribution related expenses, as we continued efforts to integrate our sales processes and rationalize our distribution channels; continued support of our common customer service initiative; and, network and systems integration costs. Employee termination benefits recorded in

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
accordance with SFAS No. 112, Employers’ Accounting for Postemployment Benefits (SFAS 112), totaled $42 for the year ended December 31, 2005. We also recorded employee termination benefits to be provided to former AT&T Wireless employees totaling $85 for the year ended December 31, 2005 which were recognized under EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (EITF 95-3). Lastly, our operating income was negatively impacted by approximately $1,713 for the year ended December 31, 2005, of non-cash amortization expenses related to amortizable intangible assets that were recorded with the acquisition.

Network Integration Plan
In June 2005, we finalized a portion of our plan to integrate certain acquired network assets of AT&T Wireless. The plan primarily addressed certain TDMA network equipment in locations where we and AT&T Wireless had overlapping TDMA network assets and AT&T Wireless had deployed UMTS assets, which we planned to replace. This plan included decommissioning TDMA assets (approximately 85% former AT&T Wireless assets and 15% legacy Cingular assets) and replacing former AT&T Wireless’ UMTS assets by the end of 2005. The valuation of the AT&T Wireless assets was reduced by approximately $145 and was reflected as an adjustment to the original purchase price allocated to these assets as of the acquisition date. The adjustment to depreciation expense recorded in the second quarter related to the revaluation of these former AT&T Wireless assets was not material. The determination to decommission certain legacy Cingular assets as part of the initial phase of the network integration plan resulted in a net increase of $257 in depreciation expense for 2005.
In October 2005, we approved the second and final phase of our network integration plan. This plan complemented the activities that were undertaken in June 2005 to eliminate redundant network facilities that arose upon the purchase of AT&T Wireless. In connection with the second phase of the network integration plan, we are integrating our GSM networks, decommissioning redundant cell sites and core network elements and swapping vendor equipment in various markets in order to have like equipment in each operating market. The plan is anticipated to result in the decommissioning of approximately 7,600 cell sites, of which approximately 5,700 were acquired from AT&T Wireless. The valuation of the former AT&T Wireless assets affected by the second phase of the network integration plan was reduced by approximately $1,319 and was reflected as an adjustment to the original purchase price allocated to these assets as of the acquisition date. Certain legacy Cingular assets are depreciated on an accelerated basis. The incremental depreciation associated with those legacy assets was $165 for the fourth quarter of 2005. We expect to complete activities associated with our network integration plans by December 31, 2006.

Retail Stores and Administrative Space Integration Plans
During the second quarter of 2005, management finalized plans to integrate the retail stores and administrative space requirements for the sales/distribution and corporate real estate functions. These plans resulted in the closure of over 600 retail stores and kiosks as of December 31, 2005, and the termination of leases in 86 buildings used for administrative and support functions. The valuation of former AT&T Wireless non-network assets affected by these integration plans was reduced by $74 and was reflected as an adjustment to the original purchase price allocated to these assets as of the acquisition date. The adjustment to depreciation expense recorded in 2005 related to the revaluation of these assets was not material. Legacy Cingular assets affected by the integration plans will be depreciated on an accelerated basis through their estimated remaining lives; the impact to depreciation expense in 2005 and in future periods from the revised useful lives for these assets is not material. In addition, approximately 130 new stores were built in 2005.

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Exit Costs Recorded under Integration Plans
In addition to the revaluation of assets, we incurred and recorded certain costs and accruals associated with the integration plans in accordance with the requirements of EITF 95-3 and Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). Costs recorded under EITF 95-3 during 2005 to exit certain AT&T Wireless activities totaled $576, and resulted in adjustments to the purchase price allocation for assets acquired and liabilities assumed in the acquisition of AT&T Wireless. Costs of $54 were recognized in 2005 in the income statement within “Selling, general, and administrative” expenses and “Cost of services” expenses under SFAS 146 when those costs were incurred. The majority of the costs recognized relate to termination fees associated with leases and other contractual arrangements related to legacy Cingular assets.

Asset Dispositions
During April 2005, we completed a series of transactions to dispose of domestic wireless assets, including those required to be divested by the FCC and the DOJ in connection with our acquisition of AT&T Wireless. These divested assets did not have a material impact on our ability to provide services in such markets or on our results of operations.

Termination of GSM Facilities, LLC (GSMF) Network Infrastructure Joint Venture
In May 2004, we entered into an agreement with T-Mobile, subject to the closing of the acquisition of AT&T Wireless, to dissolve GSMF, sell to T-Mobile certain spectrum licenses and other assets and exchange certain other spectrum licenses. The first stage of these transactions closed in January 2005.
Pursuant to the agreement, we sold our ownership of the California/ Nevada Major Trading Area (MTA) network assets to T-Mobile for approximately $2.5 billion in cash. We retained the right to utilize the California/ Nevada and New York T-Mobile networks during a four-year transition period and have committed to purchase a minimum number of minutes over this term for resale with a purchase commitment value of $1.2 billion (see Note 15 to the consolidated financial statements). Our remaining purchase commitment was approximately $520 million at December 31, 2005. Cingular and T-Mobile retained all of their respective subscribers in each market. Additionally, in January 2005, we sold 10 MHz of spectrum to T-Mobile in each of the San Francisco, Sacramento and Las Vegas Basic Trading Areas (BTAs) for $180 million as part of the dissolution of GSMF.
As part of the original joint venture agreement, Cingular and T-Mobile were each to receive 50% of the spectrum used in the operation of the joint venture following its dissolution. Spectrum licenses were not contributed to the joint venture upon its formation in 2001, but rather were subject to a separate agreement governing their use. In connection with the dissolution, Cingular and T-Mobile are contractually required to exchange certain spectrum licenses. We expect the spectrum licenses to be exchanged on January 1, 2007. Further, we expect to recognize a net gain on the dissolution of the joint venture upon the completion of the spectrum exchange in 2007, principally due to the value of New York spectrum to be received in connection with the consummation of these transactions.
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
consolidated voice and data service revenues. Service revenues, which we record when services are provided net of service credits and adjustments, include revenues from:

•	recurring monthly access charges;

•	airtime usage, including prepaid service;

•	long distance charges;

•	charges for optional features and services such as voice mail, unlimited mobile-to-mobile calling, roadside assistance, caller ID and data services;

•	billings for USF and other regulatory program fees;

•	roaming charges we bill to our customers for their use of our and other carriers’ networks, which we refer to as “incollect roaming” revenues; and

•	roaming charges we bill to other wireless service providers whose customers use our network, which we refer to as “outcollect roaming” revenues.
Revenues from data services as a percentage of total service revenues have increased each year and comprised approximately 9% of total service revenues for 2005. We expect revenues from our wireless data services to continue to increase but not to comprise a substantial portion of service revenues for the foreseeable future. We expect growth in wireless data services to be driven by the increased availability and/or usage of higher-speed GPRS, EDGE and UMTS/ HSDPA technology across our network and the introduction of new data applications for business and consumer use, including access to email, Internet content, mobile commerce and location-based services.
As a result of the AT&T Wireless acquisition, our consolidated outcollect roaming revenues are substantially less due to a reduction or elimination of intra-company revenues between Cingular and AT&T Wireless. There is also a corresponding elimination of roaming expenses, a component of cost of services, as described below.
Equipment Sales. Equipment sales include revenues from the sale of handsets and accessories to new and existing customers and to agents and other third-party distributors. The trend in equipment sales is generally comparable to the trend in gross subscriber additions, as well as being impacted by customers who upgrade their handsets.

Operating Expenses
Our operating expenses include:

•	cost of services;

•	cost of equipment sales;

•	selling, general and administrative expenses; and

•	depreciation and amortization.
Cost of Services. Cost of services includes network costs related to voice and data transmissions and includes the costs to monitor, maintain and service our network and wireline facilities expense, as well as costs related to payments into the USF and other regulatory funds. We expect cost of services to continue to increase as a result of higher network system costs associated with increased subscriber usage. Cost of services also includes roaming charges and long distance expense for services provided by other telecommunications carriers. Overall, we expect these third-party costs to continue to decrease. Roaming

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
costs continue to decline as increased usage stimulated by national rate plans’ inclusion of free roaming is more than offset by lower negotiated roaming rates. Additionally, as a result of the AT&T Wireless acquisition, our consolidated roaming expenses are less as a result of a reduction or elimination of intra-company roaming costs between Cingular and AT&T Wireless. There is also a corresponding elimination of outcollect roaming revenue, a component of service revenues, as described above. We expect reductions in roaming costs to be partially offset by higher domestic and international long distance costs as usage increases.
Cost of Equipment Sales. Cost of equipment sales includes the cost of handsets and accessories. Some of our third-party distributors purchase handsets and accessories from us, nominally above cost. However, we generally sell handsets below cost to customers who purchase through direct sales channels, such as our company stores, as an inducement to customers to agree to one-year and two-year subscription contracts, to upgrade service or in connection with other promotions. As a result, revenues from equipment sales are more than offset by the related cost of equipment sales, resulting in a net subsidy to customers. In addition, we have actively focused on selling services to new subscribers and upgrading existing subscribers to digital handsets and service, which improves network efficiency and lowers our per minute operating costs. The trend in the cost of equipment sales generally follows the trend in gross subscriber additions and customer upgrades, but is also impacted by changes in the cost of handsets. As we continue to upgrade our network and introduce new data offerings, we expect to see an increase in higher-cost, feature-rich handsets for both new and existing subscribers. As one of the largest purchasers of handsets in the U.S., we believe we will be able to purchase handsets at attractive volume-discounted rates.
Selling, General and Administrative. Selling, general and administrative expenses include:

•	sales and marketing costs, including the costs of advertising and promotions;

•	distribution expenses, including the costs to maintain retail locations and the commissions paid to our own sales force as well as agents and other third-party distributors;

•	provisions for uncollectible receivables; and

•	other administrative costs, such as finance, information technology, human resources, billing operations, customer service and other overhead costs.
Depreciation and Amortization. Depreciation and amortization expense includes non-cash expenses relating to the depreciation of property, plant and equipment, amortization of internal use software and amortization of identifiable finite-lived intangibles, such as customer relationships. Depreciation and amortization expense excludes depreciation related to assets used in our joint ventures. See “Equity in Net (Loss) Earnings of Affiliates” below. Depreciation expense pertaining to assets used in our business has been generally increasing as a result of our capital expenditures and recognition of shorter TDMA asset lives. We expect this expense to continue to increase in the foreseeable future as we make substantial capital expenditures to expand and upgrade our network and make other investments. See “Cash Requirements” below for a discussion of our capital expenditures and other investments. Additionally, amortization expense increased in 2005 over prior years as a result of the customer relationship and AT&T trade name intangible assets recorded with our acquisition of AT&T Wireless. This amortization expense will decrease in 2006 when compared to 2005, as the AT&T trade name intangible asset was fully amortized during 2005 and as the amortization related to the customer relationship intangible asset decreases.

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other Income (Expenses)
Interest Expense. Interest expense includes interest costs related primarily to our indebtedness and capital leases, net of amounts capitalized. Interest expense for 2005 increased over 2004, primarily due to the additional $9,500 of AT&T Wireless Senior Notes we assumed with our acquisition of AT&T Wireless. This increase was, and will continue to be, partially offset by a reduction in interest expense due to the amortization of a $2,045 purchase accounting fair value premium associated with the assumed debt.
Minority Interest in Earnings of Consolidated Entities. Minority interest reflects the share of net (loss) earnings allocated to members or partners in our consolidated entities.
Equity in Net (Loss) Income of Affiliates. We have non-controlling equity investments in various entities. Effective January 2005, we terminated GSMF. For further information regarding our equity investments, see also Note 5, “Investments in and Advances to Equity Affiliates”, to our consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data”.

Income Taxes
We are not a taxable entity for federal income tax purposes. Rather, federal taxable income or loss is included in our respective members’ federal income tax returns. Our provision (benefit) for income taxes includes federal and state income taxes for certain of our corporate subsidiaries, as well as for certain states which impose income taxes upon non-corporate legal entities. The acquisition of AT&T Wireless resulted in a significant increase in our pre-tax income (loss) from our corporate subsidiaries. AT&T Wireless retained its corporation status, however, after the acquisition, AT&T Wireless contributed the majority of its assets and liabilities to Cingular Wireless II, LLC (CW II), which it owns jointly with Cingular. In exchange for the assets and liabilities contributed to CW II, AT&T Wireless received a 43% ownership interest in CW II, from which any income (loss) is allocated and is subject to federal and state income taxes. The remaining income (loss) from CW II is allocated to us and flows through to our members who are taxed at their level pursuant to federal and state income tax laws. For further information, see also Note 13, “Income Taxes”, to our consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data”.

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Consolidated Results of Operations

Year Ended December 31, 2005 Compared with the Year Ended December 31, 2004

Subscriber Base

	Year Ended
	December 31,		Change

	2004	2005	Fav(Unfav)%

	(In thousands)
Subscribers
Beginning of Period	24,027	49,132	25,105	104.5%
Net Additions (Losses)
Postpaid	2,415	3,316	901	37.3
Prepaid	26	(115)	(141)	NM
Reseller	897	1,805	908	101.2

Total Net Additions	3,338	5,006	1,668	50.0
Acquisition and Other	21,767	6	(21,761)	NM

End of Period	49,132	54,144	5,012	10.2

Gross Additions
Postpaid	9,325	13,453	4,128	44.3
Prepaid	1,687	3,114	1,427	84.6
Reseller	1,638	1,919	281	17.2

Total Gross Additions	12,650	18,486	5,836	46.1%

NM — Not meaningful
We had 54.1 million cellular/ PCS subscribers at December 31, 2005. We added approximately 5.0 million subscribers to our subscriber base during December 31, 2005, up from 3.3 million a year ago, and our gross subscriber additions in 2005 totaled nearly 18.5 million. The increase in subscriber gross additions was primarily driven by the following:

•	the larger distribution network of the combined company;

•	attractive service offerings, including the popularity of our FAMILYTALK® plans and our ROLLOVER® plan feature; and

•	and continued high levels of advertising of the combined company.
For 2005, our monthly cellular/ PCS churn rate was 2.2%, down from 2.7% in the prior year. The decline in our churn resulted primarily from a lower churn rate in our postpaid subscriber base, the change in our methodology in calculating churn related to our reseller subscribers and changes resulting from the conformity changes implemented in the fourth quarter of 2004. Partially offsetting these declines was an increase in the churn rate among our legacy prepaid subscribers. Postpaid churn for 2005 was 1.9%, down from 2.3% in the prior year. We believe that the decline in our postpaid churn resulted as the combined company provides a more compelling value proposition than Cingular was able to provide before the acquisition, including more affordable rate plans, broader network coverage, higher network quality, exclusive devices and mobile-to-mobile calling to over 54.1 million Cingular subscribers. Since the acquisition of AT&T Wireless, we have successfully migrated approximately 7 million former AT&T

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Wireless subscribers to Cingular service offerings, including approximately 5 million for the year ended December 31, 2005.
Beginning in the first quarter of 2005, we adopted a new reseller churn calculation methodology that resulted in an aggregated churn calculation that is more comparable with our major competitors. Prior to 2005, we included gross reseller disconnects in our churn calculation. Effective with the first quarter of 2005, we based our churn calculation on total net reseller disconnects. The change resulted in an improvement to our reported churn for the year ended December 31, 2005 of 32 basis points.
Other adjustments to our subscriber base during the year ended December 31, 2005, reflected the removal of subscribers associated with markets sold during this respective period. Additionally, the adjustments reflect the inclusion of the subscribers associated with the Arkansas properties contributed to us from AT&T, partially offset by the removal of subscribers associated with markets sold during this respective period, including those that were required to be divested by the FCC and DOJ in connection with their approval of our acquisition of AT&T Wireless.

Historical Consolidated Data — For the years ended December 31, 2004 and 2005.

	Year Ended
	December 31,		Change

	2004	2005	$	%

Operating revenues
Local service revenue — voice	$14,968	$25,187	$10,219	68.3%
Data revenue	892	2,677	1,785	200.1

Total local service revenue	15,860	27,864	12,004	75.7
Incollect roamer revenue	764	1,302	538	70.4
Long distance	229	479	250	109.2

Subscriber revenue	16,853	29,645	12,792	75.9
Outcollect revenue	585	702	117	20.0
Other revenue	164	291	127	77.4

Other service revenue	749	993	244	32.6

Wireless service revenue	17,602	30,638	13,036	74.1
Equipment sales	1,963	3,795	1,832	93.3

Total operating revenues	19,565	34,433	14,868	76.0

Operating expenses
Cost of services (excluding depreciation)	4,737	9,318	4,581	96.7
Cost of equipment sales	2,874	5,069	2,195	76.4
Selling, general and administrative	7,349	11,647	4,298	58.5
Depreciation and amortization	3,077	6,575	3,498	113.7

Total operating expenses	18,037	32,609	14,572	80.8

Operating income	1,528	1,824	296	19.4

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Year Ended
	December 31,		Change

	2004	2005	$	%

Other income (expenses):
Interest expense	(900)	(1,260)	(360)	40.0
Minority interest in earnings of consolidated entities	(86)	(102)	(16)	18.6
Equity in net (loss) earnings of affiliates	(415)	5	420	NM
Other, net	16	64	48	NM

Total other income (expenses)	(1,385)	(1,293)	92	(6.6)

Income before provision (benefit) for income taxes	143	531	388	271.3
Provision (benefit) for income taxes	(58)	198	256	NM

Net income	$201	$333	$132	65.7%

Operating Revenues
Total operating revenues, increased $14,868, or 76.0%, to $34,433 for 2005 when compared with the corresponding prior year. The growth in service revenues compared with the corresponding prior year was primarily the result of increased revenues associated with our acquisition of AT&T Wireless in the fourth quarter of 2004. To a lesser extent, service revenues increased as a result of postpaid subscriber growth and higher data and regulatory fee revenues in the traditional Cingular markets. For 2005, when compared with the corresponding prior year, equipment sales contributed $1,832 of the increase in total operating revenues. The components of the change in service revenues are described as follows:
Wireless service revenue. Wireless service revenue, increased $13,036, or 74.1%, for 2005 over the corresponding prior year period.
The local service component of total service revenues includes recurring monthly access charges, airtime usage, including prepaid service, and charges for optional features and services, such as voice mail, mobile-to-mobile calling, roadside assistance, caller ID and handset insurance. Local service revenues also include billings to our customers for the USF and other regulatory fees and pass-through taxes.
The key driver of the increase in local service revenues for 2005 was an increase of 75.8% in the average number of cellular/ PCS subscribers, including the nearly 22 million subscribers acquired with the AT&T Wireless transaction. The increase in local service revenues was partially offset by a decline in our monthly access charges and airtime usage due to an increase in the number of our subscribers on our ROLLOVER® plans, which allow subscribers to carry over unused minutes for up to one year, and our free mobile-to-mobile minutes, which allow Cingular subscribers to call other Cingular subscribers at no charge. Data revenues also increased by $1,785 over the prior year as a result of increased data service penetration and usage of SMS short messaging and other data services by our cellular/ PCS subscribers, including those data subscribers assumed in the AT&T Wireless acquisition. Partially offsetting these increases was the loss of revenues from our Mobitex data business, which we sold during the fourth quarter of 2004, and $32 in revenue losses associated with subscribers affected by hurricane Katrina.
Roaming revenues, including both incollect and outcollect revenues, increased $655 for 2005 when compared with the prior year. These increases resulted as higher roaming revenues from the acquired AT&T Wireless subscriber base more than offset the elimination of the intracompany roaming between former AT&T Wireless and Cingular markets and a reduction in roaming rates.

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Long distance revenues for year ended December 31, 2005 increased $250 from the prior year due to the revenue associated with the acquired AT&T Wireless subscribers and an increase in international long distance revenues from the traditional Cingular subscriber base as more subscribers continue to migrate to our GSM network, which allows for more access to international calling than TDMA technology.
Equipment Sales. Equipment sales increased $1,832, or 93.3%, to $3,795 for 2005 compared to $1,963 for 2004. The majority of the increase was from handset sales, which increased $1,218, or 84.5%, for 2005. The overall increases were driven primarily by sales from new subscribers in former AT&T Wireless markets, higher volumes of equipment sales in the traditional Cingular markets and increased equipment sales from former AT&T Wireless subscribers migrating to Cingular common service offerings.

Operating Expenses
Cost of services (exclusive of depreciation). The $4,581, or 96.7%, increase in cost of services for 2005 when compared with the prior year resulted from the increase in costs of a larger business attributable to the AT&T Wireless acquisition, increased network usage, associated network system growth and increased costs for long distance, reseller services and USF fees.
The local systems costs component of cost of services include local network system costs, interconnect, property taxes, reseller services and USF fees. These combined costs increased $3,870, primarily attributable to the AT&T Wireless acquisition. The increases to local network system costs and reseller services of $1,545 and $870, respectively, accounted for the majority of the increase to the local systems component. The local network systems costs increase resulted primarily from the incremental network activity due to the acquisition and also from increases due to the cost of network rationalization and hurricane expenses. The reseller services increase resulted from the incremental amount from the acquisition and from increased costs associated with the California/ Nevada network sold to T-Mobile in the first quarter of 2005. The remainder of the local systems cost component came from increases to interconnect of $805 and USF fees of $517. The interconnect and USF fees increases primarily resulted from the incremental activity from the acquisition. Interconnect also had a slight volume increase.
For year ended December 31, 2005, compared with the prior year, incollect roaming costs increased $373 and long distance costs increased $338. Both increases were driven by higher volumes of minutes, including those minutes associated with the acquired AT&T Wireless subscribers, which more than offset rate decreases for both incollect minutes and long distance minutes, and the elimination of intracompany roaming between former AT&T Wireless subscribers and Cingular.
Cost of services increases for 2005, as compared with the prior year, also included $97 of equipment writeoffs and expenses incurred in connection with damages caused by, and service restoration efforts undertaken in the aftermath of, hurricanes Katrina and Rita. Cost of services expenses included $195 of integration expense for 2005, mostly related to the integration and rationalization of the network.
Cost of equipment sales. For 2005, the $2,195 increase from the prior year was driven primarily by higher unit sales associated with the acquired AT&T Wireless markets, as well as higher unit sales in the traditional Cingular markets. Higher unit sales resulted both from the 46.1% increase in gross subscriber additions as well as increased upgrade activity. Upgrade costs increased $602 when compared with the prior year due to the migration of former AT&T Wireless subscribers to Cingular common service offerings and a shift to more advanced handsets following our GSM/ GPRS/ EDGE network overlay.
Selling, general and administrative expenses. Selling, general and administrative expenses for 2005 increased $4,298, or 58.5%, when compared with the prior year, driven primarily by the AT&T Wireless acquisition. Selling, general and administrative expenses during the year ended December 31, 2005

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
included $264 of integration expenses, primarily related to employee termination benefits for former Cingular employees, continued spending associated with re-branding the combined company and support of our common customer service initiative and system integration costs.
Selling expenses, which include sales, marketing, advertising and commission expenses, for 2005 increased $1,385, or 39.8%, when compared with the prior year. The primary increases in selling expenses related to increased sales personnel costs associated with the acquired AT&T Wireless sales force, higher advertising and promotions expenses and increased commissions expenses related to the 46.1% increase in gross subscriber additions for year ended December 31, 2005, when compared with the prior year. Selling expenses included $81 of integration expenses for 2005.
Costs for maintaining and supporting our subscriber base for 2005 increased $1,987, or 76.4%, when compared with the prior year. Increased costs were principally due to higher customer service expenses, an increase in upgrade commissions and an increase in billing and bad debt expenses. Customer service expenses for 2005 increased $960, or 87.0%, primarily driven by increased headcount and employee-related expenses acquired from AT&T Wireless to support our larger subscriber base, as well as customer retention and customer service improvement initiatives. Customer service expenses included $21 of integration related costs for 2005. Upgrade commissions for 2005 increased $261, or 41.8%, and were primarily driven by an increase in handset upgrade activity and higher commission incentives related to the migration of our AT&T Wireless subscribers to Cingular common service offerings. Since the acquisition of AT&T Wireless, we have successfully migrated approximately 7 million former AT&T Wireless subscribers to Cingular service offerings, including approximately 5 million during the year ended December 31, 2005. Other maintenance cost increases include higher billing and bad debt related expenses related to the growth in our subscriber base. Other administrative costs for 2005 increased $926, or 73.3%, when compared with the prior year and included $162 of integration costs. In addition to the integration costs, administrative costs increased as a result of incremental expenses associated with the acquired AT&T Wireless administrative personnel.
Depreciation and amortization. For 2005, depreciation and amortization expenses totaled $6,575, representing an increase of $3,498 when compared with the prior year. Depreciation expense increased primarily due to incremental depreciation associated with the property, plant and equipment acquired in the AT&T Wireless acquisition and depreciation related to our ongoing capital spending associated with our GSM network. Additionally, depreciation expense increased over the prior year as a result of a reduction of the estimated useful lives of certain legacy Cingular TDMA assets and other equipment associated with a portion of our network integration plan related to our AT&T Wireless acquisition, which increased depreciation expense by approximately $417 during the year ended December 31, 2005. This increase was offset to a degree by a reduction to depreciation expense related to former AT&T Wireless assets resulting from integration plans approved in 2005 and other refinements to the purchase price. Intangibles amortization expense for 2005 totaled $1,763 representing an increase of $1,249 when compared with the prior year, primarily due to amortization of the customer relationship and other intangible assets recorded with the AT&T Wireless acquisition. The increase was partially offset by a decrease in amortization associated with intangible assets that became fully amortized during 2004.

Other Income (Expenses)
Interest Expense. For 2005, interest expense totaled $1,260 and represented an increase of $360 over the prior year. The increase in interest expense resulted primarily from interest associated with the $9,500 in Senior Notes assumed in the AT&T Wireless acquisition, of which $9,250 was outstanding as of December 31, 2005. The increases in interest expense associated with the Senior Notes were partially offset by the amortization of the premium that was established under purchase accounting to record the

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
AT&T Wireless debt at fair value as of the acquisition date and reduced interest expense related to the repayment of $2,911 of member loans during 2005.
Minority interest in earnings of consolidated entities. For 2005, minority interest in earnings of consolidated entities totaled $102 and represented an increase of $16 over the prior year. The increase primarily resulted from increased partnership net income for 2005 over the prior year.
Equity in net (loss) earnings of affiliates. For 2005, equity in net (loss) earnings of affiliates was income of $5 versus a loss of $415 in the prior year. The losses for the year ended December 31, 2004 related primarily to GSMF, which was terminated in January 2005. See “Termination of GSMF Network Infrastructure Joint Venture” for further discussion.
Other, net. For 2005, other, net totaled $64 and primarily resulted from interest income on the cash received from the sale of certain network assets to T-Mobile in January 2005 as well as a $13 gain recognized on the sale of certain assets in April 2005.

Provision (Benefit) for Income Taxes
Provision (benefit) for income taxes. For 2005, the provision for income taxes was $198, representing an increase of $256, as compared with the prior year. The higher provision for income taxes resulted from higher pre-tax income related to our corporate subsidiaries in the current year versus the prior year and the impact of state income tax law changes. The annual increase in the provision was partly offset by the impact of adjustments to previously established valuation allowances.

Year Ended December 31, 2004 Compared with the Year Ended December 31, 2003

Subscriber Base

	Year Ended
	December 31,		Change

	2003	2004	Fav(Unfav)%

	(In thousands)
Cellular/ PCS Subscribers
Beginning of Period	21,925	24,027	2,102	9.6%
Net Additions (Losses)
Postpaid	1,526	2,415	889	58.3
Prepaid	114	26	(88)	(77.2)
Reseller	476	897	421	88.4

Total Net Additions	2,116	3,338	1,222	57.8
Acquisitions and Other Adjustments	(14)	21,767	21,781	NM

End of Period	24,027	49,132	25,105	104.5

Gross Additions
Postpaid	7,161	9,325	2,164	30.2
Prepaid	1,343	1,687	344	25.6
Reseller	881	1,638	757	85.9

Total Gross Additions	9,385	12,650	3,265	34.8%

NM — Not meaningful
We had 49.1 million cellular/ PCS subscribers at December 31, 2004, representing a growth of 25.1 million in our cellular/ PCS subscriber base from the prior year, primarily due to a nearly 22 million cellular/ PCS

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
subscriber base increase related to our acquisition of AT&T Wireless in October 2004. Additionally, for the year ended December 31, 2004, our cellular/ PCS subscriber net additions were 3.3 million, up from 2.1 million in the prior year, with 1.7 million of the 2004’s cellular/ PCS subscriber net additions occurring in the fourth quarter of 2004. This fourth quarter increase represents the highest cellular/ PCS subscriber net additions total ever when compared with the combined historical results of Cingular and AT&T Wireless. The strong performance in cellular/ PCS subscriber net additions during the fourth quarter was driven by the Cingular brand re-launch, the offering of new common rate plans and the larger distribution network of the newly combined Cingular/ AT&T Wireless subsequent to the acquisition. Also favorably impacting subscriber net additions throughout 2004 were the promotion and success of our new GSM service offerings and the continued promotion of our FAMILYTALK® service offering, a shared minutes plan that allows the addition of family members to certain primary accounts for as little as $9.99 per month, and our ROLLOVER® rate plans, which allows our subscribers to carry over any unused “anytime” minutes from month-to-month for up to one year. Excluding the impact to the prepaid subscriber base due to the AT&T Wireless acquisition, our prepaid subscriber count was reduced from the prior year, in part due to the successful promotion of our FAMILYTALK® plan, which competes for subscribers at a similar price point but with enhanced services. The increase in reseller subscriber net additions compared with the prior year can be attributed to continued growth by our primary reseller.
For the year ended December 31, 2004, our monthly cellular/ PCS churn rate was 2.7%, including the results of AT&T Wireless since its acquisition. This 2.7% churn rate was flat with Cingular’s churn rate in the prior year as a lower churn rate in our postpaid subscriber base was offset by higher churn rates in our prepaid and reseller subscribers base. During the fourth quarter of 2004, we experienced a significant improvement in our postpaid subscriber base churn rate compared with prior periods as our customers responded positively to the launch of the new Cingular, our broad network coverage and attractive GSM service offerings. Also, during the fourth quarter of 2004, conformity issues related to the calculation of churn for Cingular and AT&T Wireless reduced churn subsequent to the acquisition by 13 basis points.

Historical Consolidated Data — For the years ended December 31, 2003 and 2004.

	Year Ended
	December 31,		Change

	2003	2004	$	%

Operating revenues
Local service revenue — voice	$12,227	$14,968	2,741	22.4%
Data revenue	454	892	438	96.5

Total local service revenue	12,681	15,860	3,179	25.1
Incollect roamer revenue	757	764	7	0.9
Long distance	171	229	58	33.9

Subscriber revenue	13,609	16,853	3,244	23.8
Outcollect revenue	586	585	(1)	(0.2)
Other revenue	122	164	42	34.4

Other service revenue	708	749	41	5.8

Wireless service revenue	14,317	17,602	3,285	22.9
Equipment sales	1,260	1,963	703	55.8

Total operating revenues	15,577	19,565	3,988	25.6

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Year Ended
	December 31,		Change

	2003	2004	$	%

Operating expenses
Cost of services (excluding depreciation)	3,775	4,737	962	25.5
Cost of equipment sales	2,031	2,874	843	41.5
Selling, general and administrative	5,428	7,349	1,921	35.4
Depreciation and amortization	2,089	3,077	988	47.3

Total operating expenses	13,323	18,037	4,714	35.4

Operating income	2,254	1,528	(726)	(32.2)

Other income (expenses):
Interest expense	(856)	(900)	(44)	5.1
Minority interest in earnings of consolidated entities	(101)	(86)	15	(14.9)
Equity in net (loss) of affiliates	(333)	(415)	(82)	24.6
Other, net	41	16	(25)	(61.0)

Total other income (expenses)	(1,249)	(1,385)	(136)	10.9

Income before provision (benefit) for income taxes	1,005	143	(862)	(85.8)
Provision (benefit) for income taxes	28	(58)	(86)	(307.1)

Net income	$977	$201	(776)	(79.4)%

Operating Revenues
Total operating revenues, consisting of service revenue and equipment sales, increased $3,988, or 25.6%, to $19,565 for the year ended December 31, 2004, compared with $15,577 for the prior year. The primary driver behind the year over year increases in almost every component of total operating revenues was our acquisition of AT&T Wireless in late October 2004 and inclusion of their operating results since the acquisition. Excluding the impact of the AT&T Wireless acquisition, total operating revenues continued to be favorably impacted by growth in service revenues as a result of a higher average cellular/ PCS subscriber base and the continued growth in data revenues. Equipment sales contributed $703 to the increase in total operating revenues, driven both by strong subscriber growth and handset upgrade activity. The components of the changes in operating revenues are described as follows:
Wireless service revenue. Wireless service revenue, comprised of local voice and data services, roaming, long distance and other revenue, increased $3,285, or 22.9%, compared with the prior year.
The local service component of total service revenue includes recurring monthly access charges, airtime usage, including prepaid service, and charges for optional features and services, such as voice mail, mobile-to-mobile calling, roadside assistance, caller ID, handset insurance and data services. It also includes billings to our customers for USF and other regulatory fees.
The primary driver of the $3,179, or 25.1%, increase in local service revenue for year ended December 31, 2004 was the inclusion of the former AT&T Wireless operating results as a result of our acquisition in late October 2004. Excluding this impact, increases in local service revenue resulted from the higher average subscriber base and increases in revenues from USF and other regulatory program fee billings.

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Strong growth in data revenue of $438, or 96.5%, including the impact of the AT&T Wireless acquisition, continues to favorably impact local service revenue, driven primarily by increased data service penetration and use of text messaging and other data services by our cellular/ PCS subscribers. For the year ended December 31, 2004, data revenue included $686 from our cellular/ PCS business and $206 from our Mobitex business, which we sold during the fourth quarter of 2004. For the year ended December 31, 2003, data revenue from our Mobitex business was $218.
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
Equipment sales. For the year ended December 31, 2004, equipment sales increased $703, or 55.8%, primarily driven by overall higher handset sales, including the impact of a significant increase in subscriber gross additions due to the acquisition of AT&T Wireless. Subscriber migrations to Cingular rate plans as a result of the acquisition also increased handset upgrade revenue.

Operating Expenses
Cost of services (exclusive of depreciation). Total cost of services, excluding depreciation, increased $962, or 25.5%, to $4,737 for the year ended December 31, 2004, compared with $3,775 for the prior year. The cost of services increase for the year ended December 31, 2004 compared with the prior year was due to increases in local network system costs of $897 and in third-party system costs (i.e., roaming and long distance costs) of $30. Over half of the increase in local network system costs can be attributed to the incremental costs related to the acquired AT&T Wireless network. Excluding this impact, the overall drivers of increased local network costs are primarily related to increased network system usage and associated network system expansion costs. Increased local network system costs in 2004 versus the prior year attributable to historical pre-acquisition Cingular activities included $74 for increased costs billed to our customers related to payments into the USF and certain other regulatory funds, a $31 charge related to a fair value adjustment of our Mobitex business during the third quarter of 2004 and higher costs related to our handset insurance program due to increased claims. For the year ended December 31, 2004, excluding the overall expense increase due to the AT&T Wireless acquisition, third-party network system costs were lower as continued decreases in incollect roaming costs were only partially offset by higher long distance costs. Lower incollect roaming costs were a result of lower negotiated roaming rates with our roaming partners, which more than offset increased volumes of roaming minutes. Also, subsequent to the AT&T Wireless acquisition, Cingular’s consolidated incollect expenses reflect elimination of incollect roaming costs between the former Cingular and AT&T Wireless properties along with a corresponding elimination of outcollect revenue. Although net income neutral, this elimination will significantly reduce our incollect roaming expenses when compared to the combination of prior historical stand-alone results.

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The increase in long distance costs of $113, or 33.4%, when compared to the prior year, was primarily volume driven, impacted by the inclusion of “free long distance” in many of our regional and national rate plan offerings, which resulted in increases in subscriber long distance calls. In addition, approximately one-third of the increase in long distance costs versus 2003 was related to the incremental long distance expenses incurred as a result of the AT&T Wireless acquisition.
Cost of equipment sales. For the year ended December 31, 2004, the cost of equipment sales increased $843, or 41.5%, over the prior year, and consistent with equipment sales revenue, was primarily driven by overall higher handset sales, including the impact of a significant increase in subscriber gross additions and subscriber migrations to Cingular rate plans due to the acquisition of AT&T Wireless.
Selling, general and administrative expenses. Selling, general and administrative expenses for the year ended December 31, 2004 increased $1,921, or 35.4%, when compared with the prior year, primarily due to the incremental expense impact resulting from the addition of the AT&T Wireless’ selling, general and administrative expenses during the fourth quarter of 2004. In addition, selling, general and administrative expenses in 2004 also included $277 in integration and planning expenses associated with the AT&T Wireless acquisition, as well as other cost increases associated with increased subscriber gross additions and other customer service and support initiatives. The components of the changes in selling, general and administrative expenses are as described below:
Selling expenses, which include sales, marketing, advertising and commission expenses, increased $873, or 33.5%, for the year ended December 31, 2004, compared with the prior year. This increase was driven primarily by the addition of the incremental AT&T Wireless selling expenses subsequent to acquisition. In addition, selling expenses included $149 in integration and planning expenses, primarily related to sales and advertising associated with the new combined company re-branding and support of our common customer service experience initiative subsequent to the acquisition. Higher sales, advertising and promotion costs and commissions expenses were also a function of the increased subscriber gross additions in 2004.
Costs for maintaining and supporting our subscriber base increased $741, or nearly 40%, for the year ended December 31, 2004, compared with the prior year. Again, this increase was primarily driven by the addition of the AT&T Wireless expenses subsequent to the acquisition, and also included $34 in integration and planning expenses, primarily due to increased customer service and other expenses to support subscriber migration, transition and communication issues as a result of the acquisition. In addition to these acquisition-related increases, costs for maintaining and supporting our subscriber base were also impacted by higher bad debt expense, increased customer service expenses to support on-going subscriber retention and other service improvement initiatives and higher commission expenses associated with handset upgrades. Bad debt expense increased primarily due to higher subscriber net write-offs as a result of prior relaxed credit policies in selected areas, which we have subsequently changed, as well as residual impacts related to the implementation of wireless local number portability in late 2003. Additionally, 2003 included a $26 net recovery of prior WorldCom Inc. write-offs. Upgrade commission expenses were impacted by over one million AT&T Wireless subscriber migrations to new Cingular rate plans as a result of the acquisition.
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
capital spending, including our GSM/ GPRS/ EDGE network overlay, in addition to increases to the rate of depreciation on TDMA assets in 2004 as a result of a further review of estimated service lives. See “Critical Accounting Policies and Estimates — Long-Lived Assets — Depreciation and Amortization” and also Note 4, “Property, Plant and Equipment” in Item 8, “Financial Statements and Supplementary Data”. For the year ended December 31, 2004, amortization expense increased by $353, or 217.9%, and included an incremental $399 in amortization expense as a result of the AT&T Wireless acquisition, primarily related to amortization of the customer relationship intangible asset acquired. This increase was partially offset by certain historical Cingular finite-lived intangible assets becoming fully amortized during 2004.

Other Income (Expenses)
Interest expense. For the year ended December 31, 2004, interest expense increased $44, or 5.1%, compared to the prior year and included an incremental $97 in interest expense as a result of the AT&T Wireless acquisition, primarily related to $9,500 principal amount of AT&T Wireless Senior Notes, partially offset by a reduction in interest expense due to the amortization of the purchase price valuation premium associated with the acquired AT&T Wireless debt. We also had a $70 reduction in interest expense to our members, AT&T and BellSouth, as a result of an interest rate decrease from 7.5% to 6%, effective July 2003. See also Item 7A, “Quantitative and Qualitative Disclosures about Market Risk”.
Minority interest in earnings of consolidated entities. For the year ended December 31, 2004, compared with the prior year, the minority interest in earnings of consolidated entities decrease of $15, or 14.9%, was primarily a function of lower partnership net income versus the prior year.
Equity in net (loss) earnings of affiliates. For the year ended December 31, 2004, the increase from the prior year in equity in net (loss) earnings of affiliates of $82, or 24.6%, was primarily due to increased losses related to our GSMF venture, principally due to higher depreciation expense incurred by the joint venture.
Other, net. For the year ended December 31, 2004, the $25, or 61.0%, reduction in other, net from the prior year is primarily due to the impact of a one-time $23 gain recognized in 2003.
Provision (benefit) for income taxes. For the year ended December 31, 2004, the benefit for income taxes was $58 versus a provision for income taxes of $28 for the year ended December 31, 2003. We are not a taxable entity for federal income tax purposes. Rather, federal taxable income or loss is included in our respective members’ federal income tax returns. Our provision (benefit) for income taxes includes federal and state income taxes for certain of our corporate subsidiaries, as well as for certain states which impose income taxes upon non-corporate legal entities. The acquisition of AT&T Wireless resulted in a significant increase in our pre-tax income (loss) from our corporate subsidiaries. AT&T Wireless retained its corporation status; however, after the acquisition, AT&T Wireless contributed the majority of its assets and liabilities to CW II, which it owns jointly with the Cingular Wireless LLC. In exchange for the assets and liabilities contributed to CW II, AT&T Wireless received a 43% ownership interest in CW II, from which any income (loss) is allocated and is subject to federal and state income taxes. The remaining income (loss) from CW II is allocated to us and flows through to the members who are taxed at their level pursuant to federal and state income tax laws. The benefit for income taxes during 2004 resulted from a pre-tax loss related to our corporate subsidiaries during the year. See Note 13, “Income Taxes” in Item 8, “Financial Statements and Supplementary Data” for further information on our provision (benefit) for income taxes, as well as information related to the repatriation of foreign earnings resulting from the American Jobs Creation Act of 2004.

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Liquidity and Capital Resources

Cash Flow Analysis

Cash Flows for the Year Ended December 31, 2005, Compared with the Year Ended December 31, 2004

	Year Ended
	December 31,		Change

	2004	2005	$	%

Net cash provided by operating activities	$3,320	$8,401	$5,081	153.0%
Net cash used in investing activities	(41,077)	(3,686)	37,391	NM
Net cash provided by (used in) financing activities	36,970	(4,595)	(41,565)	NM

Net increase (decrease) in cash and cash equivalents	(787)	120	907	NM
Cash and cash equivalents at beginning of year	1,139	352	(787)	(69.1)%

Cash and cash equivalents at end of year	$352	$472	$120	34.1%

NM — Not meaningful
Net cash provided by operating activities. The overall increase in net cash provided by operating activities of $5,081 was primarily due to a $3,794 increase in operating income, excluding depreciation and amortization, and increases in cash generated from working capital. The increase in cash generated from working capital was primarily due to the $999 of cash generated from the increase in accounts payable and other current liabilities for the year ended December 31, 2005 versus a use of $512 in the prior year. The increase in accounts payable and accrued liabilities for the year ended December 31, 2005, resulted primarily from significant capital-related accruals as of December 31, 2005.
Net cash used in investing activities. The primary contributors to the overall decrease in cash used of $37,391 from 2004 in cash used in investing activities were the occurrence of several significant one-time transactions in 2004. These significant one-time uses of cash in 2004 included the following: the purchase of AT&T Wireless for $35,543, net of cash on hand at AT&T Wireless; the purchase of spectrum licenses from NextWave for $1,400; and the purchase of held-to-maturity investments totaling $219. In 2005, we increased our capital expenditures by $4,026 from the prior year, largely owing to the acquisition of AT&T Wireless and the commencement of network integration in 2005. This increase in capital expenditures was offset by $2,482 of proceeds from the sale of our California and Nevada network assets to T-Mobile; $219 from the redemption of held-to-maturity investments; $180 from the sale of spectrum to T-Mobile; $432 of proceeds from the sale of wireless properties, including those that we were required to divest; $300 of proceeds from the sale of IDEA Cellular Ltd. (IDEA); $349 of proceeds from the Atlantic West B.V. (AWBV) distribution; and a $223 reduction in disbursements for equity investments due to the dissolution of GSMF.
Net cash provided by (used in) financing activities. The primary contributor to the overall decrease of $41,565 in 2005 of net cash provided by (used in) financing activities was the 2004 receipt of $36,024 in contributions from members related to our AT&T Wireless acquisition. In 2005, cash used in financing activities totaled $4,595 and primarily included $1,156 of net repayments to our members under our revolving credit agreement, $2,911 of repayment to our members under our Subordinated Notes, $250 in repayments of AT&T Wireless Senior Notes, $211 for the redemption of the TeleCorp Notes and $46 of net distributions to our minority partners. The remaining uses of cash consisted of various smaller long-term debt and capital lease repayments.

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
              Cash Flows for the Year Ended December 31, 2004, Compared with the Year Ended December 31, 2003

	Year Ended
	December 31,		Change

	2003	2004	$	%

Net cash provided by operating activities	$3,686	$3,320	$(366)	(9.9)%
Net cash used in investing activities	(3,368)	(41,077)	(37,709)	NM
Net cash provided by (used in) financing activities	(87)	36,970	37,057	NM

Net increase (decrease) in cash and cash equivalents	231	(787)	(1,018)	(440.7)%
Cash and cash equivalents at beginning of year	908	1,139	231	25.4%

Cash and cash equivalents at end of year	$1,139	$352	$(787)	(69.1)%

NM — Not Meaningful
Net cash provided by operating activities. The overall decrease in net cash provided by operating activities was primarily due to working capital changes, driven mostly by greater vendor payments by us in the year ended December 31, 2004 versus the year ended December 31, 2003. Cash generated from operations was our primary source of operating funds in 2004 and 2003.
Net cash used in investing activities. The primary contributors to the overall increase of $37,709 in net cash used in investing activities were the following acquisitions of business and licenses during 2004 which included the cash paid for the AT&T Wireless acquisition of $35,543, net of cash on hand at AT&T Wireless; cash in the amount of $1,400 paid for Spectrum licenses from NextWave; cash payments in the amount of $176 related to Triton Virginia properties; and cash payments in the amount of $49 related to wireless operations in Maryland and Louisiana and spectrum licenses in Maryland, Texas, Arkansas, Louisiana and Missouri.
Capital expenditures increased $715 primarily due to the $611 additional capital expenditures of AT&T Wireless from the date of acquisition, and our purchase of held-to-maturity investments totaling $219, primarily related to the redemption of the TeleCorp Wireless notes we assumed in conjunction with our acquisition of AT&T Wireless. Partially offsetting the increases in cash used in investing activities were net decreases in cash activity associated with investments in and advances to equity affiliates. Capital expenditures and cash contributions to equity affiliates decreased $196 from the prior year primarily as a result of a $180 decrease in capital and cash contributions to our GSMF venture. Additionally, contributions to our venture with AT&T Wireless, prior to our acquisition, decreased $16. Also offsetting the increase in cash used in investing activities was cash received from the disposition of assets, which increased $181 from 2003. The dispositions in 2004 primarily included cash receipts of $140 from the sale of our indirect interest in Eurotel Bratislava a.s. and $45 from the sale of our Mobitex business, Cingular Interactive.
Net cash provided by (use in) financing activities. The primary contributor to the overall increase in net cash provided by (used in) financing activities was the receipt of $36,024 in contributions from members related to our AT&T Wireless acquisition. In addition, we received net funding from our members of $1,667 under our revolving credit agreement. These increases were partially offset, when compared with 2003, by higher net repayments of external debt of $466, higher net distributions to minority partners of $108 and the repayment of $50 in member loans in 2004. The net repayment of external debt in 2004 was $530 and included repayments of $429 related to debt assumed in our AT&T Wireless acquisition, $49 of Cingular Interactive debt and $59 in capital lease payments.

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
We expect to have significant cash needs over the next several years, as described below in “Cash Requirements”.

Sources of Liquidity
Effective August 1, 2004, we entered into a revolving credit agreement with AT&T and BellSouth pursuant to which they provide unsubordinated short-term financing on a pro rata basis at an interest rate of LIBOR plus 0.05% for our ordinary course operations based upon our budget and forecasted cash needs. The revolving credit agreement provides that in the event that we have available cash (as defined) on any business day, such amount shall first be applied to the repayment of the revolving loans, and any remaining excess then shall be applied to the repayment of the Subordinated Notes (member loans) from AT&T and BellSouth at month end if we do not then require a cash advance under the agreement. For the year ended December 31, 2005, we repaid $2,911 of the member loans. In addition, at December 31, 2005, we had $511 outstanding under the revolving credit agreement. The revolving credit agreement expires on July 31, 2007.
As of December 31, 2005, we had cash and cash equivalents totaling $472. We expect to fund our remaining capital requirements for at least the next 12 months by using existing cash balances, cash generated from operations and, if necessary, draws under our revolving credit agreement with AT&T and BellSouth.

Cash Requirements
Our operating cash requirements during 2006 will be driven primarily by capital expenditures associated with our network, integration activities associated with our acquisition of AT&T Wireless, interest payments and costs associated with acquiring and retaining new and existing subscribers. We do not anticipate significant cash requirements for income tax payments during 2006 related to our corporate subsidiaries due to utilization of existing tax net operating loss (NOLs) carryforwards. During 2006, we may be required to make tax distributions to our members in amounts sufficient to permit members to pay the tax liabilities resulting from allocations of income tax items from us.
Network Upgrades, Integration and Expansion. The upgrade, integration and expansion of the Cingular and AT&T Wireless networks and the networks we acquired from Triton, the installation of UMTS/ HSDPA technology in a number of markets, the construction of network facilities in California and Nevada to replace the facilities we sold to T-Mobile upon the termination of our GSMF network infrastructure joint venture and other accelerated coverage products, will require substantial amounts of capital over the next several quarters. For the year ended December 31, 2005, we spent $7,475 for our GSM/ GPRS/ EDGE network upgrade plus other network and non-network capital expenditures. We expect our capital expenditures in 2006 to be in the $7,000 to $7,500 range.
Integration of AT&T Wireless. We are executing plans to exit certain activities and dispose of certain assets of AT&T Wireless, including redundant facilities, and to fully integrate the acquired operations. These plans affect many areas of the company, including sales and marketing, network, information technology, customer care, supply chain and general and administrative functions. For the year ended December 31, 2005, we incurred $459 of cash-impacting integration and planning costs, which are included primarily in “Selling, general and administrative” expenses and “Cost of services” expenses in our consolidated income statements. We expect to continue to incur significant costs associated with dispositions and integration activities.

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Contractual Obligations. The following table provides a summary of our contractual obligations as of December 31, 2005:

		Payments Due by Period

	Total	2006	2007-2008	2009-2010	After 2010

Long Term Debt(1)	$28,610	$2,740	$9,539	$1,446	$14,885
Capital Lease Obligations(2)	3,099	89	192	211	2,607
Operating Leases(3)	10,089	1,263	2,121	1,750	4,955
Purchase Obligations(4)	2,365	1,118	577	24	646
Other Long-term Obligations(5)	1,099	416	439	99	145

Total	$45,262	$5,626	$12,868	$3,530	$23,238

(1)	Total long-term debt payments include interest of $10,605 and current portions of long-term debt totaling $1,520 at December 31, 2005. The 2007-2008 amount includes $6,717 of member loans due to AT&T and BellSouth with a stated maturity date of June 30, 2008. See Note 8 to our consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data”.

(2)	Capital lease obligations include executory costs and imputed interest. See Note 9 to our consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data”.

(3)	Amounts include payments over reasonably assured renewals. See Note 15 to our consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data”.

(4)	Purchase obligations include commitments for advertising and marketing, computer equipment and services, roaming, telecommunications services, network equipment and related maintenance and software development and related maintenance. Purchase obligations also include our commitment of $520 to purchase a minimum number of minutes from T-Mobile as a result of the termination of our GSMF joint venture. See Note 2 to our consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data”. Additionally, purchase obligations include $109 of purchase commitments to AT&T and BellSouth for telecommunications and other services as of December 31, 2005. See Note 15 to our consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data”. Purchase obligations do not include purchase orders, which we enter into in the ordinary course of business for network equipment, handsets, materials, supplies, and other items. During 2006, we expect our capital spending to be between $7,000 and $7,500.

(5)	Other Long-term obligations include the payout of a put option of $186 in 2006 and $145 in 2007. See Note 6 to our consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” for further discussion of these put options. Other Long-term obligations also include $421 of commitments due to Crown Castle International for monitoring and maintenance services related to our communications towers. See Note 15 to our consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data”.
Through December 31, 2005, contributions were not required for our defined benefit pension plans. We anticipate minimal cash funding needs to meet the minimum required funding threshold in 2006. We anticipate approximately $80 to $100 of funding associated with each plan year beginning in 2006, although we anticipate minimal cash funding needs to meet the minimum required funding threshold during fiscal 2006. These amounts are not included in the table above. We do not prefund our post-retirement benefit plans. See Note 14 to our consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data”.

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Debt Service. As of December 31, 2005, we had $19,658 of consolidated indebtedness and capitalized lease obligations, excluding unamortized premiums/discounts and interest rate swap fair value adjustments, but including the acquired AT&T Wireless debt obligations. This debt includes $2,000 in unsecured Senior Notes of Cingular Wireless LLC, $9,250 in unsecured Senior and Senior Subordinated Notes of AT&T Wireless, $6,717 in unsecured, subordinated member loans from AT&T and BellSouth, $1, 142 in capital lease obligations (excluding executory costs and imputed interest) and $38 in other indebtedness. As of December 31, 2005, we had $511 in outstanding borrowings under the revolving credit agreement. During the year ended December 31, 2005, we repaid $2,911 of our member loans. In addition, in July 2005, we redeemed the TeleCorp Notes for $211. A significant portion of the funds used to make repayments on our member loans arose from the July 5, 2005 release of $1,488 of remaining net proceeds from the sale of our California/ Nevada network assets in January 2005, which had been held in a qualified trust. Additional capital lease obligations for the year ended December 31, 2005 were $79.
As a result of our acquisition in October 2004 of AT&T Wireless, we assumed $9,906 in Senior Notes and Senior Subordinated Notes, including Senior Notes of AT&T Wireless totaling $9,500 and Senior Subordinated Notes of TeleCorp totaling $200 and of Tritel PCS Inc. (Tritel) totaling $206 in aggregate principal amount. Included in the Senior Notes of AT&T Wireless are $6,500 principal amount of unsecured and unsubordinated Senior Notes issued under a March 2001 private placement, with $1,000 maturing on March 1, 2006; $3,000 maturing on March 1, 2011; and $2,500 maturing on March 1, 2031. Fixed interest rates range from 7.35% to 8.75% per annum, payable semi-annually. Also included in the Senior Notes are $2,750 of unsecured and unsubordinated Senior Notes issued through an April 2002 registered public offering by AT&T Wireless with $750 maturing on May 1, 2007; and $2,000 maturing on May 1, 2012. Fixed interest rates range from 7.5% to 8.125% per annum, payable semi-annually. The Senior Notes of AT&T Wireless include customary covenants for issuers like us.
Our member loans accrue interest at 6.0% and have a stated maturity of June 30, 2008. We may prepay the member loans at any time, generally, and are obligated to prepay the member loans to the extent of excess cash (as defined) pursuant to our revolving credit agreement.
AT&T and BellSouth have agreed to subordinate their repayment rights applicable to the member loans to the repayment rights of our senior debt. Senior debt includes our Senior Notes, including Senior Notes of AT&T Wireless, and other borrowings from external parties designated as senior debt to which AT&T and BellSouth have specifically agreed to be subordinate. The payment of principal and interest on the subordinated member loans by us is prohibited in the event of bankruptcy or an event of default in the payment or prepayment of any principal of or interest on any senior debt, or in the event of an acceleration of the subordinated debt upon its default, until the senior debt has been repaid in full.
Off-Balance Sheet Arrangements. At December 31, 2005, we had no material off-balance sheet arrangements.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reflected in the consolidated financial statements and accompanying notes. We base our estimates on experience, where applicable, and other assumptions that we believe are reasonable under the circumstances. Actual results may differ from those estimates under different assumptions or conditions. There are certain critical estimates that we believe require significant judgment when preparing our financial statements. We consider an accounting estimate to be critical if: 1) it requires us to make assumptions because information was not available at the time or it included matters that were highly uncertain at the time we

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

Business Combinations — Fair Value Estimates

Nature of Critical Estimate Items
We apply the accounting requirements of SFAS No. 141, Business Combinations (SFAS 141), to the acquisitions of other businesses. SFAS 141 requires that we record the net assets of acquired businesses at fair value, and we must make estimates and assumptions to determine the fair value of these acquired assets and liabilities. We have hired third-party valuation specialists to assist us with these fair value estimates.

Assumptions/ Approach Used
We utilize a variety of assumptions to estimate fair value of acquired assets and assumed liabilities, including market data, estimated future cash flows, growth rates, current replacement cost for similar capacity for certain fixed assets, market rate assumptions for contractual obligations and settlement plans for contingencies and liabilities. The most significant assumptions within our cash flow models are the discount rate and the growth rate. We apply significant judgment in determining the fair values of acquired assets and liabilities, including those acquired in our acquisition of AT&T Wireless, notably property, plant and equipment, licenses, customer relationship intangibles, investments in and advances to equity affiliates and long-term debt. The valuations of certain AT&T Wireless assets and liabilities as of December 31, 2004 were based on preliminary valuations and were adjusted as additional information was obtained. As of December 31, 2005, all valuation adjustments have been finalized and are reflected in the 2005 reported results.

Effect if Different Assumptions Used
Changes to the assumptions we used to estimate fair value could impact the recorded amounts for acquired assets and liabilities, including but not limited to property, plant and equipment, licenses, customer relationship intangibles, investments in and advances to equity affiliates, long-term debt, deferred income taxes and goodwill. Significant changes to these balances could have a material impact to our future reported results. Lower or higher fair values assigned to property, plant, and equipment and customer relationship intangibles could result in lower or higher amounts of depreciation and amortization recorded. Lower or higher fair values assigned to debt could result in higher or lower interest expense, net of premium amortization.

Restructuring Costs

Nature of Critical Estimate Items
We make estimates related to restructuring costs associated with business acquisitions. Restructuring costs in a business acquisition include primarily severance costs, costs related to rationalizing our network and vacating targeted retail and administrative facilities. For severance costs and other exit activities related to employees and operations acquired in a business combination, we apply the accounting requirements of EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (EITF 95-3). These costs are recorded as additional consideration of a business combination. For non-business combination severance costs related to Cingular employees and other costs related to exit or disposal activities for obligations existing at the company other than by means of a business combination,

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

Assumptions/ Approach Used
We utilize a variety of assumptions for recording restructuring costs, including numbers of employees to be terminated, pre-severance employee attrition rates and average employee compensation for involuntary termination benefits. For exit costs related to vacating targeted retail and administrative facilities, we make assumptions for future lease expense and sub-lease income and timing for vacated space, discount rates and contract termination charges to be incurred. Management has begun to dispose of certain operations and assets of AT&T Wireless and to integrate the acquired businesses with ours. These integration plans, which include selling international and some domestic businesses and spectrum licenses, will affect many areas of our operations, including sales and marketing, network, information technology, customer care, supply chain and finance. In connection therewith, we expect to incur significant costs associated with exiting activities of AT&T Wireless and integrating the businesses.

Effect if Different Assumptions Used
Changes to estimates recorded under the provisions of EITF 95-3 during the allocation period will be reflected as an adjustment to the business combination purchase price and impact the amount of goodwill recorded. Increases to estimates recorded under the provisions of EITF 95-3 subsequent to the allocation period, will be reflected as expense in that period. Changes to estimates recorded under the provisions of SFAS 112 and SFAS 146 will impact current operating results as changes to those estimates occur.

Long-Lived Assets — Depreciation and Amortization

Nature of Critical Estimate Items
Depreciation — The wireless communications industry is capital intensive. Depreciation of operating assets constitutes a significant operating cost for us. The cost of our property, plant and equipment, principally wireless communications equipment, is charged to depreciation expense over estimated useful lives.
Amortization — We have finite-lived intangible assets, principally consisting of customer relationship intangible assets as a result of acquisitions of other businesses. The costs represent fair values placed on the customer relationships of acquired businesses. The majority of our customer relationship intangible assets resulted from our acquisition of AT&T Wireless in the fourth quarter of 2004. The costs related to finite-lived intangible assets are charged to amortization expense over estimated useful lives.

Assumptions/ Approach Used
Depreciation — We depreciate our wireless communications equipment using the straight-line method over estimated useful lives. Leasehold improvements, including cell site acquisition and other site construction improvements, are depreciated over the shorter of their estimated useful lives or lease terms that are reasonably assured. We periodically review changes in our technology and industry conditions, migration patterns of our subscribers, asset retirement activity and salvage values to determine adjustments to estimated remaining useful lives and depreciation rates. Such adjustments would affect depreciation prospectively.
While we continue to sell and market TDMA services for the foreseeable future, the amount of future projected cash flows to be derived from the TDMA network assets is highly dependent upon the rate of

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
transition of existing subscribers using TDMA equipment to GSM/ GPRS/ EDGE-capable equipment, as well as other competitive and technological factors. Due to the accelerated migration of traffic to GSM/ GPRS/ EDGE experienced in 2003 and 2004, useful lives were shortened in 2004 to fully depreciate all TDMA equipment by December 31, 2007. Additionally, we periodically assess the useful lives of all network long-lived assets, including GSM assets, for appropriateness as the industry evolves.
Amortization — The majority of our customer relationship intangible assets are amortized over a five-year period using the sum-of-the-months digit method.

Effect if Different Assumptions Used
Actual economic lives may differ from estimated useful lives. Periodic reviews could result in a change in our depreciable and amortizable lives and therefore our depreciation and amortization expense in future periods.
Depreciation — We continue to review the useful lives of the TDMA assets throughout the period of transition of subscribers to GSM/ GPRS/ EDGE and UMTS equipment to determine whether further changes are warranted. We will continue to periodically evaluate the appropriateness of the remaining useful lives of our TDMA equipment. We believe useful lives of our TDMA assets are appropriate as of December 31, 2005.
Amortization — The majority of our customer relationship intangible assets resulted from our acquisition of AT&T Wireless and are being amortized over an estimated useful life of five years. If we had assumed a useful life of four years, our amortization expense for 2005 would have been $330 greater than the amortization expense recorded within our 2005 results. If we had assumed a useful life of six years, our amortization expense for 2005 would have been $237 less than the amortization expense recorded within our 2005 results.

Impairment of Long-Lived Assets

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
In the fiscal year ended December 31, 2005, no impairment charge was necessary or recognized. In the fiscal year ended December 31, 2004, we recognized an impairment charge associated with our Mobitex data business, which was sold in October 2004.

Goodwill — Impairment

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
goodwill balance increased to $21,637 and $22,359 as of December 31, 2004 and 2005, respectively. Goodwill resulting from our acquisition of AT&T Wireless was assigned to our one reporting unit.
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
We were not required during 2005 to test goodwill for impairment at an interim date.

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
For the annual goodwill impairment test performed as of October 1, 2005, we had no impairment of our consolidated goodwill balance. A ten-percent change in the estimated fair value of our reporting unit as of October 1 would not have impacted the results of our goodwill impairment test.

FCC Licenses — Valuation of Indefinite-Lived Intangible Assets

Nature of Critical Estimate Item
We review indefinite-lived intangible assets for impairment based on the requirements of SFAS 142. In accordance with SFAS 142, indefinite-lived intangible assets, consisting of FCC licenses, are tested for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would indicate the asset might be impaired. We perform our annual FCC license impairment test as of each October 1st. The impairment test requires us to estimate the fair value of our licensing costs. We estimate the fair value of our FCC licenses in the aggregate, using a discounted cash flow model. As a result of the acquisition of AT&T Wireless, our FCC license balance increased to $24,748 as of December 31, 2004. As of December 31, 2005, our FCC license balance was $25,242.
We were not required during 2005 to test FCC licenses for impairment at an interim date.

Assumptions/ Approach Used
In accordance with EITF 02-7, Unit of Accounting for Testing of Impairment of Indefinite-Lived Intangible Assets, impairment tests for our FCC licenses are performed on an aggregate basis. As of October 1, 2005, our 2005 annual FCC license impairment testing date, we had interests in FCC licenses in markets where we do not currently provide service. The majority of these licenses were granted to Salmon PCS LLC (Salmon) in October 2001. As we plan to either construct an operational network or utilize these licenses in other ways to provide service to our customers, these licenses are included in the aggregate test based on their strategic importance to our future business plans.

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
We estimate the fair value of our aggregated FCC licenses using a discounted cash flow model. The approach used in determining the fair value of the FCC licenses includes the following assumptions:

•	start-up model assumption with FCC licenses as the only asset owned by us;

•	cash flow assumptions incorporated in regard to investment in a network, the development of distribution channels and subscriber base and other critical inputs for making the business operational. The assumptions underlying these inputs are based upon a combination of our historical results and trends, our business plans and market participant data. As these inputs are included in determining free cash flows of the business, the present value of the free cash flows of the business, after investment in the network, customers, etc. is attributable to the FCC licenses.

•	weighted average cost of capital for a start-up asset; and

•	long-term rate of growth for our business.
We believe that our estimates are consistent with assumptions that marketplace participants would use to estimate fair value. We corroborate our determination of fair value of the FCC licenses, using the discounted cash flow approach described above, with other market-based valuation metrics.

Effect if Different Assumptions Used
The use of different estimates or assumptions within our discounted cash flow model when determining the fair value of our FCC licenses or using a methodology other than a discounted cash flow model assuming a start-up asset could result in different values for our FCC licenses and may affect any related impairment charge. The most significant assumptions within our discounted cash flow model are the discount rate and the growth rate. Additionally, a change in management’s future business plans or disposition of one or more FCC licenses could result in the requirement to test certain FCC licenses for impairment on an individual basis rather than on an aggregate basis. If any legal, regulatory, contractual, competitive, economic or other factors were to limit the useful lives of our indefinite-lived FCC licenses, we would be required to test these intangible assets for impairment in accordance with SFAS 142 and amortize the intangible asset over its remaining useful life.
For the 2005 license impairment test performed as of October 1, the fair value of the group of aggregated FCC licenses was in excess of its carrying value. A ten-percent change in the estimated fair value of the aggregated FCC licenses would not have impacted the results of our 2005 annual license impairment test.

Accounts Receivable — Allowance for Doubtful Accounts

Nature of Critical Estimate Items
We maintain allowances for doubtful accounts for estimated losses resulting from the failure of our customers to make required payments.

Assumptions/ Approach Used
We base our estimates primarily on our write-off experience, net of recoveries, and the aging of accounts receivable balances. Our collection policies and procedures vary by credit class and prior payment history of customers.

Effect if Different Assumptions Used
Management believes that the allowance for doubtful accounts is adequate to cover estimated losses in customer accounts receivable balances under current conditions. However, changes to the allowance for

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
doubtful accounts may be necessary in the event that the financial condition of our customers improves or deteriorates. Additionally, changes may be necessary if we adjust our credit standards for new customers or change our collection practices. Either of these situations may result in write-off patterns that differ from our experience. A ten-percent change in our allowance for doubtful accounts at December 31, 2005 would have resulted in a $29 pre-tax impact to our reported results.

Service Revenues — ROLLOVER® Rate Plans and Unbilled Revenues

Nature of Critical Estimate Item
ROLLOVER® Rate Plans — Certain subscriber rate plans include a feature whereby unused “anytime” minutes do not expire each month but rather are available, under certain conditions, for future use for a period not to exceed one year from the date of purchase. We defer revenue based on an estimate of the portion of minutes expected to be utilized prior to expiration.
Unbilled Revenues — The majority of our postpaid subscribers acquired through our acquisition of AT&T Wireless are billed in arrears. For those subscribers, our billing cycle cut-off times require us to estimate service revenues earned but not yet billed at the end of each month.

Assumptions/ Approach Used
ROLLOVER® Rate Plans — Historical subscriber usage patterns, which have been consistent and which we view to be reliable for purposes of gauging predictive behavior, allow us to estimate the number of minutes expected to be utilized, as well as those which are likely to expire or be forfeited. No deferral of revenue is recorded for the minutes that are expected to expire or be forfeited, as no future performance is expected to be required by us, nor is there any obligation to refund or redeem for value expired minutes. We record an obligation for those minutes we estimate will be utilized based on a weighted-average of the per minute airtime rate implicit in the price of our ROLLOVER® rate plans.
During the second quarter of 2004, we modified our estimate for calculating the deferral to incorporate more refined subscriber data and usage patterns, which in our view, more appropriately reflects the estimate of the future utilization of those minutes based on historical trends. This change in estimate resulted in a $63 decrease in the deferral recorded as of December 31, 2004, as compared to the deferral that would have been recorded prior to making the change. The balance of the deferral was $146 and $234 as of December 31, 2004 and 2005, respectively.
Unbilled Revenues — We estimate our unbilled services revenue by reviewing historical minutes of use processed, adjusted for differences in the types and number of days, customer promotions, seasonality factors and number of subscribers.

Effect if Different Assumptions Used
ROLLOVER® Rate Plans — If our assumptions regarding expected usage of ROLLOVER® minutes changes or ROLLOVER® rate plan pricing changes, our estimate of the future obligation associated with minutes to be deferred could differ, resulting in an increase or decrease to our deferred and service revenues.
Unbilled Revenues — Actual services revenue could be greater or lower than amounts estimated due to subscriber levels and their usage differing from our adjusted experience. Any adjustments will be made in the following quarter for the differences between the actual services revenue billed and the previously accrued amounts.

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

Income Taxes

Nature of Critical Estimate Items
We account for income taxes in accordance with Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes. The computation of income taxes is subject to estimation due to the significant judgment required and the tax positions we have taken that have been or could be challenged by taxing authorities.

Assumptions/ Approach Used
Our income tax provision is based on our income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Significant judgment is required in determining our annual tax rate and in evaluating our tax positions. We establish reserves at the time we determine it is probable that we will be liable to pay additional taxes related to certain matters. We adjust these reserves in light of changing facts and circumstances.
A number of years may elapse before a particular matter, for which we have established a reserve, is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we record a reserve when we determine the likelihood of loss is probable. Favorable resolutions of tax matters for which we have previously established reserves are recognized as a reduction to our income tax expense when the amounts involved become known.
Tax law requires items to be included in the tax return at different times than when these items are reflected in the consolidated financial statements. As a result, our annual tax rate reflected in our consolidated financial statements is different than that reported in our tax return (our cash tax rate). Some of these differences are permanent, such as expenses that are not deductible in our tax return, and some differences reverse over time, such as depreciation expense. These timing differences create deferred tax assets and liabilities. Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities. The tax rates used to determine deferred tax assets or liabilities are the enacted tax rates in effect for the year in which the differences are expected to reverse. Based on the evaluation of all available information, we recognize future tax benefits, such as net operating loss carryforwards, to the extent that realizing these benefits is considered more likely than not.
We evaluate our ability to realize the tax benefits associated with deferred tax assets by analyzing our forecasted taxable income using both historical and projected future operating results, the reversal of existing temporary differences, taxable income in prior carry-back years (if permitted) and the availability of tax planning strategies. A valuation allowance is required to be established unless management determines that it is more likely than not that we will ultimately realize the tax benefit associated with a deferred tax asset.

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Effect if Different Assumptions Used
We adjust our income tax provision in the period it is determined that actual results will differ from our estimates. The income tax provision reflects tax law and rate changes in the period such changes are enacted.
Related Party Transactions
We incurred the following related party charges:

	Year Ended December 31,

Type of Service(1)	2003	2004	2005

Agent commissions and compensation	$103	$67	$74
Interconnect and long distance	815	927	1,297
Other services	77	97	250

(1)	Represent charges from AT&T, BellSouth and their affiliates. See Note 11 to our consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” for further discussion related to interest expense on debt due to members.
Additionally, we have purchase commitments to AT&T, BellSouth and their affiliates of approximately $161 for dedicated lease lines used to provide interconnection services and $109 for telecommunications and other services at December 31, 2005. See Note 11 to our consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data”.
We had receivables from affiliates of $247 and $156 and payables to affiliates of $109 and $210 at December 31, 2004 and 2005, respectively, primarily with AT&T, BellSouth and GSMF (2004 only). See Notes 5 and 11 to our consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” for further discussion of affiliate receivables and payables.
In October 2004, SBC and BellSouth contributed $36,024 to finance the acquisition of AT&T Wireless. See Note 2 to our consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” for further discussion of the AT&T Wireless acquisition.
In August 2005, we sold to SBC and BellSouth for $34 in cash certain ultra high frequency operating licenses that were acquired as part of the AT&T Wireless transaction. Sale proceeds were received from each member in proportion to their respective economic ownership interests. No gain or loss was recognized on the transaction.
Recent Accounting Pronouncements
See the section, New Accounting Standards, in Note 1, “Summary of Significant Accounting Policies” in Item 8, “Financial Statements and Supplementary Data”.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk
The majority of our financial instruments are medium- and long-term fixed rate notes and member loans. Fluctuations in market interest rates can lead to significant fluctuations in the fair values of these fixed rate instruments. In addition, we are exposed to market risks, primarily from changes in interest rates. To manage exposure to these fluctuations, manage capital costs, control financial risks and maintain financial flexibility over the long term, we engage from time to time in hedging transactions that have been authorized by the board of directors of our manager. We do not anticipate any significant changes in our

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk
objectives and strategies with respect to managing such exposures. We do not use derivatives for trading purposes, to generate income or to engage in speculative activity.
At December 31, 2005, we had outstanding an aggregate of $6,717 in unsecured, subordinated member loans from AT&T and BellSouth with a fixed interest rate of 6.0% and a stated maturity of June 30, 2008. In addition, as of December 31, 2005, we had outstanding $11,250 of unsecured senior notes with fixed interest rates ranging from 5.625% to 8.75% with maturity dates between 2006 and 2031. As of December 31, 2005, we had $250 of fixed-to-floating interest rate swaps related to our five-year unsecured senior notes. A change in interest rates of 100 basis points would change our interest expense as a result of the swaps as of December 31, 2005 by approximately $3 per annum. We also have capital leases outstanding of $1142 with fixed interest rates ranging from 5.72% to 9.6%.
As of December 31, 2005, we had $529 of floating rate borrowings. These borrowings primarily include amounts outstanding under our revolving credit agreement with AT&T and BellSouth, which carry an interest rate of LIBOR plus 0.05%. A change in interest rates of 100 basis points would change our interest expense on floating rate debt balances as of December 31, 2005 by $5.3 per annum.
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
a. Documents filed as part of the report

CONSOLIDATED FINANCIAL STATEMENTS
CINGULAR WIRELESS LLC
Years Ended December 31, 2003, 2004 and 2005
with Report of Independent Registered Public Accounting Firm

CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2003, 2004 and 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareowners
Cingular Wireless Corporation, Manager of
     Cingular Wireless LLC
We have audited the accompanying consolidated balance sheets of Cingular Wireless LLC as of December 31, 2004 and 2005 and the related consolidated statements of income, changes in members’ capital, comprehensive income and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15a (2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The financial statements of Omnipoint Facilities Network II, LLC (Omnipoint), a wholly-owned subsidiary of GSM Facilities, LLC (an equity investee in which the Company had an approximate 60% interest at December 31, 2004), have been audited by other auditors whose report has been furnished to us; insofar as our opinion on the consolidated financial statements relates to the 2003 and 2004 amounts included for Omnipoint, it is based solely on their report. In the consolidated financial statements, the Company’s indirect investment in Omnipoint is stated at $880 million at December 31, 2004, and the Company’s equity in net losses of Omnipoint is stated at $100 million for the year ended December 31, 2003 and $135 million for the year ended December 31, 2004.
We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors for 2003 and 2004 provide a reasonable basis for our opinion.
In our opinion, based on our audits and the report of other auditors for 2003 and 2004, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cingular Wireless LLC at December 31, 2004 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial schedule when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
Atlanta, Georgia
February 24, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Members and Board of Directors of GSM Facilities, LLC:
In our opinion, the accompanying balance sheet and the related statements of operations, of member’s equity and of cash flows (not presented separately herein) present fairly, in all material respects, the financial position of Omnipoint Facilities Network II, LLC (the “Company”) at December 31, 2004, and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As described in Notes 1 and 5, the Company’s transactions are substantially with related parties, who are the Company’s member owners. Additionally, as described in Note 1, the Company relies on its member owners for funding requirements.
As described in Notes 1 and 6, the Company’s assets were contributed to T-Mobile USA, Inc. (“T-Mobile”) on January 5, 2005, as part of an agreement between T-Mobile and Cingular Wireless LLC to unwind the operations of their joint venture, GSM Facilities, LLC.

/s/ PricewaterhouseCoopers LLP
Seattle, Washington
March 3, 2005

CINGULAR WIRELESS LLC
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2005

	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$352	$472
Accounts receivable, net of allowance for doubtful accounts of $348 and $286	3,448	3,622
Due from affiliates, net	138	—
Inventories	690	536
Prepaid assets	346	320
Current deferred tax assets	2	767
Other current assets	594	332

Total current assets	5,570	6,049
Property, plant and equipment, net	21,958	21,745
Licenses, net	24,762	25,242
Goodwill	21,637	22,359
Customer relationship intangibles, net	4,698	2,998
Other intangible assets, net	241	174
Investments in and advances to equity affiliates	2,676	7
Other assets	696	745

Total assets	$82,238	$79,319

LIABILITIES AND MEMBERS’ CAPITAL
Current liabilities:
Debt maturing within one year	$2,158	$2,036
Accounts payable	1,383	1,920
Due to affiliates, net	—	54
Advanced billing and customer deposits	728	946
Accrued liabilities	3,714	5,052

Total current liabilities	7,983	10,008
Long-term debt:
Debt due to members	9,628	6,717
Other long-term debt, net of premium	14,229	12,623

Total long-term debt	23,857	19,340
Deferred tax liabilities, net	3,997	3,086
Other noncurrent liabilities	1,256	1,364

Total liabilities	37,093	33,798
Commitments and contingencies
Minority interests in consolidated entities	609	543
Members’ capital:
Members’ capital	44,714	44,988
Receivable for properties to be contributed	(178)	—
Accumulated other comprehensive loss, net of taxes	—	(10)

Total members’ capital	44,536	44,978

Total liabilities and members’ capital	$82,238	$79,319

See accompanying notes.

CINGULAR WIRELESS LLC
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,

	2003	2004	2005

	(Dollars in millions)
Operating revenues:
Service revenues	$14,317	$17,602	$30,638
Equipment sales	1,260	1,963	3,795

Total operating revenues	15,577	19,565	34,433
Operating expenses:
Cost of services (excluding depreciation of $1,670, $2,259 and $4,112, which is included below)	3,775	4,737	9,318
Cost of equipment sales	2,031	2,874	5,069
Selling, general and administrative	5,428	7,349	11,647
Depreciation and amortization	2,089	3,077	6,575

Total operating expenses	13,323	18,037	32,609

Operating income	2,254	1,528	1,824
Other income (expenses):
Interest expense	(856)	(900)	(1,260)
Minority interest in earnings of consolidated entities	(101)	(86)	(102)
Equity in net (loss) earnings of affiliates	(333)	(415)	5
Other, net	41	16	64

Total other income (expenses)	(1,249)	(1,385)	(1,293)

Income before provision (benefit) for income taxes	1,005	143	531
Provision (benefit) for income taxes	28	(58)	198

Net income	$977	$201	$333

See accompanying notes.

CINGULAR WIRELESS LLC
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

(Dollars in millions)
Balance at December 31, 2002,	$7,435
Net income	977
Distributions to members, net	(79)

Balance at December 31, 2003	8,333
Net income	201
Contributions from members, net	36,000
Other, net	2

Balance at December 31, 2004,	44,536
Net income	333
Contributions from members, net	117
Other, net	(8)

Balance at December 31, 2005	$44,978

See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,

	2003	2004	2005

	(Dollars in millions)
Comprehensive Income
Net income	$977	$201	$333
Other comprehensive income (loss):
Minimum pension liability adjustment, net of taxes of $1 in 2004 and 2005	—	(4)	(4)
Net foreign currency translation adjustment, net of taxes of ($4) and $4 in 2004 and 2005	—	6	(6)

Total comprehensive income	$977	$203	$323

See accompanying notes.

CINGULAR WIRELESS LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2003	2004	2005

	(Dollars in millions)
Operating activities
Net income	$977	$201	$333
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,089	3,077	6,575
Provision for doubtful accounts	259	423	570
Minority interest in earnings of consolidated entities	101	86	102
Equity in net loss (earnings) of affiliates	333	415	(5)
Amortization of debt discount (premium), net	1	(43)	(231)
Deferred income taxes	(1)	(74)	90
Changes in operating assets and liabilities:
Accounts receivable	(331)	(336)	(732)
Inventories	(147)	(189)	163
Other current assets	(83)	(18)	181
Accounts payable and other current liabilities	278	(512)	999
Pensions and post-employment benefits	55	88	103
Other, net	155	202	253

Net cash provided by operating activities	3,686	3,320	8,401
Investing activities
Construction and capital expenditures	(2,734)	(3,449)	(7,475)
Investments in and advances to equity affiliates	(616)	(422)	(199)
Proceeds from dispositions of assets	7	188	3,874
Acquisition of AT&T Wireless, net of cash received	—	(35,543)	—
Acquisitions of other businesses and licenses, net of cash received	(25)	(1,632)	(155)
(Purchase) Redemption of held-to-maturity investments	—	(219)	219
Other	—	—	50

Net cash used in investing activities	(3,368)	(41,077)	(3,686)
Financing activities
Net borrowings (repayments) under revolving credit agreement	—	1,667	(1,156)
Repayment of long-term debt	(64)	(530)	(482)
Repayment of long-term debt due to members	—	(50)	(2,911)
Net distributions to minority interests	(33)	(141)	(46)
Contributions from members	10	36,024	—

Net cash (used in) provided by financing activities	(87)	36,970	(4,595)

Net increase (decrease) in cash and cash equivalents	231	(787)	120
Cash and cash equivalents at beginning of period	908	1,139	352

Cash and cash equivalents at end of period	$1,139	$352	$472

See accompanying notes.

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)
CINGULAR WIRELESS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2003, 2004 and 2005
(Dollars in Millions)

1.	Summary of Significant Accounting Policies

Background and Basis of Presentation
Cingular Wireless LLC (the Company) is a Delaware limited liability company formed in 2000 by SBC Communications Inc. (SBC) and BellSouth Corporation (BellSouth) as the operating company for their U.S. wireless joint venture. (On November 18, 2005, SBC acquired through merger AT&T Corp. and changed the name of the surviving entity to AT&T Inc. When used herein, “AT&T” will refer to the surviving entity and, prior to November 18, 2005, to SBC. AT&T Corp. will be referred to as “Old AT&T” prior to November 18, 2005.) AT&T and BellSouth, through their wholly-owned subsidiaries, respectively, own approximate 60% and 40% economic interests in the Company. Cingular Wireless Corporation (the Manager), which is directed equally by AT&T and BellSouth, acts as the Company’s manager and controls the Company’s management and operations. The Company provides wireless voice and data communications services, including local, long-distance and roaming services using both cellular and personal communications services (PCS) frequencies licensed by the Federal Communications Commission (FCC), and equipment to customers in 46 states, including service to all 100 of the largest U.S. metropolitan areas. All of the Company’s operations, which primarily serve customers in the U.S., are conducted through subsidiaries or joint ventures. Through roaming arrangements with other carriers, the Company provides its customers service in regions where it does not have network coverage and is thus able to serve customers in virtually the entire U.S. and over 180 foreign countries.
In October 2004, the Company acquired AT&T Wireless Services, Inc. (AT&T Wireless) for an aggregate consideration of approximately $41,000 in cash. AT&T Wireless, which has been renamed New Cingular Wireless Services, Inc. but will continue to be referred to herein as AT&T Wireless, is now a direct wholly-owned subsidiary of the Company. The operations of AT&T Wireless are integrated with those of the Company, and the business is conducted under the “Cingular” brand name.
As provided for in the original Contribution and Formation Agreement among the Company, AT&T and BellSouth, the majority of contributions of wireless operations and assets in certain markets were made during 2000 and 2001. The contribution by AT&T of wireless operations and assets in certain Arkansas markets occurred on May 1, 2005, and was recorded as “Receivable for properties to be contributed” in the consolidated balance sheets through the contribution date. Prior to the contribution, the Company managed the properties for a fee. Fees received for managing the Arkansas markets for the years ended December 31, 2003, 2004 and 2005 were $30, $40 and $30, respectively.
These consolidated financial statements include charges from AT&T and BellSouth for certain expenses pursuant to various agreements (see Note 11). These expenses are considered to be a reasonable reflection of the value of services provided or the benefits received by the Company.

Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reflected in the consolidated financial statements and accompanying notes. The Company bases its estimates on experience, where applicable and other assumptions that management believes are reasonable under the circumstances. Actual results could differ from those estimates under different assumptions or conditions. Estimates are used when accounting for certain items such as accrued and deferred revenues, allowance for

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)
CINGULAR WIRELESS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
doubtful accounts, useful lives of property, plant and equipment, amortization periods for intangible assets, legal and tax contingencies, employee benefit programs, evaluation of minimum lease terms for operating leases, fair values of investments and intangible assets, asset impairment charges and deferred income taxes, including income tax valuation allowances. Additionally, estimates are used when recording the fair values of assets acquired and liabilities assumed in a purchase business combination.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company, variable interest entities in which the Company is the primary beneficiary as defined by Financial Accounting Standards Board (FASB) Interpretation No. 46R, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (FIN 46R), and voting interest entities in which the Company exercises control. Other parties’ interests in consolidated entities are reported as minority interests. All significant intercompany transactions are eliminated in the consolidation process.
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

Revenue Recognition
The Company earns service revenues by providing access to its wireless network (access revenue) and for usage of its wireless system (airtime revenue). Access revenue from postpaid subscribers is billed either in advance or arrears and recognized ratably over the service period. Airtime revenue, including roaming revenue and long-distance revenue, is billed in arrears based on minutes of use and is recognized when the service is rendered. Data airtime revenue, also billed in arrears, is based upon either number of messages or kilobytes used and is recognized when the service is rendered. Prepaid airtime sold to subscribers and revenue collected from pay-in-advance subscribers is recorded as deferred revenue prior to the commencement of services, and revenue is recognized when airtime is used or expires. Access and airtime services provided are billed throughout the month according to the bill cycle in which a particular subscriber is placed. As a result of bill cycle cut-off times, the Company is required to make estimates for service revenues earned but not yet billed at the end of each month, and for advanced billings. Estimates for access revenues are based upon the most current bill cycle revenues. Estimates for airtime revenues are based upon historical minutes/messages/kilobytes of use.
The Company’s ROLLOVER® rate plans include a feature whereby unused anytime minutes do not expire each month but rather are available, under certain conditions, for future use for a period not to exceed one year from the date of purchase. The Company defers revenue based on an estimate of the portion of unused minutes expected to be utilized prior to expiration. Historical subscriber usage patterns, which have been consistent and which the Company views to be reliable for purposes of gauging predictive behavior, allow the Company to estimate the number of unused minutes to be utilized, as well as those which are likely to expire or be forfeited. No deferral of revenue is recorded for the minutes expected to expire or be forfeited, as no future performance is expected to be required by the Company, nor is there any obligation

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)
CINGULAR WIRELESS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
to refund or redeem for value the expired minutes. The balance of the deferral as of December 31, 2004 and 2005 was $146 and $234, respectively, and has been included in “Advanced billing and customer deposits” in the consolidated balance sheets.
Service revenues include revenues from Company subscribers who roam outside their selected home coverage area, referred to as “incollect” roaming revenues, and revenues from other wireless carriers for roaming by their subscribers on the Company’s network, referred to as “outcollect” roaming revenues.
The Company offers enhanced services including caller ID, call waiting, call forwarding, three-way calling, no answer/busy transfer, text messaging and voice mail. Generally, these enhanced features generate additional service revenues through monthly subscription fees or increased wireless usage through utilization of the features. Other optional services, such as mobile-to-mobile calling, roadside assistance and handset insurance, may also be provided for a monthly fee. These enhanced features and optional services may be bundled with package rate plans or sold separately. Revenues for enhanced services and optional features are recognized as earned. Service revenues also include billings to our subscribers for Universal Service Fund (USF) and other regulatory fees.
Equipment sales consist principally of revenues from the sale of wireless handsets and accessories to new and existing subscribers and to agents and other third-party distributors. The revenue and related expenses associated with the sale of wireless handsets and accessories through our indirect sales channels are recognized when the products are delivered and accepted by the agent or third-party distributor, as this is considered to be a separate earnings process from the sale of wireless services and probability of collection is likely. Shipping and handling costs for wireless handsets sold to agents and other third-party distributors are classified as costs of equipment sales.
The Company has determined that the sale of wireless services through its direct sales channels with an accompanying handset constitutes a revenue arrangement with multiple deliverables in accordance with Emerging Issues Task Force (EITF) No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. The Company accounts for these arrangements as separate units of accounting, including the wireless service and handset. Arrangement consideration received for the handset is recognized as equipment sales when the handset is delivered and accepted by the subscriber. Arrangement consideration received for the wireless service is recognized as service revenues when earned. As the non-refundable, up-front activation fee charged to the subscriber does not meet the criteria as a separate unit of accounting, the Company allocates the additional arrangement consideration received from the activation fee to the handset (the delivered item) to the extent that the aggregate handset and activation fee proceeds do not exceed the fair value of the handset. Any activation fees not allocated to the handset would be deferred upon activation and recognized as service revenue on a straight-line basis over the expected customer relationship period. The Company determined that the sale of wireless services through its indirect sales channels (agents) does not constitute a revenue arrangement with multiple deliverables. For indirect channel sales, the Company continues to defer non-refundable, up-front activation fees and associated costs to the extent of the related revenues in accordance with Staff Accounting Bulletin No. 104 (SAB 104). These deferred fees and costs are amortized on a straight-line basis over the estimated customer relationship period. The Company has recorded deferred revenues and deferred expenses of equal amounts in the consolidated balance sheets. As of December 31, 2004 and 2005, deferred revenues and expenses were $124 and $187, respectively.

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)
CINGULAR WIRELESS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes
The Company is not a taxable entity for federal income tax purposes. Rather, federal taxable income or loss is included in the Company’s respective members’ federal income tax returns. However, the Company’s provision (benefit) for income taxes includes federal and state income taxes for certain of its corporate subsidiaries, as well as for certain states which impose income taxes upon non-corporate legal entities. The acquisition of AT&T Wireless resulted in a significant increase in its pre-tax income (loss) from its corporate subsidiaries since AT&T Wireless retained its corporation status. However, after the acquisition, AT&T Wireless contributed the majority of its assets and liabilities to Cingular Wireless II, LLC (CW II), which it owns jointly with Cingular Wireless LLC. In exchange for the assets and liabilities contributed to CW II, AT&T Wireless received a 43% ownership interest in CW II, from which any income (loss) is allocated and is subject to federal and state income taxes. The remaining income (loss) from CW II is allocated to the Company and flows through to the members who are taxed at their level pursuant to federal and state income tax laws.
The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities, applying enacted statutory rates. Pursuant to the provisions of Statement of Financial Accounting Standards No. 109, Accounting For Income Taxes (SFAS 109), the Company provides valuation allowances for deferred tax assets for which it does not consider realization of such assets to be more likely than not. See Note 13 for further information.

Required Distributions
The Company is required to make periodic distributions to its members on a pro rata basis in accordance with each member’s ownership interest in amounts sufficient to permit members to pay the tax liabilities resulting from allocations of income tax items from the Company. Since the Company did not generate taxable income in 2003, 2004 or 2005, the Company made no distributions for tax liabilities in 2003, 2004 or 2005.

Cash and Cash Equivalents
Cash and cash equivalents include all highly liquid investments with original maturities of three months or less. Outstanding checks and drafts of $169 and $336 have been included in “Accounts payable” in the consolidated balance sheets as of December 31, 2004 and 2005, respectively.

Accounts Receivable
Accounts receivable consist principally of trade accounts receivable from subscribers and are generally unsecured and due within 30 days. Credit losses relating to these receivables consistently have been within management’s expectations. Expected credit losses are recorded as an allowance for doubtful accounts in the consolidated balance sheets. Estimates of expected credit losses are based primarily on write-off experience, net of recoveries, and on the aging of the accounts receivable balances. The collection policies and procedures of the Company vary by credit class and payment history of customers. Provisions for uncollectible receivables are included in selling, general and administrative expenses.

Inventories
Inventories consist principally of wireless handsets and accessories and are valued at the lower of cost or market value. Market value is determined using current replacement cost.

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)
CINGULAR WIRELESS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property, Plant and Equipment
Property, plant and equipment are stated at cost, less accumulated depreciation and amortization. The cost of additions and substantial improvements is capitalized. Interest expense and network engineering costs incurred during the construction phase of the Company’s wireless network are capitalized as part of property, plant and equipment until the projects are completed and the assets are placed into service. The cost of maintenance and repairs is charged to operating expenses. Property, plant and equipment are depreciated using the straight-line method over their estimated useful lives. Leasehold improvements, including cell site acquisition and other site construction improvements, are depreciated over the shorter of their estimated useful lives or lease terms that are reasonably assured. Depreciation lives may be accelerated due to changes in technology, the rate of migration of the Company’s subscriber base from its Time Division Multiple Access (TDMA) network to its Global System for Mobile Communication (GSM) network or other industry conditions. Upon sale or retirement of an asset, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is recognized and principally included in “Cost of services” in the consolidated statements of income.

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

Intangible Assets
Intangible assets consist primarily of customer relationships, FCC spectrum licenses and the excess of consideration paid over the fair value of net assets acquired in purchase business combinations (goodwill). In conjunction with the Company’s acquisition of AT&T Wireless, the Company also recorded intangible assets associated with trade names, trade marks and lease contracts.
Customer relationships represent values placed on subscribers of acquired businesses and have a finite life. The majority of the Company’s customer relationship intangible assets are amortized over a five-year period using the sum-of-the-months digits method.
In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142), goodwill and other indefinite-lived intangible assets are not amortized. The Company has determined that its FCC spectrum licenses should be treated as indefinite-lived intangible assets (see Note 4). The FCC issues spectrum licenses for up to ten years that authorize wireless carriers to provide service in specific geographic service areas. In 1993, the FCC adopted specific standards to apply to wireless renewals, concluding it will award a license renewal to a licensee that meets certain standards of past performance. Historically, the FCC has granted license renewals routinely. The licenses held by the Company expire at various dates and the Company believes it will be able to meet all requirements necessary to secure renewal of its wireless licenses.

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)
CINGULAR WIRELESS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company tests goodwill and other indefinite-lived intangible assets for impairment on an annual basis. Additionally, goodwill will be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the Company’s fair value below its carrying value. Indefinite-lived intangible assets will be tested between annual tests if events or changes in circumstances indicate that the asset might be impaired. These events or circumstances would include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. See Note 4 for description of the goodwill and indefinite-lived intangible asset impairment tests.

Valuation of Long-lived Assets
Long-lived assets, including property, plant and equipment and intangible assets with finite lives, are reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technological or other industry changes. In analyzing potential impairment, the Company uses projections of future cash flows from the asset group. These projections are based on the Company’s views of forecasted growth rates, anticipated future economic conditions, appropriate discount rates relative to risk and estimates of residual values. If the total of the expected future undiscounted cash flows from the asset group the Company intends to hold and use is less than the carrying amount of the asset group, a loss is recognized for the difference between the fair value and carrying amount of the asset group. The asset group to be held and used represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The Company has determined the lowest level for which cash flows are largely independent of the cash flows of other groups is the consolidated company level. For assets the Company intends to dispose of, a loss is recognized if the carrying amount of the assets in the disposal group is more than fair value, net of the costs of disposal. The Company principally uses the discounted cash flow method to estimate the fair value of its long-lived assets. The discount rate applied to the undiscounted cash flows is consistent with the Company’s weighted-average cost of capital.

Asset Retirement Obligations
In accordance with Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (SFAS 143), the Company records the fair value of a liability for an asset retirement obligation in the period in which it is incurred and capitalizes that amount as part of the book value of the long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the estimated useful life of the related asset. Upon settlement of the liability, the Company either settles the obligation for its recorded amount or incurs a gain or loss.
The Company has certain legal obligations related to network infrastructure, principally tower and related assets, certain administrative facilities and battery disposal, which fall within the scope of SFAS 143. These legal obligations include obligations to remediate leased land on which the Company’s network infrastructure and administrative assets are located. The significant assumptions used in estimating the Company’s asset retirement obligations include the following: a probability, depending upon the type of operating lease, that the Company’s assets with asset retirement obligations will be remediated at the lessor’s directive; expected settlement dates that coincide with lease expiration dates plus estimates of lease extensions; remediation costs that are indicative of what third party vendors would charge the Company to

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)
CINGULAR WIRELESS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
remediate the sites; expected inflation rates that are consistent with historical inflation rates; and credit-adjusted risk-free rates that approximate the Company’s incremental borrowing rates.

Advertising Costs
Costs for advertising are expensed as incurred. Total advertising expenses were $643, $973 and $1,249 for the years ended December 31, 2003, 2004 and 2005, respectively.

Operating Leases
Rent expense is recorded on a straight-line basis over the initial lease term and those renewal periods that are reasonably assured. The difference between rent expense and rent paid is recorded as deferred rent and is included in “Accrued liabilities” and “Other noncurrent liabilities” in the consolidated balance sheets.

Derivative Financial Instruments
In accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), the Company recognizes all derivatives as either assets or liabilities in the consolidated balance sheets and measures those instruments at fair value. Gains and losses resulting from changes in the fair values of those derivative instruments will be recorded to earnings or other comprehensive income (loss) depending on the use of the derivative instrument and whether it qualifies for hedge accounting. The Company also assesses, both at the inception of the hedge and on an on-going basis, whether the derivatives used in hedging transactions are effective. Should it be determined that a derivative is not effective as a hedge, the Company would discontinue the hedge accounting prospectively.
The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking various hedge transactions.

New Accounting Standards
In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (an interpretation of FASB Statement No. 143) (FIN 47). This Interpretation clarifies that the term conditional asset retirement obligation, as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty may exist about the timing and (or) method of settlement. Accordingly, an entity is required to recognize the fair value of a liability for the conditional asset retirement obligation when incurred and the uncertainty about the timing and (or) method of settlement should be factored into the measurement of the liability when sufficient information exists. This Interpretation is effective no later than December 31, 2005. Retrospective application of interim financial information is permitted but is not required. Additionally, companies shall recognize the cumulative effect of initially applying this Interpretation as a change in accounting principle. The Company adopted this new pronouncement effective December 31, 2005. The impact to the Company’s consolidated financial statements as a result of adopting this new statement is not material.

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)
CINGULAR WIRELESS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassifications
Certain amounts have been reclassified in the consolidated financial statements to conform to the current year presentation. The consolidated statements of income for 2003 and 2004 have been reclassified to reflect certain billings to the Company’s subscribers related to gross receipts taxes as “Service revenues” and the related payments to the associated taxing authorities and regulatory agencies as “Cost of services” expense. Operating income and net income for both years were unaffected by the reclassification. The amounts reclassified for 2003 and 2004 were $94 and $129, respectively.

2.	Acquisitions and Dispositions
During 2003, 2004 and 2005, the Company completed certain transactions as part of its overall strategy to expand its wireless footprint and divest itself of nonstrategic assets, as well as divestitures required by regulatory agencies.
Acquisitions

AT&T Wireless
In October 2004, the Company acquired AT&T Wireless in a transaction accounted for under the purchase method prescribed in SFAS No. 141, Business Combinations (SFAS 141). AT&T Wireless was a provider of wireless voice and data services and products primarily in the U.S. and served nearly 22 million subscribers as of the acquisition date. AT&T Wireless also held equity interests in Triton PCS Holdings, Inc. (Triton), Cincinnati Bell, Inc. (Cincinnati Bell), TeleCorp PCS, Inc. (TeleCorp) and other U.S. and international communications ventures, corporations and partnerships. The acquisition formed the largest wireless communications company in the U.S., based upon the number of subscribers.
The aggregate consideration paid to AT&T Wireless shareholders to complete the AT&T Wireless acquisition was approximately $41,000 in cash. The Company received $36,024 in equity funding from AT&T and BellSouth to finance the acquisition in proportion to their respective economic interests. The remaining portion of the purchase price was funded with AT&T Wireless cash on hand. The results of AT&T Wireless’ operations have been included in the Company’s consolidated financial statements since the acquisition date.
The acquisition was structured as a merger of a wholly-owned subsidiary of the Manager with and into AT&T Wireless, following which AT&T Wireless became a direct wholly-owned subsidiary of the Manager, and as the surviving entity, AT&T Wireless retained all of its assets and liabilities. Following the merger, the Manager sold all its interests in AT&T Wireless to the Company for $36,024, and AT&T Wireless then became its direct wholly-owned subsidiary. Subsequently, a significant portion of the operations, including assets, liabilities and subsidiary entities, were transferred from the Company and AT&T Wireless to CW II. The Company and CW II executed supplemental indentures to AT&T Wireless’s two indentures under which its Senior Notes are outstanding to become co-obligated for all obligations thereunder. Further, AT&T Wireless and CW II executed supplemental indentures to the Company’s indenture governing the Company’s Senior Notes to become co-obligated for all obligations thereunder. As a result, CW II, AT&T Wireless and the Company are co-obligated on all of the Company’s and AT&T Wireless’ Senior Notes.

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)
CINGULAR WIRELESS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company paid a premium (i.e., goodwill) over the fair value of the net tangible and identified intangible assets acquired for a number of reasons, including but not limited to the following:

•	AT&T Wireless fills in the Company’s licensed spectrum and network footprints by covering areas where it did not have licenses or network infrastructure;

•	AT&T Wireless adds depth to the Company’s licensed spectrum position in existing markets, enhancing the Company’s ability to offer high-speed data services and reduce capital expenditures;

•	AT&T Wireless’ subscriber base, which has a stronger business subscriber component than that of the Company, adds a complementary subscriber mix to the Company’s subscriber base;

•	AT&T Wireless’ average revenue per user, or “ARPU”, had historically been higher than that of the Company’s subscribers;

•	AT&T Wireless gives the Company added size and scale to compete more effectively in the industry and to procure more significant cost economies from vendors; and

•	the acquisition will reduce the Company’s incollect roaming costs because of the broader post-acquisition footprint.

Allocation of Purchase Price
The application of purchase accounting under SFAS 141 required that the total purchase price be allocated to the fair value of assets acquired and liabilities assumed based on their fair values at the acquisition date. The allocation process required an analysis of all such assets and liabilities including acquired contracts, customer relationships, FCC licenses, contractual commitments and legal contingencies to identify and record the fair value of all assets acquired and liabilities assumed. In valuing acquired assets and assumed liabilities, fair values were based on, but were not limited to: future expected cash flows; current replacement cost for similar capacity for certain property, plant and equipment; market rate assumptions for contractual obligations; estimates of settlement costs for litigation and contingencies; and appropriate discount rates and growth rates.
The approach to the estimation of the fair values of the AT&T Wireless intangible assets involved the following steps:

•	Preparation of discounted cash flow analyses;

•	Deduction of the fair values of tangible assets;

•	Determination of the fair value of identified significant intangible assets;

•	Reconciliation of the individual assets’ returns with the weighted average cost of capital; and

•	Allocation of the excess purchase price over the fair value of the identifiable assets and liabilities acquired to goodwill.
The amounts reported as of December 31, 2004 in the table below reflect the estimated fair values as of the acquisition date of October 26, 2004 plus adjustments made during the fourth quarter of 2004. The

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)
CINGULAR WIRELESS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
adjustments summarized in the table below include purchase price allocation adjustments made during 2005 prior to the end of the allocation period.

	Purchase Price Allocation

	As of			As of
	December 31, 2004		Adjustments(2)	October 26, 2005

Assets acquired:
Current assets	$8,457	(1)	$2	$8,459
Property, plant and equipment	10,314		(2,310)	8,004
Intangible assets not subject to amortization
Licenses	15,540		649	16,189
Intangible assets subject to amortization
Customer relationships	5,010		(23)	4,987
Other intangible assets	312		—	312
Investments in unconsolidated subsidiaries	898		103	1,001
Other assets	447		(12)	435
Goodwill	20,468		774	21,242

Total assets acquired	61,446		(817)	60,629
Liabilities assumed:
Current liabilities, excluding current portion of long-term debt	3,261		934	4,195
Long-term debt	12,172		4	12,176
Deferred income taxes	3,938		(1,763)	2,175
Other non-current liabilities	811		8	819

Total liabilities assumed	20,182		(817)	19,365

Net assets acquired	$41,264		$—	$41,264

(1)	Includes $5,240 of cash used to finance the acquisition.

(2)	Adjustments include the impact of integration plans approved by management in June and October 2005, wherein the utility and expected lives of certain network and non-network property, plant and equipment and internal-use software acquired were reduced as a result of management decisions and refinements to assumptions and/or data used to assign asset values in the purchase price allocation. The impact of these plans and refinements resulted in a reduction to the valuation of these former AT&T Wireless assets as of the acquisition date. Included in our 2005 operating results is a $35 reduction of depreciation expense attributable to the fourth quarter of 2004 related to a $1,645 reduction in the valuation of property, plant and equipment resulting from the integration plans approved and management decisions made in 2005. Changes to the valuation of property, plant and equipment resulted in adjustments to the fair value of certain identifiable intangible assets acquired and goodwill and associated deferred taxes. The integration plans also resulted in the recognition of liabilities under EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (EITF 95-3), that adjusted the purchase price allocation (see also Note 12 for further detail); adjustments to these liabilities have been recorded as of December 31, 2005, and may

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)
CINGULAR WIRELESS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

continue as the integration plans are executed and completed in 2006. The purchase price allocation has also been adjusted to record preacquisition contingencies. In addition to the deferred tax impacts associated with valuation adjustments, a net reduction in deferred taxes was recorded to reflect revisions to the tax bases of the assets acquired and liabilities assumed in the purchase, and correspondingly reduced goodwill.
In accordance with SFAS 141, goodwill includes a portion of value for assembled workforce which is not separately classified from goodwill. Deferred tax liabilities have been recorded on all intangible assets except non-deductible goodwill. Tax benefits will be reflected in the consolidated statements of income in future periods as the book basis of finite-lived intangible assets is amortized over their associated useful lives or if any intangible assets except non-deductible goodwill are impaired.
Substantially all of the licenses acquired have an indefinite life, and accordingly, are not subject to amortization. The majority of customer relationship intangible assets are being amortized over a weighted-average period of five years using the sum-of-the-months digits method. This method best reflects the estimated pattern in which the economic benefits will be consumed. Other intangible assets and other noncurrent liabilities include lease and sublease contracts, which are amortized over the remaining terms of the underlying leases and have a weighted-average amortization period of seven years. Other intangibles also includes the right to use the AT&T Wireless brand trade name, which was amortized over a six month period following the acquisition, and represented the use period under the Brand License Agreement with Old AT&T, as amended. Trademarks are amortized over their expected remaining economic lives, ranging from five to six years, and have a weighted-average amortization period of 5.6 years.
The Company completed an assessment of any preacquisition contingencies where the related liability was probable and the amount of the liability could be reasonably estimated. In connection with this assessment, the Company recorded preacquisition liabilities of $172 related to pending legal proceedings in the final purchase price allocation.

Triton Wireless Properties
In September 2004, the Company and AT&T Wireless and Triton signed an agreement providing for the acquisition by the Company of Triton’s wireless properties in Virginia (the “Virginia properties”) in exchange for certain of AT&T Wireless’ properties in North Carolina, Puerto Rico and the U.S. Virgin Islands (the “NC/ PR properties”). In addition, the Company agreed to pay Triton $176 in cash. The exchange of network properties closed on December 1, 2004, and was accounted for as a purchase in accordance with SFAS 141. The FCC licenses were retained by the respective parties pending FCC approval for the transfer, which occurred in November 2005. The results of the Virginia properties have been included in, and the results of the exchanged properties have been excluded from, the Company’s consolidated financial statements since the respective closing dates.

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)
CINGULAR WIRELESS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Under the purchase method of accounting, the assets and liabilities of the Virginia properties were recorded at their respective fair values as of the date of acquisition. The following table summarizes the estimated fair values of the assets and liabilities exchanged as of the acquisition date.

	Virginia	NC/PR	Combined
	Properties	Properties	Totals

Assets acquired (disposed):
Current assets	$32	$(62)	$(30)
Property, plant and equipment	147	(285)	(138)
Customer relationships	48	(68)	(20)
FCC Licenses	301	(227)	74
Goodwill	364	(117)	247

Total assets acquired (disposed)	892	(759)	133
Liabilities assumed (disposed):
Current liabilities	13	4	17
Noncurrent liabilities	—	(60)	(60)

Total liabilities assumed (disposed)	13	(56)	(43)

Net assets acquired (disposed)	$879	$(703)	$176

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
The pro forma amounts represent the historical operating results of AT&T Wireless and the Virginia properties with appropriate adjustments that give effect to depreciation and amortization, interest expense, income taxes, and the elimination of intercompany roaming activity among the Company, AT&T Wireless

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)
CINGULAR WIRELESS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and the Virginia properties. The effects of other non-acquisition related items are included in the pro forma amounts presented above. The pro forma amounts are not necessarily indicative of the operating results that would have occurred if the acquisitions and related transactions had been completed at the beginning of the applicable periods presented. In addition, the pro forma amounts are not necessarily indicative of operating results in future periods, in which the Company might realize revenue enhancements and cost savings.

Acquisition of NextWave Licenses
In August 2003, the Company executed an agreement with NextWave Telecom, Inc. and certain of its affiliates for the purchase of FCC licenses for wireless spectrum in 34 markets for $1,400 in cash. The transaction closed in April 2004, and the Company recorded this cost as additional licenses in the consolidated balance sheet.
Dispositions

Termination of GSMF Network Infrastructure Joint Venture
In May 2004, the Company and T-Mobile entered into an agreement, subject to the closing of the acquisition of AT&T Wireless, to dissolve GSM Facilities, LLC (GSMF), sell to T-Mobile certain spectrum licenses and other assets and exchange certain other spectrum licenses. The first stage of these transactions closed in January 2005.
Pursuant to the agreement, the joint venture was dissolved and the Company sold its ownership of the California/ Nevada Major Trading Area (MTA) network assets to T-Mobile for approximately $2,500 in cash. Also, as part of the dissolution, the Company was required to contribute an additional $200 to the venture to restore a capital account deficit. The Company retained the right to utilize the California/ Nevada and New York T-Mobile networks during a four-year transition period and has committed to purchase a minimum number of minutes over this term with a purchase commitment value of $1,200 (see Note 15). The Company and T-Mobile retained all of their respective customers in each market. Additionally, in January 2005, the Company sold 10 megahertz (MHz) of spectrum to T-Mobile in each of the San Francisco, Sacramento and Las Vegas Basic Trading Areas (BTAs) for $180 as part of the dissolution of GSMF.
As part of the original joint venture agreement, the Company and T-Mobile were each to receive 50% of the spectrum used in the operation of the joint venture following its dissolution. Spectrum licenses were not contributed to the joint venture upon its formation in 2001, but rather were subject to a separate agreement governing their use. In connection with the dissolution, the Company and T-Mobile are contractually required to exchange certain spectrum licenses. The Company expects the spectrum licenses to be exchanged on January 1, 2007. The Company will receive 10 MHz of spectrum in the New York BTA and 2.5 MHz of spectrum in the Las Vegas, Nevada BTA, and T-Mobile will receive 5 MHz of spectrum in each of nine BTAs in California, the largest of which is San Diego. T-Mobile also has the option to purchase an additional 10 MHz of spectrum in the Los Angeles and San Diego BTAs from the Company commencing January 2007. The Company expects to recognize a net gain on the dissolution of the joint venture upon the completion of the spectrum exchange in 2007, principally due to the value of the New York spectrum to be received in connection with the consummation of these transactions.

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)
CINGULAR WIRELESS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investment in Cincinnati Bell Wireless
In connection with the acquisition of AT&T Wireless, the Company and Cincinnati Bell signed an agreement in August 2004 that allowed the Company the right to put to Cincinnati Bell, AT&T Wireless’ 19.9% equity interest in Cincinnati Bell’s wireless subsidiary, Cincinnati Bell Wireless LLC (CBW), for $83. In February 2006, the Company exercised this put right and closed on the transfer of its investment to Cincinnati Bell. The Company accounted for its investment in CBW under the cost method. This investment, which had carrying amounts of $81 and $83 as of December 31, 2004 and 2005, respectively, is included in “Other assets” in the consolidated balance sheets. The gain on the sale was not material.

Mobitex Data Business
In September 2004, the Company sold Cingular Interactive, L.P. (Cingular Interactive), a data messaging business utilizing the proprietary “Mobitex” packet switched network. In connection with its agreement to sell Cingular Interactive, the Company evaluated the Cingular Interactive long-lived asset carrying values, including property, plant and equipment and FCC licenses, for recoverability. Based on the results of the recoverability test, the Company adjusted the carrying values of the Cingular Interactive long-lived assets to their fair value in September 2004, resulting in a loss of $31. Fair value was determined using the agreed upon sale price for the Cingular Interactive assets, less costs to sell. The write-down of the long-lived assets is included in “Cost of services” in the consolidated statements of income and “Other, net” in the consolidated statements of cash flows for 2004. The loss recognized on sale of Cingular Interactive in October 2004 was not material.

Sale of Bermuda and Caribbean Operations and Licenses
In June 2005, the Company signed a stock purchase agreement with Digicel Limited (Digicel) to sell former AT&T Wireless operations and licenses in Bermuda and certain Caribbean markets to Digicel for $61 in cash (subject to certain potential adjustments under the agreement). The majority of the transaction closed in the third and fourth quarters of 2005 for which the Company received approximately $57 in cash. No gain or loss was recognized on the sales that closed. The two remaining markets are expected to close upon governmental and regulatory approvals in the respective markets. The Company does not expect to recognize a material gain or loss on these assets which are included in other current assets in the accompanying consolidated balance sheets as of December 31, 2005. The operating results of the Caribbean markets are not material for any period presented.

Other Divestitures
The Company has completed a series of transactions to dispose of certain domestic wireless assets, including those required to be divested by the FCC and the U.S. Department of Justice (DOJ) in connection with its acquisition of AT&T Wireless. These dispositions did not have a material impact on the Company’s ability to provide services in any market or on its results of operations. The most significant of the required dispositions was the transaction completed in April 2005 with Alltel Corporation, in which the Company sold to Alltel, licenses, network assets and subscribers in several markets that the Company acquired as part of the AT&T Wireless acquisition. In exchange for the assets sold, the Company received cash and additional minority interests in partnerships that it already controlled. The Company also sold to Alltel 20 MHz of spectrum and network assets formerly held by AT&T Wireless in Wichita, Kansas, which it was not required to divest. The fair value of the assets exchanged in the transactions was approximately $400. The gain recognized on the exchange was not material.

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)
CINGULAR WIRELESS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Property, Plant and Equipment
Property, plant and equipment is summarized as follows:

		December 31,
	Estimated
	Useful Lives	2004	2005

	(In years)
Land	—	$95	$109
Buildings and building improvements	10-25	6,182	5,792
Operating and other equipment	2-15	25,388	29,217
Furniture and fixtures	3-10	450	427
Construction in progress	—	810	1,599

		32,925	37,144
Less accumulated depreciation and amortization		10,967	15,399

Property, plant and equipment, net		$21,958	$21,745

Depreciation expense and capitalized interest and network engineering costs incurred during the construction phase of the Company’s wireless network are summarized as follows:

	Year Ended December 31,

	2003	2004	2005

Depreciation expense	$1,927	$2,562	$4,812
Capitalized interest costs	15	16	44
Capitalized network engineering costs	103	134	255
The net book value of assets recorded under capital leases was $916 and $897 at December 31, 2004 and 2005, respectively. These capital leases principally relate to communications towers and other operating equipment. Amortization of assets recorded under capital leases is included in depreciation expense. Capital lease additions for the years ended December 31, 2003, 2004 and 2005 were $143, $94 and $79, respectively.
Previously, the Company’s cellular/ PCS networks were equipped with GSM or TDMA digital transmission technologies. In the second quarter of 2004, the Company completed a two-year overlay of GSM equipment throughout its TDMA markets to provide a common voice standard. As a part of this project, the Company added high-speed technologies for data services known as General Packet Radio Service (GPRS) and Enhanced Data Rates for GSM Evolution (EDGE). Due to the accelerated migration of traffic to its GSM network experienced in 2004, the Company evaluated the estimated useful lives of its TDMA equipment. This review was completed in the fourth quarter of 2004 and, effective October 1, 2004, useful lives were further shortened to fully depreciate all TDMA equipment by December 31, 2007. This change in estimate increased depreciation expense in the fourth quarter of 2004 by $61 and 2005 depreciation expense by approximately $235.

4.	Intangible Assets
A significant portion of the Company’s intangible assets are FCC licenses that provide the Company with the exclusive right to utilize certain radio frequency spectrum to provide wireless communications services. While FCC licenses are issued for only a fixed time, renewals of FCC licenses have occurred routinely and

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)
CINGULAR WIRELESS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
at nominal cost. Moreover, the Company has determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful lives of its FCC licenses and therefore treats the FCC licenses as an indefinite-lived intangible asset under the provisions of SFAS 142.
In accordance with EITF No. 02-7, Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Assets, the Company tests its licenses for impairment on an aggregate basis, consistent with the Company’s management of the business on a national scope. The Company utilizes a fair value approach, incorporating discounted cash flows, to complete the test. This approach determines the fair value of the FCC licenses and, accordingly, incorporates cash flow assumptions regarding the investment in a network, the development of distribution channels and other inputs for making the business operational. As these inputs are included in determining free cash flows of the business, the present value of the free cash flows is attributable to the licenses. The discount rate applied to the cash flows is consistent with the Company’s weighted-average cost of capital.
During the fourth quarters of 2003, 2004 and 2005, the Company completed its annual impairment tests for goodwill and indefinite-lived FCC licenses. These annual impairment tests, prepared as of October 1, resulted in no impairment of the Company’s goodwill or indefinite-lived FCC licenses.
Summarized below are the carrying values for the major classes of intangible assets that will continue to be amortized under SFAS 142, as well as the carrying values of those intangible assets deemed to have indefinite lives:

		December 31, 2004		December 31, 2005

	Estimated	Gross		Gross
	Useful	Carrying	Accumulated	Carrying	Accumulated
	Lives	Amount	Amortization	Amount	Amortization

	(In years)
Intangible assets subject to amortization:
Customer relationships	5	$5,273	$(575)	$5,316	$(2,318)
Other	1-18	326	(73)	306	(134)

Total		$5,599	$(648)	$5,622	$(2,452)

Intangible assets not subject to amortization:
FCC licenses		$24,748	$—	$25,242	$—

Goodwill		$21,637	$—	$22,359	$—

The weighted average estimated useful lives of intangible assets subject to amortization was 5.0 years as of December 31, 2005, with remaining useful lives of approximately 3.8 years.
The changes in the carrying value of goodwill for the year ended December 31, 2005, which are largely attributable to adjustments to the purchase price allocation of AT&T Wireless assets and liabilities, are as follows:.

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)
CINGULAR WIRELESS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Balance, December 31, 2004	$21,637
Goodwill acquired	65
Goodwill disposed of	(150)
Other adjustments	807

Balance, December 31, 2005	$22,359

The following table presents current and estimated amortization expense for each of the following periods:

Aggregate amortization expense for the year ended:
2003	$162
2004	515
2005	1,763
Estimated amortization expense for the year ending:
2006	1,315
2007	955
2008	603
2009	237
2010 and thereafter	60
In addition to the SFAS 142 intangible assets noted above, the Company had $2 of intangible assets in each of 2004 and 2005 in connection with the recognition of an additional minimum liability for its bargained pension plan and/or other unqualified benefit plans as required by SFAS No. 87, Employers’ Accounting for Pensions, (SFAS 87) (see Note 14).

5.	Investments in and Advances to Equity Affiliates
The Company had investments in affiliates and had made advances to entities that provided the Company access to additional U.S. and international wireless markets. The Company did not have a controlling interest in these investments, and all of these investments were accounted for under the equity method of accounting. The most significant of these investments was GSMF, a jointly controlled network infrastructure venture with T-Mobile for networks in the New York City metropolitan area, California and Nevada. GSMF was dissolved in January 2005, and the others were sold during 2005.
Investments in and advances to equity affiliates consisted of the following at December 31, 2004:

Investment in GSMF	$2,108
Investment in Atlantic West B.V. (Netherlands)	349
Investment in IDEA Cellular Ltd. (India)	210
Other	9

$2,676

GSMF
In November 2001, the Company and T-Mobile formed GSMF and contributed to it portions of their existing network infrastructures in the California, Nevada and New York City metropolitan area markets.

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)
CINGULAR WIRELESS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Management control of GSMF was vested in a four-member management committee. Both companies bought network services from GSMF but retained ownership and control of their own licenses in those markets. The Company and T-Mobile independently marketed their services to subscribers and utilized their own sales, marketing, billing and customer care operations. In July 2002, the Company began marketing its commercial service in the New York City market and T-Mobile began service in California and Nevada.
The Company and T-Mobile jointly funded capital expenditures of GSMF and procured services and network equipment on behalf of GSMF in the respective markets. Network equipment was contributed to GSMF at prices which approximated fair value. The Company deferred any resulting profits and recorded them as part of “Investments in and advances to equity affiliates” in the consolidated balance sheets. The Company recognized the intercompany profit over the estimated useful lives of the related assets as a reduction of equity in net loss of affiliates.
In January 2005, the Company and T-Mobile terminated their network infrastructure joint venture through a series of transactions. See Note 2 for additional information.
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

	Year Ended
	December 31,

	2003	2004

Network operating costs charged to GSMF	$320	$385
Network services received based on usage	254	253
At December 31, 2004, the “Due from affiliates, net” caption in the consolidated balance sheets included $125 and $13 related to transactions between the Company and GSMF for the settlement of capital obligations and settlement of operating expenses, respectively.
GSMF incurred net losses due to depreciation, deferred rent and interest expense, which were not reimbursed by the Company or T-Mobile. For the years ended December 31, 2003 and 2004, the Company recorded equity in the net loss of GSMF of $335 and $416, respectively.

Atlantic West B.V.
Atlantic West B.V. (AWBV), which was acquired through AT&T Wireless, was a joint venture between the Company and Verizon Communications, Inc. (Verizon). AWBV owned a 49% interest in Eurotel Bratislava a.s. (Bratislava), a wireless operating entity in Slovakia prior to its sale in December 2004. In December 2004, AWBV sold its interest in Bratislava to Slovak Telecom a.s. for cash proceeds of $315. The Company’s share of proceeds from the sale totaled $158. AWBV distributed $280 of the proceeds upon completion of the sale, of which $140 was distributed to the Company. The remaining cash proceeds, along with $662 in cash from a prior sale, were distributed equally to the Company and Verizon in June

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)
CINGULAR WIRELESS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2005 upon completion of a repatriation plan which qualified under the American Jobs Creation Act of 2004 (see Note 13). The Company recognized no gain or loss on the sale transaction as the assumed fair value of the investment, in conjunction with its purchase of AT&T Wireless, equaled the transaction sale proceeds. AWBV is no longer operational as of December 31, 2005.

IDEA Cellular Ltd.
In September 2005, the Company sold its 32.9% interest in IDEA Cellular Ltd. (IDEA), a cellular telecommunications company in India, to the other principal shareholders in IDEA for $300 in cash. The Company recognized no gain or loss on the transaction.

6.	Variable Interest Entities
The Company has variable interests in several entities for which it is deemed to be the primary beneficiary and accordingly consolidates the statements of financial position, results of operations and cash flows for these entities pursuant to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities — an interpretation of ARB No. 51 (FIN 46R). These variable interests typically consist of a combination of some or all of voting equity interests, nonvoting equity interests, loans and put options that provide the other owners the right to require the Company, subject to prior governmental approvals to purchase their ownership interest if and when certain events occur. These entities were formed to enable individuals and businesses with limited assets and revenues to partner with, and receive financing from, large businesses, such as the Company or AT&T Wireless, to bid on licenses that were otherwise unavailable to large entities. To date, the activities of these entities have consisted primarily of acquiring licenses through acquisitions and FCC auctions and network construction. The Company has no significant variable interests for which it is not deemed to be the primary beneficiary.

Salmon PCS LLC
In November 2000, the Company and Crowley Digital Wireless, LLC (Crowley Digital) entered into an agreement, pursuant to which Salmon PCS LLC (Salmon) was formed to bid as a “very small business” for certain 1900 MHz band PCS licenses auctioned by the FCC.
Crowley Digital has the right to put its approximate 20% economic interest in Salmon to the Company at a cash price equal to Crowley Digital’s initial investment plus a specified rate of return. The put right can be exercised at certain times ending in April 2008. The Company’s maximum liability for the purchase of Crowley Digital’s interest in Salmon under this put right is $225. The fair values of this put obligation, estimated at $155 and $172 as of December 31, 2004 and 2005, are included in “Other noncurrent liabilities” and “Accrued liabilities” in the consolidated balance sheets for the respective periods.

Edge Mobile Wireless, LLC
In November 2004, the Company and Edge Mobile Wireless, LLC (Edge Mobile Wireless) formed Edge Mobile, LLC (Edge) to bid as an “entrepreneur” for certain 1900 MHz band PCS licenses auctioned by the FCC. In February 2005, Edge’s total high bids for the 21 licenses it won at auction in November 2005 amounted to $181, of which the Company was obligated to fund $174. In December 2004, the Company contributed $31 in equity to Edge, which was used to pay for a portion of the licenses. The Company contributed equity and made advances to Edge in March 2005 of $7 and $136, respectively, to cover its remaining obligation.

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)
CINGULAR WIRELESS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Edge Mobile Wireless will have the right to put its economic interest in Edge to the Company at a cash price equal to Edge Mobile Wireless’ investment plus a specified rate of return. The put right can be exercised at certain times, but, in no event, prior to the grant of the licenses. Upon grant of the licenses to Edge in November 2005, the Company recorded the estimated fair value of the put obligation, which is immaterial to the Company’s financial condition.

AT&T Wireless Variable Interest Entities
As a result of the AT&T Wireless acquisition, the Company’s consolidated financial statements include other variable interest entities, similar to Salmon and Edge Mobile Wireless. The Company’s maximum liability related to these entities as of December 31, 2005 was approximately $147, which represents the gross payment under the put options that provide the other owners the right to require the Company to purchase their ownership interests under certain circumstances. Also, through its acquisition of AT&T Wireless, the Company acquired a variable interest and was deemed to be the primary beneficiary in an entity engaged in leasing activities.

7.	Accrued Liabilities
Accrued liabilities are summarized as follows:

	December 31,

	2004	2005

Accrued fixed asset purchases	$822	$1,369
Taxes, other than income	387	499
Payroll and other related liabilities	697	622
Agent commissions	329	289
Advertising	231	125
Accrued interest	232	219
Lease termination costs	—	291
Equipment removal costs	—	190
Other	1,016	1,448

Total accrued liabilities	$3,714	$5,052

8.	Debt

Debt Maturing Within One Year

Revolving Credit Agreement
Effective August 1, 2004, the Company entered into a revolving credit agreement with AT&T and BellSouth for them to provide unsubordinated short-term financing on a pro rata basis at an interest rate of LIBOR plus 0.05% for the Company’s ordinary course operations based upon the Company’s budget and forecasted cash needs. The revolving credit agreement provides that in the event that the Company has available cash (as defined) on any business day, such amount shall first be applied to the repayment of the revolving loans, and any remaining excess shall then be applied to the repayment of the Subordinated Notes (member loans) from AT&T and BellSouth at month end if the Company does not

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)
CINGULAR WIRELESS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
then require a cash advance under the agreement. As of December 31, 2005, the Company had an outstanding balance of $511 under the revolving credit agreement. The agreement was amended in June 2005 to extend expiration until July 31, 2007. The weighted average annual interest rate under this agreement for the period August 1, 2004 through December 31, 2004 and for the year ended December 31, 2005 was 2.3% and 2.9% respectively. Interest expense on the revolving credit agreement for the years ended December 31, 2004 and 2005 was $4 and $11, respectively.

Long-term Debt
Long-term debt is summarized as follows:

	December 31,

	2004	2005

Due to members — Subordinated Notes due June 2008	$9,628	$6,717
Due to external parties — Cingular Wireless LLC, maker:
5.625% Senior Notes, due December 2006	500	500
6.5% Senior Notes, due December 2011	750	750
7.125% Senior Notes, due December 2031	750	750
Due to external parties — AT&T Wireless Services, Inc., maker:
6.875% Senior Notes, due April 2005	250	—
7.35% Senior Notes, due March 2006	1,000	1,000
7.5% Senior Notes, due May 2007	750	750
7.875% Senior Notes, due March 2011	3,000	3,000
8.125% Senior Notes, due May 2012	2,000	2,000
8.75% Senior Notes, due March 2031	2,500	2,500
Due to external parties — TeleCorp Wireless, Inc., maker:
10.625% Senior Subordinated Notes	200	—
Capital leases, 5.72% to 9.6%	1,011	1,142
Other	52	38

Total long-term debt, including current maturities	22,391	19,147
Unamortized premium (discount) on noncurrent Senior Notes and Senior Subordinated Notes and other Notes, net	1,960	1,716
Current maturities of long-term debt	(491)	(1,523)
Interest rate swap fair value adjustment (see Note 9)	(3)	—

Total long-term debt	$23,857	$19,340

Debt Due to Members
The long-term debt due to members (member loans) represents borrowings from AT&T and BellSouth. Interest accrues at 6% and is payable monthly. Interest expense on the member loans for the years ended December 31, 2003, 2004 and 2005 was $653, $582 and $510, respectively. The Company’s member loans have a maturity date of June 30, 2008. The Company may prepay the member loans at any time, subject to the provisions described below, and is obligated to prepay the member loans to the extent of excess cash

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)
CINGULAR WIRELESS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
from operations (as defined). See “Revolving Credit Agreement” above. For the years ended December 31, 2004 and December 31, 2005, the Company repaid $50 and $2,911, respectively, of its member loans. Funds generated from operations and proceeds from asset sales were used to make repayments on the member loans.
AT&T and BellSouth have agreed to subordinate their repayment rights applicable to the member loans to the repayment rights of the Company’s senior debt. Senior debt includes the Company’s Senior Notes, including Senior Notes of AT&T Wireless and other borrowings from external parties designated as senior debt to which AT&T and BellSouth have specifically agreed to be subordinate. The payment of principal and interest on the subordinated member loans by the Company is prohibited in the event of bankruptcy or an event of default in the payment or prepayment of any principal of or interest on any senior debt, or in the event of an acceleration of the subordinated debt upon its default, until the senior debt has been repaid in full.

Senior Notes — Cingular Wireless LLC
The Senior Notes are unsecured obligations and rank equally with all other unsecured and unsubordinated indebtedness. The Senior Notes are governed by an indenture with J.P. Morgan Trust Company, N.A., which acts as trustee. The indenture contains a “negative pledge” provision that the Company will not subject its property or assets to any mortgage or other encumbrance unless the Senior Notes are secured equally and ratably with other indebtedness that is secured by that property or assets, unless “secured debt” would not exceed 15% of “consolidated net tangible assets” (as such terms are defined in the indenture). There is no sinking fund or mandatory redemption applicable to the Senior Notes. The Senior Notes are redeemable, in whole or in part, at the Company’s option, at any time at a price equal to their principal amount plus any accrued interest and premium. CW II and AT&T Wireless became co-obligated on the Company’s Senior Notes following the Company’s acquisition of AT&T Wireless.

Senior Notes — AT&T Wireless
Following the Company’s acquisition of AT&T Wireless in October 2004, the Company, along with CW II, became co-obligated on $9,500 of Senior Notes of AT&T Wireless. Included in the Senior Notes of AT&T Wireless are $6,500 of unsecured and unsubordinated Senior Notes issued under a March 2001 private placement, with $1,000 maturing on March 1, 2006; $3,000 maturing on March 1, 2011; and $2,500 maturing on March 1, 2031. Fixed interest rates range from 7.35% to 8.75% per annum, payable semi-annually. Also included in the Senior Notes are $2,750 of unsecured and unsubordinated Senior Notes issued through an April 2002 registered public offering by AT&T Wireless, with $750 maturing on May 1, 2007, and $2,000 maturing on May 1, 2012. Fixed interest rates range from 7.5% to 8.125% per annum, payable semi-annually.
The $9,250 outstanding Senior Notes of AT&T Wireless are governed under two separate indentures, with U.S. Bank N.A., successor to the Bank of New York, as trustee. The Senior Notes are unsecured unsubordinated obligations, ranking equally in right with all other unsecured and unsubordinated obligations of the Company. The Senior Notes are redeemable, as a whole or in part, at the Company’s option, at any time or from time to time, at a price equal to their principal amount plus any accrued interest and premium similar to that applicable to the Company’s Senior Notes. The Senior Notes are not subject to any sinking fund requirements. With respect to both indentures, covenants limit activity related to “sale and leaseback transactions” (as defined) under certain circumstances and contain a “negative pledge” provision similar to that applicable to the Company’s Senior Notes.

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)
CINGULAR WIRELESS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Values of Long-term Debt
At December 31, 2004 and 2005, the fair values of the Senior Notes and Senior Subordinated Notes were $13,879 and $13,153, respectively, based on their quoted market prices. The carrying value of the long-term debt due to members approximates fair value since the Company may prepay the debt at any time, as described above, without penalty. The above Senior Notes and Senior Subordinated Notes assumed in the Company’s acquisition of AT&T Wireless were recorded at fair value on the acquisition date in accordance with the purchase accounting requirements of SFAS 141. The premium recorded at the acquisition date totaled $2,045, of which $1,731 remains outstanding as of December 31, 2005. The premium is being amortized under the effective interest method which reflects market interest rates on the date of the acquisition. Amortization of the premium is recorded in the Company’s financial statements as a reduction to interest expense. For the year ended December 31, 2005, this amortization totaled $231, which resulted in an effective annual interest rate of 4.7% for the acquired Senior Notes and Senior Subordinated Notes.

Capital Leases
The Company has entered into capital leases primarily for the use of communications towers.

Maturities of Long-Term Debt
Maturities of long-term debt outstanding, including capital lease obligations, at December 31, 2005 are summarized below:

	Debt	Capital Leases	Total

Maturities:
2006	$1,520	$89	$1,609
2007	755	94	849
2008	6,722	98	6,820
2009	3	103	106
2010	2	108	110
Thereafter	9,003	2,607	11,610

Total minimum payments	$18,005	$3,099	$21,104
Less capital lease imputed interest	—	1,518	1,518
Less capital lease executory costs	—	439	439

Total obligations	$18,005	$1,142	$19,147

Cash Paid for Interest
Cash paid for interest on debt for the years ended December 31, 2003, 2004 and 2005 was $862, $892 and $1,503, respectively. These amounts include cash paid for interest on member loans and the revolving credit agreement with the members of $665, $582 and $525 for the years ended December 31, 2003, 2004 and 2005, respectively.

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)
CINGULAR WIRELESS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, advanced billing and customer deposits and other current assets and liabilities are reasonable estimates of their fair value due to the short-term nature of these instruments.
The Company uses interest rate swaps to manage its interest rate exposure on certain of its debt obligations. The Company does not invest in derivative instruments for trading purposes. In March 2003, the Company entered into two interest rate swap contracts with banks to convert a portion of the fixed rate exposure on its five-year Senior Notes due December 15, 2006 to variable rates without an exchange of the underlying principal amount. Under the terms of the interest rate swap contracts, the Company receives interest at a fixed rate of 5.625% and pays interest at a variable rate equal to the six-month LIBOR plus a specified margin, based on an aggregate notional amount of $250. The six-month LIBOR rate on each semi-annual reset date determines the variable portion of the interest rate swaps. For the years ended December 31, 2004 and 2005, the effective interest rate associated with this notional amount was 4.58% and 6.05%, respectively.
In accordance with SFAS 133, the Company recorded a fair value adjustment to the portion of its fixed rate long-term debt that is hedged. This fair value adjustment is recorded as an increase or decrease to long-term debt, with the related value for the interest rate swaps’ recorded in “Other assets” or “Other noncurrent liabilities” if noncurrent, and/or “Other current assets” or “Accrued liabilities” if current, in the consolidated balance sheets. At December 31, 2005, the portion of debt related to the interest rate swap is classified as current and is recorded net of $5 related to the fair value of the interest rate swap. Interest rate differentials associated with these interest rate swaps are recorded as an adjustment to a current asset or liability, with the offset to interest expense over the life of the interest rate swaps.
The Company has designated the swaps as fair value hedges of its fixed rate debt. The terms of the interest rate swap contracts and hedged items are such that effectiveness can be measured using the short-cut method as defined in SFAS 133.

10.	Concentrations of Risk
The Company relies on local and long-distance telephone companies and other companies to provide certain communications services. Additionally, the Company relies on one vendor to provide billing services for the postpaid subscribers acquired in conjunction with the Company’s acquisition of AT&T Wireless (see Note 2). Although management believes alternative vendors could be found in a timely manner, any disruption of these services could potentially have an adverse impact on operating results.
The Company relies on roaming agreements with other wireless carriers to permit the Company’s customers to use their GSM/ GPRS/ EDGE and TDMA networks in areas not covered by the Company’s networks. If these providers decide not to continue those agreements due to a change in ownership or other circumstance, this could cause a loss of service in certain areas and possible loss of subscribers.
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

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)
CINGULAR WIRELESS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Financial instruments that could potentially subject the Company to credit risks consist principally of trade accounts receivable. Concentrations of credit risk with respect to these receivables are limited due to the composition of the subscriber base, which includes a large number of individuals and businesses. No subscriber accounted for more than 10% of consolidated revenues in any year presented.
Approximately 35,000, or 55%, of the Company’s employees are represented by the Communications Workers of America (CWA), with contracts expiring on various dates between March 2006 and February 2009. Approximately 9,700 of the Company’s employees are covered by a contract that expires in March 2006. All of the contracts contain no-strike clauses. In most areas of the country and with most job titles, the Company is contractually required to maintain a position of neutrality and to allow card-check balloting with respect to unionization and support the determination of its employees.
The Company has approximately one million RIM BlackBerry users. In litigation against RIM by various patent holders, a court has held that BlackBerry services infringe several patents. If an injunction is issued and RIM cannot modify the way the service is provided so that it does not infringe the patents at issue, the Company may have to either migrate its BlackBerry users to another handheld device and service platform or separately seek licenses from the patent holders. While there could be some expense and disruption associated with implementing the modification, the expense and/or disruption to the Company’s customers from having to migrate subscribers to another device and service platform or to negotiate licenses from the patent holders could be very expensive and disruptive to the Company’s wireless data business.

11.	Related Party Transactions
In addition to the affiliate transactions described elsewhere in these financial statements, other significant transactions with related parties are summarized in the succeeding paragraphs.
In connection with the formation of Cingular, the Company entered into wireless agency agreements with subsidiaries of AT&T and BellSouth. Such subsidiaries, and any of their affiliates that make an election to do so may act as authorized agents exclusively on the Company’s behalf for the sale of its wireless services to customers in AT&T’s and BellSouth’s respective incumbent service territories. The Company is free to contract with other agents, including retailers and other distributors, for the sale of its wireless services in these territories and elsewhere throughout the U.S. In addition to the unilateral rights of AT&T and BellSouth and their affiliates to terminate the agreements and to the Company’s right to terminate in certain events, each wireless agency agreement terminates upon breach, mutual agreement of the parties or on December 31, 2050. Agent commissions and compensation charges are included in “Selling, general and administrative” in the consolidated statements of income.
The Company incurred local interconnect and long distance charges from AT&T and BellSouth and their affiliates related to the provision of wireless services to its subscribers, which are included in “Cost of services” in the consolidated statements of income, and telecommunication and other charges from AT&T and BellSouth and their affiliates in connection with its internal business operations, which are primarily included in “Selling, general and administrative” in the consolidated statements of income.

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)
CINGULAR WIRELESS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Related party charges incurred by the Company are summarized as follows:

	Year Ended December 31,

Type of Service:	2003	2004	2005

Agent commissions and compensation	$103	$67	$74
Interconnect and long distance	815	927	1,297
Telecommunications and other charges	77	97	250
Additionally, the Company has purchase commitments to AT&T, BellSouth and their affiliates of approximately $161 for dedicated leased lines used to provide interconnection services and $109 for telecommunications and other services (see Note 15).
The Company had receivables from affiliates of $247 and $156 and payables to affiliates of $109 and $210 at December 31, 2004 and 2005, respectively, primarily with AT&T, BellSouth and GSMF.
In August 2005, the Company sold to AT&T and BellSouth certain ultra high frequency operating licenses that were acquired as part of the AT&T Wireless transaction for $34 in cash. Sale proceeds were received from each member in proportion to their respective economic ownership interests. No gain or loss was recognized on the transaction.
In August 2000, Southwestern Bell Mobile Systems, Inc., which AT&T transferred to the Company on October 2, 2000, agreed to transfer approximately 3,900 of its communications towers (later reduced to 3,306), including those owned by consolidated partnerships, to another AT&T affiliate, in connection with an agreement whereby the AT&T affiliate would lease its rights to use and lease space on the towers to SpectraSite Inc. (SpectraSite). Under the arrangement, SpectraSite subleases back to the AT&T affiliate the space on the towers the Company uses. The AT&T affiliate further subleases that space to the Company or its affiliates. The annual rent escalates by 5% as of December 14 of every year. The term of the sublease is unique to each tower and ranges from 13 to 32 years. The Company (as lessee) has the right to withdraw from any lease on the tenth anniversary of the lease date and on each five-year anniversary thereafter. The Company accounts for its subleases of the tower space from the AT&T affiliate as capital leases.
In 2003 and 2004, the Company transferred to the AT&T affiliate 94 and 187 towers, respectively. No towers were transferred in 2005. Through December 31, 2005, a total of 3,265 towers were transferred having an aggregate net book value at transfer date of $190.

12.	Acquisition-Related, Integration and Other Costs
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

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)
CINGULAR WIRELESS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended December 31, 2004 and 2005, the Company expensed integration costs of $288 and $876, respectively, related to these exit plans. Total costs to date include $601 for network integration, $129 of costs to support the common customer service experience, $116 to market the combined company, $81 for billing and other IT systems conversions, $59 to convert the branding of AT&T Wireless stores, agent locations and other signage to the Cingular brand, $58 related to employee retention and involuntary terminations and $120 of other integration planning and execution costs. These costs are primarily included in “Depreciation and amortization”, “Cost of services” and “Selling, general and administrative expenses” in the consolidated statements of income.
     Network Integration Plan — Phase I
In June 2005, the Company finalized a portion of its plan to integrate certain acquired network assets of AT&T Wireless. The plan primarily addressed certain TDMA network equipment in locations where the Company and AT&T Wireless had overlapping TDMA network assets and AT&T Wireless’ UMTS (Universal Mobile Telephone Service) assets. The plan included decommissioning TDMA assets (approximately 85% former AT&T Wireless assets and 15% legacy Cingular assets) and replacing former AT&T Wireless UMTS assets by the end of 2005. The valuation of these former AT&T Wireless assets was reduced by approximately $145 and was reflected as an adjustment to the original purchase price allocated to these assets as of the acquisition date.
The Company also determined to decommission and replace certain vendor-specific Cingular network assets in three markets as part of its overall network integration efforts, resulting in a net increase of $257 in depreciation expense for 2005.
     Network Integration Plan — Phase II
In October 2005, the Company approved the second and final phase of its network integration plan. This plan complemented the activities undertaken in June 2005 to eliminate redundant network facilities that arose upon the purchase of AT&T Wireless. In connection with the second phase of the network integration plan, the Company is integrating its GSM (Global System for Mobile Communication) networks, decommissioning redundant cell sites and core network elements and swapping vendor equipment in various markets to have like equipment in each operating market. The plan is anticipated to result in decommissioning approximately 7,600 cell sites, of which approximately 5,700 were acquired from AT&T Wireless. The valuation of the former AT&T Wireless assets affected by the second phase of the network integration plan was reduced by approximately $1,319 and is reflected as an adjustment to the original purchase price allocated to these assets. Certain legacy Cingular assets that will be decommissioned as a result of the second phase of the network rationalization plan were depreciated on an accelerated basis beginning in the fourth quarter of 2005. The incremental depreciation associated with those legacy assets amounted to $165 for the year ended December 31, 2005. The Company expects to complete activities associated with its network integration plans by December 31, 2006.
     Retail Stores and Administrative Space Integration Plans
The Company also finalized plans to integrate the retail stores and administrative space requirements for the sales/distribution and corporate real estate functions in June 2005. The valuation of former AT&T Wireless non-network assets affected by these integration plans was reduced by $74 and was reflected as an adjustment to the original purchase price allocated to these assets as of the acquisition date. Legacy

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)
CINGULAR WIRELESS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Cingular assets affected by the integration plans will be depreciated on an accelerated basis through their estimated remaining lives. The impact on depreciation expense is not material.
     Exit Costs Recorded under Integration Plans
In addition to the revaluation of assets, the Company incurred and recorded certain costs and accruals associated with the integration plans in accordance with the requirements of EITF 95-3 and Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). The costs presented in the table immediately following were recorded under EITF 95-3 during 2005, to exit certain AT&T Wireless activities and resulted in adjustments to the purchase price allocation for assets acquired and liabilities assumed in the acquisition of AT&T Wireless. The majority of the costs recognized related to termination fees associated with leases and other contractual arrangements. Costs recorded under SFAS 146 as presented in the second table below are recognized in the income statement when those costs have been incurred.
The following table displays the activity and balances recorded under EITF 95-3 and are reflected in “Accrued liabilities” in the consolidated balance sheets:
EITF 95-3 Summary

	December 31, 2004	Accruals	Payments	December 31, 2005

Lease terminations	$—	$293	$(31)	$262
Severance	27	85	(97)	15
Equipment removal costs	—	194	(9)	185
Other	—	4	(1)	3

Total	$27	$576	$(138)	$465

A summary of total expected costs to be incurred under SFAS 146 for the integration plans, and the amounts incurred for the year ended December 31, 2005, is presented in the table below:
Summary of SFAS 146 Costs

	Estimate of Costs		Cumulative Costs
	Expected to be	Costs incurred	Incurred through
	Incurred	during 2005	December 31, 2005

Contract termination costs:
Lease terminations	$138	$36	$36
Agent terminations	10	—	—
Other contract terminations	6	—	—
Equipment removal costs	126	15	15
Other	4	3	3

Total	$284	$54	$54

Costs recorded under SFAS 146 were classified in “Cost of services” and “Selling, general and administrative” in the consolidated statements of income.

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)
CINGULAR WIRELESS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Termination Costs
In connection with the integration of AT&T Wireless, the Company recognized $42 of termination costs in the year ended December 31, 2005, for approximately 2,400 Cingular employees who were identified to be terminated during 2005 and 2006. Approximately 1,900 of these employees left their positions by December 31, 2005. Employee termination benefits to be paid to former Cingular employees are recorded in accordance with SFAS No. 112, Employers’ Accounting for Postemployment Benefits (SFAS 112). Additional liabilities for termination benefits to be provided to former Cingular employees will be recognized when such costs are probable and estimable.
Additionally, employee termination benefits of $35 and $85, including involuntary severance and related benefits, were recorded in the years ended December 31, 2004 and 2005, respectively, for approximately 2,200 former AT&T Wireless employees. These costs were recognized under EITF 95-3 as liabilities assumed in the purchase business combination, which increased goodwill and did not affect net income, and are reflected in the EITF 95-3 Summary table above. As of December 31, 2005, approximately 1,800 of the identified employees had left their positions.
The following table displays the SFAS 112 and SFAS 146 activity and balances of the restructuring liabilities associated with the integration plans which are reflected in accrued liabilities on the consolidated balance sheet:

	SFAS 112		SFAS 146

Balance at December 31, 2004	$4		$—
Additions	42		54
Payments	(35	)(1)	(17)

Balance at December 31, 2005	$11		$37

(1)	Includes cash payments and adjustments for changes in employment status.

Hurricane Costs
In August and September 2005, hurricanes Katrina and Rita caused significant damage to coastal areas served by the Company in Louisiana, Mississippi, Alabama and Texas. The Company consequently experienced disruptions to its service and operations, and incurred losses to its network equipment, retail locations and other property. The extent of these asset losses caused by the storms, and costs incurred for service restoration efforts, totaled $116. In addition, the Company recorded $32 in revenue losses related to subscribers residing in geographic areas affected by hurricane Katrina.

13.	Income Taxes
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

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)
CINGULAR WIRELESS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Following the Company’s acquisition of AT&T Wireless and related restructuring, AT&T Wireless became a direct wholly-owned subsidiary of the Company. The Company and AT&T Wireless transferred significant portions of their respective assets and liabilities to CW II. Earnings or losses from CW II flow to its owners in accordance with their respective ownership interests. The structure retains AT&T Wireless as a tax-paying corporation that is a 43% owner of CW II. The Company owns the remaining 57% of CW II. The Company and CW II are generally both considered partnerships for federal and state income tax purposes. For partnerships, income tax items generally flow through to their partners and are taxed at the partner level pursuant to federal and state income tax laws.
Deferred income taxes are recorded using enacted tax law and rates for the years in which the taxes are expected to be paid or refunds received. Deferred income taxes are provided for items when there is a temporary difference in recording such items for financial reporting and income tax reporting. A majority of these deferred taxes were recorded through the required application of the purchase method of accounting for the Company’s acquisition of AT&T Wireless. As part of purchase accounting, the assets and liabilities acquired were recorded by the Company at fair value. The difference between the fair values recorded for these acquired assets (other than goodwill) and liabilities and the tax basis of those assets and liabilities generated the related deferred income taxes that have been recorded in the Company’s financial statements. Additionally, the Company assumed significant tax net operating losses (NOLs) with its acquisition of AT&T Wireless.
The provision (benefit) for income taxes consists of the following:

	Year Ended
	December 31,

	2003	2004	2005

Current:
Federal	$26	$14	$73
State and local	3	2	35

Total current	29	16	108
Deferred:
Federal	(3)	(67)	72
State and local	2	(7)	18

Total deferred	(1)	(74)	90

Provision (benefit) for income taxes	$28	$(58)	$198

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)
CINGULAR WIRELESS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
A reconciliation of the income tax provision (benefit) computed at the statutory tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,

	2003	2004	2005

Income tax provision at federal statutory rate of 35%	$352	$50	$186
State income taxes, net of federal U.S. tax benefit	40	6	19
LLC income not subject to federal or state income taxes	(364)	(114)	(17)
State law changes, net	—	—	29
Reversal of valuation allowance	—	—	(13)
Other	—	—	(6)

Provision (benefit) for income taxes	$28	$(58)	$198

The significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,

	2004	2005

Current deferred tax assets:
Net operating loss carryforwards	$—	$753
Other	2	14

Total current deferred tax assets	2	767

Noncurrent deferred tax assets:
Net operating loss/credit carryforwards	3,078	2,246
Valuation allowances	(147)	(131)

Total net noncurrent deferred tax assets	2,931	2,115
Noncurrent deferred tax liabilities:
Investment in Cingular Wireless II	6,655	4,962
FCC licenses and goodwill	216	201
Investments in and advances to unconsolidated subsidiaries	41	—
Other	16	38

Total noncurrent deferred tax liabilities	6,928	5,201

Total noncurrent net deferred tax liabilities	$3,997	$3,086

The Company, through AT&T Wireless, has federal and state NOL carryforwards of approximately $6,979 and $9,858, respectively, which expire at various dates principally from December 31, 2007 through December 31, 2024. The Company also has federal tax credit carryforwards of $42 which expire between 2007 and 2024. Internal Revenue Code Section 382 places certain limitations on the annual amount of NOL carryforwards that can be utilized if certain changes to a company’s ownership occur. The Company believes its purchase of AT&T Wireless was a change in ownership pursuant to Section 382 of the Code, and the NOL carryforwards of AT&T Wireless are limited but more likely than not will be used in future periods. As of December 31, 2005, the Company has valuation allowances of $119 for NOLs and $12 for tax credits which were more likely than not to expire unused. The majority of the Company’s deferred tax

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)
CINGULAR WIRELESS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
asset valuation allowance would be applied to reduce goodwill in the event that the tax benefits for the items are recognized.
On December 21, 2004, the FASB issued FSP FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (the Act), to provide accounting and disclosure guidance for the repatriation provision of the Act. The Act created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. Such repatriations must occur in either an enterprise’s last tax year that began before the enactment date, or the first tax year that begins during the one-year period beginning on the date of enactment. The Company and the Board of Directors approved a plan to repatriate approximately $310 in previously unremitted foreign earnings under the Act, which were remitted in the third quarter of 2005. Amounts to be repatriated under the Act do not have an effect on the Company’s income tax expense. Changes in deferred taxes related to the Act directly resulted in adjustments to the purchase price allocations that were recorded in connection with the Company’s acquisition of AT&T Wireless.
At December 31, 2004 and 2005, the Company’s recorded net assets at entities that are not taxpayers exceed their tax bases by approximately $14,000 and $14,900, respectively. The Company does not record deferred taxes for their differences due to its structure. For the year ended December 31, 2004 and 2005, this basis difference principally relates to the Company’s investment in CW II. Cash paid for income taxes for the years ended December 31, 2003, 2004 and 2005 was $23, $22 and $138, respectively.
The Company’s income tax returns are regularly audited and reviewed by the Internal Revenue Service (IRS) and state taxing authorities. During the fourth quarter of 2005, the IRS completed field examinations for tax years 1997 through 2003 for the legacy AT&T Wireless operations. During 1997 through July 9, 2001 (the effective date of its split off from Old AT&T), AT&T Wireless was included in the consolidated federal income tax return of Old AT&T. After the spin-off, AT&T Wireless filed as a separate taxpayer. The IRS has issued assessments challenging the timing and amounts of various deductions for both the January 1, 1997 through July 9, 2001 and the July 10, 2001 through December 31, 2003 periods. The proposed assessment for these years is currently under review by the Congressional Joint Committee on Taxation (JCT). The Company expects completion of the JCT review and final resolution of these audits during 2006. Since the audit periods predate the Company’s acquisition of AT&T Wireless, any adjustments that result from the assessment will increase or decrease goodwill pursuant to the rules of purchase accounting.

14.	Employee Benefits

Pensions and Post-Retirement Benefits
As of December 31, 2005, approximately 41,000 of the Company’s employees are covered by one of two noncontributory qualified pension plans. Participation in the Company’s plans commenced November 1, 2001, following the initial contribution of employees and related obligations and liabilities by AT&T and BellSouth to the Company. In connection with this contribution, AT&T and BellSouth transferred pension assets from their qualified trusts to the trusts established for the Company’s pension plans. Approximately 24,000 current employees of the Company who were formerly employed by AT&T Wireless became eligible to participate in the pension plans on January 1, 2006.
Nonbargained employees commencing service on or before December 31, 2005, and some bargained employees, participate in a cash balance plan, under which they can elect to receive their pensions in a

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)
CINGULAR WIRELESS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
lump sum. The pension benefit formula for many bargained employees is based on a flat dollar amount per year of service according to job classification, and these benefits are typically paid as an annuity. Nonbargained employees commencing service on or after January 1, 2006 do not participate in any defined benefit pension plan.
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
For a closed group of nonbargained and bargained transitional employees, the Company provides certain retiree medical, dental and life insurance benefits under various plans and accrues actuarially determined post-retirement benefit costs as active employees earn these benefits. These post-retirement plans are not funded. Other nonbargained employees and their covered dependents who meet certain eligibility requirements are provided access to post-retirement medical and dental benefits at no cost to the Company. Current employees formerly employed by AT&T Wireless who meet certain eligibility requirements are eligible only for access to post-retirement medical and dental benefits at no cost to the Company.
In accordance with FASB Staff Position No. FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, the obligation under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Medicare Modernization Act) has been reflected effective January 1, 2004. Due to expected future receipt of subsidies available under the Act for plans that are determined to be actuarially equivalent, the plans’ combined accumulated postretirement benefit obligation was reduced by approximately $8 and $10 as of the beginning of 2004 and 2005, respectively, and the 2004 and 2005 net periodic benefit cost were each reduced by approximately $2.

Obligations and Funded Status
The funded status of the pension plan and post-retirement benefit plan and amounts recognized in the consolidated balance sheets at December 31, 2004 and 2005 are as follows:

			Post-
	Pension		Retirement
	December 31,		December 31,

	2004	2005	2004	2005

Change in Benefit Obligation:
Benefit obligation at beginning of year	$456	$536	$114	$117
Service cost	65	71	10	11
Interest cost	26	30	6	7
Amendments	2	—	(12)	—
Impact of Medicare Modernization Act	—	—	(8)	—
Actuarial loss (gain)	18	(12)	7	22
Benefits paid	(31)	(47)	—	—

Benefit obligation at end of year	$536	$578	$117	$157

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)
CINGULAR WIRELESS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Post-
	Pension		Retirement
	December 31,		December 31,

	2004	2005	2004	2005

Change in Plan Assets:
Fair value of plan assets at beginning of year	$510	$526	$—	$—
Actual return on plan assets	47	37	—	—
Employer contribution	—	—	—	—
Benefits paid	(31)	(47)	—	—

Fair value of plan assets at end of year	$526	$516	$—	$—

	Pension		Post- Retirement
	December 31,		December 31,

	2004	2005	2004	2005

Funded status	$(10)	$(62)	$(117)	$(157)
Unrecognized prior service cost	14	11	(7)	(6)
Unrecognized net actuarial loss	12	3	29	50

Prepaid (accrued) pension cost and post-retirement benefit obligation	$16	$(48)	$(95)	$(113)

The accumulated benefit obligation for the pension plans was $511 and $554 at December 31, 2004 and 2005, respectively. As of December 31, 2005, the bargained pension plan had an accumulated benefit obligation that exceeded the fair value of plan assets, and an additional minimum liability of $10 was recorded in accordance with the provisions of SFAS No. 87, “Employers’ Accounting for Pensions”. Additional information for this plan is as follows:

	December 31,

	2004	2005

Projected benefit obligation	$26	$38
Accumulated benefit obligation	22	32
Fair value of plan assets	17	15
Increase in minimum liability included in other comprehensive income	4	5

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)
CINGULAR WIRELESS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Components of Net Periodic Pension Cost
Net pension expense and post-retirement benefit expense recognized is comprised of the following:

	Pension			Post-Retirement

	2003	2004	2005	2003	2004	2005

Service cost	$61	$65	$71	$9	$10	$11
Interest cost	24	26	30	6	6	7
Expected return on plan assets	(36)	(38)	(41)	—	—	—
Amortization of prior service cost	3	3	3	1	1	(1)
Recognized actuarial loss	—	—	1	1	1	1

Net expense	$52	$56	$64	$17	$18	$18

Assumptions
Significant weighted-average assumptions used in developing pension and post-retirement benefit obligations at December 31 include:

			Post-
	Pension		Retirement

	2004	2005	2004	2005

Discount rate	5.75%	5.50%	5.75%	5.50%
Composite rate of compensation increase	6.00%	5.00%	6.00%	5.00%
Significant weighted-average assumptions used to determine net periodic pension and post-retirement cost for the years ended December 31 include:

	Pension 2003			Post-Retirement

	2003	2004	2005	2003	2004	2005

Discount rate	6.75%	6.25%	5.75%	6.75%	6.25%	5.75%
Expected long-term return on plan assets	8.50%	8.50%	8.50%	—	—	—
Composite rate of compensation increase	6.00%	6.00%	6.00%	6.00%	6.00%	6.00%
Discount rates are selected considering yields available on high-quality debt instruments at the measurement date. At December 31, 2005, in addition to reviewing standard bond market indices, we specifically considered the timing and amounts of expected future benefit payments and compared that with a yield curve developed to reflect yields available on high-quality bonds. The discount rate selected as of December 31, 2005 reflects the results of this yield curve analysis, with appropriate consideration given to plan demographics and benefit design, as well as comparisons to other published indices of long-maturity corporate bond rates.
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

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)
CINGULAR WIRELESS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Assumed health care cost trend rates at December 31 are as follows:

	2004		2005

	Pre-	Post-	Pre-	Post-
	Age 65	Age 65	Age 65	Age 65

Health care cost trend rate assumed for next year	9.25%	10.00%	9.25%	10.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.00%	5.00%
Year the rate reaches the ultimate trend rate	2011	2011	2012	2012
The assumed dental cost trend rate is 5.0% in 2005 and future years. A one percentage-point change in the assumed health care cost trend rate would have the following effects:

	One Percentage-	One Percentage-
	Point Increase	Point Decrease

Effect on total of service and interest cost components	$5	$(4)
Effect on post-retirement benefit obligation	23	(18)

Plan Assets
The Company’s pension plans asset allocations at December 31, by asset category are as follows:

	Plan Assets at
	December 31,

	2004	2005

Asset Category
Equity securities	62%	63%
Debt securities	28	27
Cash	—	—
Other	10	10

Total	100%	100%

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

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)
CINGULAR WIRELESS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contributions
The Company estimates it will have a minimum funding requirement of $10 for its bargained pension plan in 2006. No contributions are expected for the nonbargained pension plan or post-retirement benefit plans in 2006.

Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid. Post-retirement benefit payments shown reflect estimated payment amounts, without the Medicare subsidy. The Medicare subsidy for all years shown below totals less than $2 in aggregate.

		Post-
	Pension	retirement
	Benefits	Benefits

2006	$47	$1
2007	43	2
2008	46	2
2009	47	3
2010	52	4
2011-2015	294	30

Defined Contribution Plans
The Company maintains several contributory savings plans that cover substantially all employees. Contributions made by the Company and the related costs are determined as a percentage of covered employees’ eligible contributions to the plans and totaled $46 in 2003, $46 in 2004 and $48 in 2005.
Current employees who were formerly employed by AT&T Wireless participated in a legacy savings plan until December 31, 2005, at which time that plan was merged into the Company’s existing savings plan. The plan matched a percentage of employee contributions up to certain limits and provided for a fixed percentage contribution and a discretionary profit sharing contribution. A final fixed percentage contribution and discretionary profit sharing contribution will be made in 2006 for the 2005 plan year for certain eligible employees formerly employed by AT&T Wireless. Contributions under the plan totaled $13 from the acquisition date of October 26, 2004 through December 31, 2004, and $79 for the year ended December 31, 2005.

Supplemental Retirement Plans
The Company also assumed the liabilities related to nonqualified, unfunded supplemental retirement plans for senior managers previously employed by AT&T affiliates that were contributed to the Company. Expenses related to these plans were less than $2 in each year presented. Liabilities of $8 and $10 related to these plans, which include an additional minimum pension liability of $3 and $4, have been included in “Other noncurrent liabilities” in the consolidated balance sheets at December 31, 2004 and 2005, respectively. The consolidated balance sheets also include $1 in “Other intangible assets, net” at December 31, 2004 and 2005 related to these plans.

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)
CINGULAR WIRELESS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Deferred Compensation Plan
The Company provides certain management employees with a nonqualified, unfunded deferred compensation plan. The plan allows eligible participants to defer some of their compensation on a pre-tax basis and receive pre-determined market-based interest rates of return. In addition, the plan provides for a stated matching contribution by the Company based on a percentage of the compensation deferred. Deferred compensation expenses for all years presented was not significant. Certain management employees who previously were employees of AT&T Wireless are participants in a nonqualified, unfunded deferred compensation plan, which allows participants to defer a portion of their compensation on a pre-tax basis, with earnings calculated based on valuation funds selected by the participants. In addition, the plan provides for contributions by the Company to participants whose matching and profit sharing contributions to the qualified 401(k) plan were capped by operation of the limitations imposed by tax laws. The liability of the deferred compensation plans totaled $81 as of December 31, 2005, of which $14 and $67 have been recorded as “Accrued liabilities” and “Other noncurrent liabilities”, respectively, in the consolidated balance sheets.
The liabilities associated with the AT&T Wireless deferred compensation plan, along with other benefit obligations, have been funded and are held in a grantor trust, subject to the claims of the Company’s creditors in the event of the Company’s insolvency. Upon the acquisition of AT&T Wireless by the Company, the trust became irrevocable, and the Company was required to contribute an amount to the grantor trust equal to the present value of the total amount owed to participants in the deferred compensation plan and other benefit obligations. As of December 31, 2005, the grantor trust held $46 in assets, of which $31 was invested in cash equivalents and short term investments. The remaining $15 represented the cash surrender value of Company owned life insurance policies. The assets held by the grantor trust were included in “Other assets” in the consolidated balance sheets. Effective January 1, 2006, former employees of AT&T Wireless commenced participation in the Company’s deferred compensation plan. After December 31, 2005, no future deferrals will be made into the AT&T Wireless deferred compensation plan.
     Long-Term Compensation Plan
The Cingular Wireless Long-Term Compensation Plan, as amended (the Plan), provides for incentive compensation to eligible participants over periods that are two years or longer in the form of performance units, stock appreciation units, restricted stock units and performance stock units. Awards granted in any particular year may be comprised of any combination of award type provided for under the Plan, as approved by the plan administrator. All awards are ultimately settled in cash. Grants are made in April of the award year.
Performance units granted prior to 2005 are tied to the achievement of specified financial objectives over a three-year performance period. The units have a stated value of $50 (whole dollars). Performance units granted at inception of a three-year performance period are payable in the first quarter following the performance period, with payouts ranging from 0% to 200% of the stated value of the performance units for years prior to 2004 and 0% to 150% for 2004 grants. The number of performance units granted under the Plan total approximately 540,000 units in 2003 and 732,000 units in 2004. As of December 31, 2005, the Company has approximately 1.1 million outstanding performance units issued prior to 2005. Expense is accrued ratably throughout the performance period based upon management’s estimate of the compensation that will ultimately be earned under the Plan. As performance is monitored against the financial objectives that have been established throughout the respective three-year performance periods,

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)
CINGULAR WIRELESS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
management may revise its estimate of the compensation that will ultimately be earned under the Plan and adjust its accrual accordingly. For the year ended December 31, 2005, 822,000 performance units that were granted in connection with the 2002-2004 performance period were paid in the amount of $16.
Stock appreciation units granted under the Plan, which approximate 3.3 million in total, are indexed to an underlying share of BellSouth or AT&T common stock. Each stock appreciation unit has a grant price equal to the closing price of BellSouth or AT&T common stock, as the case may be, based on the closing New York Stock Exchange price on the grant date. Stock appreciation units were granted to eligible employees on April 1, 2003, 50% of which vest two years after the grant date and the remaining 50% of which vest three years following the grant date. Exercised units are paid out based on the appreciation of the stock price underlying the units to the exercise date. As of December 31, 2005, the Company had approximately 2.5 million outstanding stock appreciation units. The units expire 10 years from the grant date. Compensation cost is recognized over the period such units remain outstanding based upon the change in the fair value of the stock appreciation units at the end of each reporting period.
Restricted stock units granted under the Plan are indexed to an underlying share of BellSouth or AT&T common stock. The value of the restricted stock units granted in 2004 and 2005 will be paid in cash to holders in March 2007 and March 2008, respectively, based on the average of the closing stock prices of BellSouth and AT&T common stock for the last ten trading days of February 2007 and February 2008. Dividend equivalents will be paid annually at the same rate as the dividend received by all BellSouth and AT&T shareholders, respectively. The number of BellSouth restricted stock units and AT&T restricted stock units granted in 2004 totaled 339,000 and 378,000, respectively, with an aggregate value on the grant date of approximately $19. During the year ended December 31, 2005, the Company granted approximately 730,000 BellSouth restricted stock units and 797,000 AT&T restricted stock units with an aggregate value on the grant date of approximately $37. As of December 31, 2005, the Company had approximately 2.1 outstanding restricted stock units. The value of the restricted stock units, adjusted for changes in the value of the underlying BellSouth and AT&T common stock as the case may be, is recognized as compensation expense over the respective three-year vesting periods.
Performance stock units granted in 2005 under the Plan, which approximate 4.4 million in total, are indexed to an underlying share of BellSouth or AT&T common stock, based on the closing New York Stock Exchange price of each stock for the 10 trading days preceding the grant date. The value of the units is also based upon the Company’s performance relative to pre-established performance objectives over the performance period. For the 2005 grant, the performance objectives are based upon return on capital objectives. Performance stock units were granted to eligible employees on April 1, 2005, and vest and become payable on March 1, 2008, with the final payment based upon the average closing stock prices for the last 10 trading days in February 2008 applied to a payout percentage ranging from between 0% to 150% as determined by the Company’s performance against the objectives. Dividend equivalents will be paid annually on each performance stock unit at the same rate as the dividend received by all BellSouth and AT&T shareholders, respectively. A portion of the 2005 grants of BellSouth and AT&T performance stock units is tied to the Company’s achievement of a ranking of first or second in several critical industry measures by the end of 2007. The number of performance units paid at the end of the performance period will range from 0% to 150% based upon attainment of those predetermined objectives, with the value of each unit based upon the average closing stock prices for the last 10 trading days of February 2008. Dividend equivalents on these units will be paid at the end of the performance period based on the same payout percentage that applies to the performance stock units. As of December 31, 2005, the Company had approximately 3.8 million outstanding 2005 performance stock units. Compensation cost is recognized

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)
CINGULAR WIRELESS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
over the period such units remain outstanding based upon the change in the fair value of the stock appreciation units at the end of each reporting period.
For the years ended December 31, 2004 and 2005, the Company recognized compensation expense of $26 and $68, respectively, associated with the Plan. Former AT&T Wireless employees who remain in the employment of the Company and meet certain eligibility requirements were eligible to participate in the Plan beginning in 2005.

15.	Commitments and Contingencies
     Leases
The Company enters into capital leases primarily for the use of communications towers. Capital lease obligations are included in Note 8.
The Company also enters into operating leases for facilities and equipment used in operations. These leases typically include renewal options and escalation clauses. In general, ground and collocation leases have five or ten year initial terms with three to five renewal terms of five years each. Rental expense under operating leases for the years ended December 31, 2003, 2004 and 2005 was $512, $699 and $1,646, respectively.
The following table summarizes the approximate future minimum rentals under noncancelable operating leases, including renewals that are reasonably assured, in effect at December 31, 2005:

2006	$1,263
2007	1,121
2008	1,000
2009	912
2010	838
Thereafter	4,955

Total	$10,089

     Commitments
The Company has unconditional purchase commitments for advertising and marketing, computer equipment and services, roaming, long distance services, network equipment and related maintenance and software development and related maintenance. These commitments totaled approximately $1,845 at December 31, 2005. Included in this amount are commitments of $109 to AT&T, BellSouth and their affiliates for telecommunications and other services.
The Company has commitments with local exchange carriers for dedicated leased lines. The original terms of these commitments vary from month-to-month to up to five years. The Company’s related commitment to its primary carriers as of December 31, 2005, was approximately $347, with remaining payments due in succeeding fiscal years as follows: $171 in 2006, $108 in 2007, $60 in 2008, and $8 in 2009. Included in these amounts are commitments of approximately $161 to AT&T, BellSouth and their affiliates.
The Company has commitments to Crown Castle International for monitoring and maintenance services related to its communication towers. The Company’s commitment at December 31, 2005 was

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)
CINGULAR WIRELESS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
approximately $421, with payments due in succeeding fiscal years as follows: $59 in 2006, $61 in 2007, $65 in 2008, $68 in 2009 and $23 in 2010.
In connection with the termination of the Company’s GSMF network infrastructure joint venture with T-Mobile (see Note 2), the Company made a $1,200 commitment to purchase a minimum number of minutes from T-Mobile. This commitment became effective in January 2005, and approximately $520 of the purchase commitment remained outstanding as of December 31, 2005.
     Contingencies
In a jury trial, Freedom Wireless, Inc. (Freedom) was awarded damages jointly against the Company and Boston Communications Group, Inc. (BCGI) in the aggregate amount, including prejudgment interest, of approximately $165 for alleged past infringement of two patents allegedly owned by Freedom and used by BCGI to provide to the Company and other carriers a prepaid wireless telephone service technology platform. The court also enjoined the Company’s continued use of the BCGI platform, but the U.S. Court of Appeals for the Federal Circuit issued a stay of the injunction, and the Company and BCGI are appealing the entire case. BCGI has agreed to indemnify the Company with respect to the claims asserted in this litigation and has escrowed $41 for that purpose. However, if BCGI were to commence a bankruptcy proceeding, which is possible, the $41 may not be available to cover any of the Company’s liability. As a result of this arrangement and based upon the Company’s anticipated prospects on appeal, the Company does not believe the ultimate disposition of this case will have a material impact on its operations, cash flows or financial position beyond the $20 accrued in its consolidated financial statements.
Several class-action lawsuits have been filed against Old AT&T asserting claims under the federal securities laws. The complaints assert claims that Old AT&T made material misstatements concerning earnings and financial condition, while omitting other material information, allegedly to maximize proceeds from the offering of AT&T Wireless Group tracking stock in April 2000 and/or to avoid paying a cash guarantee in connection with its MediaOne acquisition. The plaintiffs have demanded damages in excess of $2,100 related to the offering of AT&T Wireless Group tracking stock. In connection with the split-off of AT&T Wireless from Old AT&T, the Separation Agreement between AT&T Wireless and Old AT&T provides for the allocation to AT&T Wireless of 70% of any liabilities arising out of these actions. Management’s estimation of the potential loss from this and other preacquisition liabilities from AT&T Wireless is reflected in the purchase price allocation to AT&T Wireless’ assets acquired and liabilities assumed.
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

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)
CINGULAR WIRELESS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Selected Quarterly Financial Data (Unaudited)
The table below sets forth summarized quarterly financial data for the years ended December 31, 2004 and 2005.

	First		Second		Third		Fourth
2004	Quarter		Quarter		Quarter		Quarter(a)

Total operating revenues	$3,967	(b)	$4,187	(b)	$4,292	(b)	$7,119	(b)
Operating income (loss)	550		671		460	(c)	(153	)(d)
Income (loss) before provision for income taxes	221		337		142	(c)	(557	)(d)
Net income (loss)	215		339		142	(c)	(495	)(d)

	First		Second		Third		Fourth
2005	Quarter		Quarter		Quarter		Quarter

Total operating revenues	$8,229		$8,609		$8,746		$8,849
Operating income	114	(e)	504	(f)	657	(g)	549	(h)
Income (loss) before provision for income taxes	(218	)(e)	171	(f)	326	(g)	252	(h)
Net income (loss)	(240	)(e)	147	(f)	222	(g)	204	(h)

(a)	On October 26, 2004, the Company completed its acquisition of AT&T Wireless. Operating results for AT&T Wireless have been included in the consolidated financial statements subsequent to that date.

(b)	In order to conform with the current year presentation, amounts reflect reclassifications related to the presentation of gross receipts taxes in the amount of $25, $32, $35 and $37 for first, second, third and fourth quarter, respectively. The amounts presented are greater than those previously reported. The reclassifications did not have an impact on previously reported Operating income, Income (loss) before provision for income taxes or net income (loss).

(c)	Includes a reduction of $43 for integration planning costs and $31 loss on the writedown of the carrying value of the Company’s Mobitex business.

(d)	Includes an increase in customer list intangible amortization associated with purchase accounting adjustments (see Notes 2 and 4) and $245 of acquisition-related and integration costs (see Note 12).

(e)	Includes a reduction of $105 for integration planning costs.

(f)	Includes a reduction of $204 for integration planning costs.

(g)	Includes a reduction of $241 for integration planning costs, $96 in hurricane related costs.

(h)	Includes a reduction of $326 for integration planning costs, $20 in hurricane related costs.

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)
Item 8.     Financial Statements and Supplemental Data
CONSOLIDATED FINANCIAL STATEMENTS
GSM FACILITIES, LLC
Years ended December 31, 2003 and 2004
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
Years ended December 31, 2003 and 2004

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)
Item 8.     Financial Statements and Supplemental Data
REPORT OF INDEPENDENT AUDITORS
Members
GSM Facilities, LLC
We have audited the accompanying consolidated balance sheet of GSM Facilities, LLC as of December 31, 2004, and the related consolidated statements of operations, changes in members’ capital, and cash flows for the years ended December 31, 2003 and 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Omnipoint Facilities Network II, LLC, a wholly-owned subsidiary, which statements reflect total assets of $1.4 billion as of December 31, 2004, and total revenues of $125.5 million and $165.6 million for the years ended December 31, 2003 and 2004, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Omnipoint Facilities Network II, LLC, is based solely on the report of the other auditors.
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
In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GSM Facilities, LLC at December 31, 2004, and the consolidated results of its operations and its cash flows for the years ended December 31, 2003 and 2004, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP
Atlanta, Georgia
March 4, 2005

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)
Item 8.     Financial Statements and Supplemental Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Members and Board of Directors of GSM Facilities, LLC:
In our opinion, the accompanying balance sheet and the related statements of operations, of member’s equity and of cash flows (not presented separately herein) present fairly, in all material respects, the financial position of Omnipoint Facilities Network II, LLC (the “Company”) at December 31, 2004, and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As described in Notes 1 and 5, the Company’s transactions are substantially with related parties, who are the Company’s member owners. Additionally, as described in Note 1, the Company relies on its member owners for funding requirements.
As described in Notes 1 and 6, the Company’s assets were contributed to T-Mobile USA, Inc. (“T-Mobile”) on January 5, 2005, as part of an agreement between T-Mobile and Cingular Wireless LLC to unwind the operations of their joint venture, GSM Facilities, LLC.

/s/ PricewaterhouseCoopers LLP
Seattle, Washington
March 3, 2005

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)
Item 8.     Financial Statements and Supplemental Data
GSM FACILITIES, LLC
CONSOLIDATED BALANCE SHEET

December 31,

2004

(Dollars
in millions)
Assets
Current assets:
Cash	$—
Due from T-Mobile USA, Inc.	139

Total current assets	139
Property, plant and equipment, net	4,133

Total assets	$4,272

Liabilities and members’ capital
Current liabilities:
Due to Cingular Wireless LLC	$138
Property taxes payable	1

Total current liabilities	139
Capital lease obligations	253
Deferred rent	77

Total liabilities	469
Members’ capital	3,803

Total liabilities and members’ capital	$4,272

See accompanying notes.

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)
Item 8.     Financial Statements and Supplemental Data
GSM FACILITIES, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31,

	2003	2004

	(Dollars in millions)
Revenues:
Network service revenues	$439	$541
Other revenues	12	13

Total revenues	451	554
Operating expenses:
Network services	285	381
Interconnection	167	197
Depreciation and amortization	454	589

Total operating expenses	906	1,167

Operating loss	(455)	(613)
Interest expense	(19)	(20)
Other expense	(5)	(18)

Total other expenses	(24)	(38)

Net loss	$(479)	$(651)

See accompanying notes.

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)
Item 8.     Financial Statements and Supplemental Data
GSM FACILITIES, LLC
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

	Year Ended
	December 31,

	2003	2004

	(Dollars in millions)
Balance at beginning of year	$2,721	$3,315
Adjustment to initial contributions	(41)	(2)
Contributions, net	1,114	1,141
Net loss	(479)	(651)

Balance at end of year	$3,315	$3,803

See accompanying notes.

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)
Item 8.     Financial Statements and Supplemental Data
GSM FACILITIES, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,

	2003	2004

	(Dollars in millions)
Operating activities
Net loss	$(479)	$(651)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	454	589
Loss on disposal of property, plant and equipment	5	18
Interest accretion on capital lease obligations	6	6
Deferred rent	14	38
Changes in operating assets and liabilities:
Due from (to) affiliates, net	(4)	5
Property taxes payable	4	(5)

Net cash used in operating activities	—	—
Investing activities
Net cash used in investing activities	—	—
Financing activities
Capital contributions	—	—

Net cash provided by financing activities	—	—

Change in cash	—	—
Cash at beginning of year	—	—

Cash at end of year	$—	$—

Supplemental disclosure
Interest paid for capital lease obligations	$13	$14

Non-cash investing and financing activities
Capital contributions of property, plant and equipment	$1,114	$1,141

Capital lease additions	$19	$—

See accompanying notes.

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)
Item 8.     Financial Statements and Supplemental Data
GSM FACILITIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions)
Years ended December 31, 2003 and 2004

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
     Comprehensive Loss
Comprehensive loss for the Company is the same as net loss for all periods presented.

3.	Property, Plant and Equipment
Property, plant and equipment is summarized as follows:

		December 31,
	Estimated
	Useful Lives	2004

	(in years)
Buildings and building improvements	10-25	$83
Wireless communication systems	3-15	4,795
Site acquisition costs	Lease term-20	451
Tower capital leases	13-32	229
Construction in progress	—	268

		5,826
Less accumulated depreciation		(1,693)

Property, plant and equipment, net		$4,133

The net book value of assets recorded under capital leases was $200 at December 31, 2004. The capital leases relate to communication towers (see Note 4). Amortization of assets recorded under capital leases is included in depreciation expense. Capitalized network engineering and overhead costs incurred during the construction phase of the Company’s wireless networks for the years ended December 31, 2003 and 2004 were $40 and $32, respectively.

4.	Commitments and Contingencies
     Capital Leases
PBW, which was contributed to the Company in November 2001, has certain leases related to approximately 640 communications towers that are accounted for as capital leases. Under the terms of these agreements, these towers are leased directly from an affiliate of SBC Communications Inc. (“SBC”), 60% owner of Cingular, which in turn had leased the rights to certain space on 545 of these towers from SpectraSite, Inc. (“SpectraSite”). In February 2003, a subsidiary of Cingular acquired leasehold interests from SpectraSite in all of the space on these 545 towers. For the years ended December 31, 2003 and 2004, the Company reimbursed Cingular for lease payments made on its behalf amounting to $13 and $14, respectively. The Company charges its members for the amounts of the monthly lease payments in accordance with the methodology for monthly operating expenses as discussed in Note 6.
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

Operating Leases
The Company has also entered into operating leases for ground, facilities and equipment used in operations. These leases typically include renewal options and escalation clauses. In general, lease terms include a five or ten year initial term with three to five renewal periods with five year terms. Rental expense under operating leases for the years ended December 31, 2003 and 2004 were $129 and $184, respectively. Included in the 2003 and 2004 amounts are $5 and $8 respectively, related to certain network facilities leased from SBC. The following table summarizes the approximate future minimum rentals, including renewal terms that are reasonably assured, under noncancelable operating leases in effect at December 31, 2004:

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
The consolidated statements of operations include network service revenues from the members as follows:

	Year Ended
	December 31,

	2003	2004

Network service revenues:
Cingular	$199	$241
T-Mobile	240	300

	$439	$541

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
Pursuant to the terms of the operating agreements, services provided during the years ended December 31, 2003 and 2004 by Cingular to the Company for network services and local interconnection charges were $313 and $397, respectively, and are included in operating expenses in the consolidated statements of operations. Pursuant to the terms of the operating agreements, services provided during the years ended December 31, 2003 and 2004 by T-Mobile to the Company for network services and local interconnection charges were $139 and $181, respectively, and are included in operating expenses in the consolidated statements of operations.

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)
Item 8.     Financial Statements and Supplemental Data
At December 31, 2004, the consolidated balance sheets include the following amounts due (to)/from the members:

December 31,
2004

Due (to)/from T-Mobile USA, Inc.:
Capital settlements	$125
Operating expense settlements, net	14

$139

Due (to)/from Cingular Wireless LLC:
Capital settlements	$(125)
Operating expense settlements, net	(13)

$(138)

The capital settlements presented in the table above represent amounts due to/from the members for the estimated fourth quarter settlement in 2004. As the Company has been dissolved as of January 5, 2005 (see Note 7), the final settlement will be paid directly between the members.

7.	Subsequent Event
On February 17, 2004, Cingular entered into an Agreement and Plan of Merger to acquire AT&T Wireless Services, Inc. (“AT&T Wireless”). In May 2004, the members unanimously agreed, subject to regulatory and other customary closing conditions and the closing of the acquisition of AT&T Wireless, to dissolve GSM Facilities, distribute the related network assets and exchange certain spectrum. The closing of Cingular’s acquisition of AT&T Wireless occurred on October 26, 2004. The closing of the dissolution of GSM Facilities, and certain of the other transactions described below, occurred on January 5, 2005.
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

CINGULAR WIRELESS LLC

PART II (Dollars in Millions)
Item 8.     Financial Statements and Supplemental Data
Schedule II — Valuation and Qualifying Accounts
Allowance for Doubtful Accounts

Col.A	Col. B	Col. C	Col. C		Col. D		Col. E

	Balance at	Charged to	Charged to				Balance
	Beginning	Costs and	Other				at End
Description	of Period	Expenses	Accounts		Deductions		of Period

Year 2005	$348	570	(48	)(a)	(584	)(b)	$286
Year 2004	$130	423	(66	)(a)	(139	)(b)	$348
Year 2003	$163	259	(24	)(a)	(268	)(b)	$130

(a)	Allowance for affiliate accounts receivable included in Due to affiliates, net, on the balance sheets at December 31, 2003, 2004 and 2005.

(b)	Includes amounts written off as uncollectible, net of recoveries.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
(a) We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act of 1934, as amended (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
As of December 31, 2005, management, including our President and Chief Executive Officer and Chief Financial Officer, completed its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President and Chief Executive Officer and our Chief Financial Officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives. We also have investments in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities are necessarily more limited than those we maintain with respect to our consolidated subsidiaries.
b) During the evaluation referred to in Item 9A.(a) above, we have identified no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

CINGULAR WIRELESS LLC

PART III

Item 10.	Directors and Executive Officers of the Registrant
The following table presents information regarding persons who serve as directors of our Manager and executive officers of us and our Manager as of February 24, 2006

Name	Age	Position

Richard A. Anderson	47	Class B Director
Richard G. Lindner	51	Class B Director (Chairman of Audit Committee)
Mark L. Feidler	49	Class B Director (Chairman of Nominating and Compensation Committee)
W. Patrick Shannon	43	Class B Director (Member of Audit Committee)
Randall L. Stephenson	45	Class B Director (Member of Nominating and Compensation Committee)
Rayford Wilkins, Jr.	54	Chairman of the Board and Class B Director
Stanley T. Sigman	58	President and Chief Executive Officer
Ralph de la Vega	54	Chief Operating Officer
Peter A. Ritcher	45	Chief Financial Officer
F. Thaddeus Arroyo	42	Chief Information Officer
Rickford D. Bradley	54	Executive Vice President — Human Resources
Joaquin R. Carbonell, III	53	Executive Vice President and General Counsel
Sean P. Foley	47	Vice President — Treasury and Corporate Development
William W. Hague	50	Executive Vice President — International
Gregory T. Hall	50	Vice President and Controller
Paul R. Roth	47	Executive Vice President — External Affairs and Public Relations
Carol L. Tacker	57	Vice President and Assistant General Counsel, Corporate Secretary and Chief Compliance Officer

Directors
Richard A. Anderson, Class B Director, Cingular Wireless Corporation. Richard Anderson is vice chairman and president, business markets of BellSouth and has served in various positions with BellSouth since 1981. He was elected to the board of directors of our Manager in February 2003.
Richard G. Lindner, Class B Director, Cingular Wireless Corporation. Richard Lindner is the senior executive vice president and chief financial officer of AT&T, and has served as our chief financial officer, and as senior vice president and chief operating officer of SBC Wireless. Prior to October 1999, he served as president and chief executive officer of Southwestern Bell Wireless, where he was in charge of all wireless operations in five states. Mr. Lindner held a variety of senior management positions since joining SBC in 1986, including vice president and chief financial officer for Southwestern Bell Telephone Company in 1996. He was elected to the board of directors of our Manager in June 2004. Mr. Lindner is also a director of Sabre Holdings Corporation.
Mark L. Feidler, Class B Director, Cingular Wireless Corporation. Mark Feidler is president and chief operating officer for BellSouth Corporation and has served in various positions with BellSouth and

CINGULAR WIRELESS LLC

PART III

Item 10.	Directors and Executive Officers of the Registrant
Cingular since 1991. From 2001 through 2003, he served as the chief operating officer of Cingular. He was elected to the board of directors of our Manager in June 2004. He is also a director of BellSouth
W. Patrick Shannon, Class B Director, Cingular Wireless Corporation. Patrick Shannon is chief financial officer for BellSouth Corporation and had previously served as senior vice president — finance and controller since January 2005. He has served in various high level management positions since joining BellSouth in 1997. He was elected to the board of directors of our Manager in December 2005.
Randall L. Stephenson, Class B Director, Cingular Wireless Corporation. Randall Stephenson is chief operating officer of AT&T and has served AT&T, and its predecessors, in high level managerial positions for more than the past five years. He was elected to the board of directors of our Manager in July 2001 and served as its chairman from February 2003 to June 2004.
Rayford Wilkins, Jr., Chairman of the Board and Class B Director, Cingular Wireless Corporation. Rayford Wilkins is group president — International, Yellow Pages and Sterling Commerce and has served AT&T and its predecessors in various capacities since 1974. He was elected to the board of directors of our Manager in November 2002. He also serves on the board of directors of H&R Block, Inc.
Audit Committee Financial Experts. We have an audit committee comprised of Messrs. Lindner and Shannon. The board of directors of Cingular Wireless Corporation, our Manager, has determined that both audit committee members qualify as audit committee financial experts under the Sarbanes-Oxley Act of 2002 and the rules of the SEC. Because of their affiliations with BellSouth and AT&T, respectively, they are not independent of management.

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
Sean P. Foley, Vice President — Treasury/ Corporate Development. Sean Foley came to Cingular in 2000 from U S WEST, where he was senior vice president — treasurer from 1998 to 2000. In that role he was responsible for all financing activities, as well as asset strategy.
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
Paul R. Roth, Executive Vice President — External Affairs and Public Relations. Paul Roth came to Cingular in 2004 from SBC Communications, Inc., where he was president of SBC’s Midwest consumer business since December 2001, responsible for all consumer markets sales and service. Previously, from March 2001 to November 2001, he served as president and chief executive officer of Prodigy Communications Corporation. Mr. Roth has held a variety of sales and marketing positions since joining Southwestern Bell Wireless in 1986.
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
There are no family relationships among any of the above-named directors of our Manager or executive officers or any arrangement or understanding between any of these directors and executive officers and any other person pursuant to which any such director or officer was selected. See Item 13, “Certain Relationships and Related Transactions — Stockholders’ Agreement” for more information regarding the agreement between the stockholders of our Manager with respect to the election of the directors of our Manager.

CINGULAR WIRELESS LLC

PART III

Item 11.	Executive Compensation
General
Except for Mr. Arroyo, the executive officers whose compensation is described in this section (the named executive officers) came to us from AT&T or BellSouth. All of our named executive officers, except for Mr. Ritcher, whose compensation arrangement is described below, participate in our compensation and benefit plans. In addition, and with the exception of Mr. Arroyo, the named executive officers have and will continue to have interests in selected compensation and benefit plans of AT&T or BellSouth in which they participated prior to the time they became our employees or in connection with joining us. As such, all executive compensation paid by us, AT&T or BellSouth to our named executive officers is included beginning the year they become Cingular officers. Messrs. Sigman, Arroyo and Carbonell became named executive officers prior to 2003. Mr. de la Vega became Chief Operating Officer in December 2003.
In May 2004, Mr. Ritcher was elected, and since then has served exclusively, as our chief financial officer; however, he remains an employee of AT&T. Mr. Ritcher’s compensation is determined and paid by AT&T, giving consideration to advice and consultation from us, and he will continue to be eligible for participation in all employee benefit plans, policies, programs and arrangements of which AT&T is a participating employer. In lieu of the AT&T short-term and long-term compensation plan awards, AT&T pays short-term and long-term compensation amounts consistent with what we provide to similarly situated employees. We reimburse AT&T for all internal and external costs and expenses incurred by AT&T that are associated with the provision of services by Mr. Ritcher to or on our behalf, including (i) all compensation costs, except for long-term compensation grants prior to May 16, 2004; (ii) all associated taxes; (iii) all benefit plan expenses; (iv) all business expenses incurred; (v) all relocation costs and expenses; and (vi) all internal and external expenses incurred by AT&T for related administration of this arrangement.
Nominating and Compensation Committee Interlocks and Insider Participation
Executive compensation is established by our Manager through action of its board of directors upon the recommendation of our Nominating and Compensation Committee. All of the directors of our Manager are executive officers of AT&T or BellSouth. The Nominating and Compensation Committee consists of one member from each of AT&T and BellSouth. None of the directors of our Manager is compensated by us or our Manager, nor do any of them have any material financial or business transactions or relationships with, or any indebtedness to, us or our Manager. During 2005, none of our executive officers served on the compensation committee (or equivalent), or the board of directors, of another entity whose executive officer(s) served on our Board of Directors or our Nominating and Compensation Committee.
Components of Compensation
There are three primary components of the compensation structure for the senior management team: salary; a short-term incentive award paid in cash; and a long-term incentive award. The values of the short-term and long-term incentive awards depend largely on the degree of success in attaining company performance objectives.
Salary. Our executive salary structure is intended to be competitive with the external market. We evaluate this structure by comparing it to a group of similar sized companies in wireless communications, telecommunications and other general industries. The salaries earned by the named executive officers for 2005 are shown in the “Salary” column of the Summary Compensation Table.
Short-Term Incentive Award. The executive group is eligible to receive annual cash payments under the Cingular Executive Short-Term Incentive Award Plan. The awards for 2005 performance were based upon performance as measured against pre-established performance objectives, as well as individual contributions

CINGULAR WIRELESS LLC

PART III

Item 11.	Executive Compensation
to the success of the business. Awards can range from zero to a pre-established maximum performance percentage times a target amount. These payments were made in 2006 and are shown under the “Bonus” column of the Summary Compensation Table.
Long-Term Incentive Award. We provide long-term incentives under the Cingular Long-Term Compensation Plan. These long-term incentives may include performance units, performance stock units, stock appreciation units (SAUs) and restricted stock units, in each case payable in cash. Named executives also may have performance shares, restricted stock and options to purchase common stock of AT&T or BellSouth which were granted prior to becoming executives of Cingular. AT&T and BellSouth have stated that they do not intend to grant stock options or awards to our officers or employees in the future and that our officers and employees will no longer participate in their long-term incentive plans, except to the extent of future payments for past performance periods and grants and except in the case of Mr. Ritcher, who continues to participate in AT&T’s benefit plans. Long-term compensation awards for 2005, as described in the tables below consisted of the grants of AT&T performance stock units, BellSouth performance stock units, AT&T restricted stock units and BellSouth restricted stock units. The awards of restricted stock units for each named executive officer are reported in the Summary Compensation Table and are valued using the respective closing stock prices on the grant date. The performance stock units that were granted to each named executive officer in 2005 are shown in the table titled “Long-Term Compensation Plans-Awards in Last Fiscal Year”. Payout amounts reflected in the “LTIP Payouts” column of the Summary Compensation Table were paid in 2005 by Cingular or from the respective predecessor companies’ long-term incentive plans.
SUMMARY COMPENSATION TABLE

					Long-Term Compensation

	Annual Compensation				Awards		Payouts

				Other	Restricted	Securities
				Annual	Stock	Underlying	LTIP	All Other
		Salary	Bonus(A)	Compensation	Award(s)	Options/SAUs	Payouts	Compensation
Name and Principal Position	Year	($)	($)	(B) ($)	(C) ($)	(#)	($)	(D) ($)

Stanley T. Sigman	2005	$1,114,135	$2,492,500	$962,236	$6,774,783	0	$1,184,991	$169,796
President/ CEO	2004	967,692	1,323,750	760,001	1,704,581	—	863,528	195,997
	2003	900,000	1,876,000	686,565	—	322,889	567,521	130,608
Ralph de la Vega	2005	619,808	744,000	96,135	827,972	0	275,850	81,301
Chief Operating Officer	2004	495,192	750,000	14,983	767,076	—	—	61,707
	2003	410,319	716,000	11,212	2,855,646	122,624	—	36,211
Peter A. Ritcher(E)	2005	473,250	433,800	82,095	374,806	11,102	116,125	22,884
Chief Financial Officer	2004	347,507	363,105	45,980	129,559	6,414	69,412	91,194
F. Thaddeus Arroyo	2005	419,202	325,650	34,484	275,240	0	276,560	10,080
Chief Information Officer	2004	363,692	454,900	8,819	254,632	—	—	6,150
	2003	346,500	332,250	7,590	—	47,542	—	10,368
Joaquin R. Carbonell III	2005	420,750	324,170	35,558	306,032	0	304,160	76,603
Executive Vice President	2004	341,977	343,500	7,064	270,012	—	—	52,521
and General Counsel	2003	314,277	286,000	74,927	—	50,413	—	129,845

(A)	The 2005 amounts were earned under the Cingular Executive Short-Term Incentive Plan. The amounts reported for Mr. Sigman include an incentive payment of $160,000 paid by us in 2003, 2004 and 2005 and $675,000 paid by us in 2005, all of which were paid under his employment agreements. Mr. de la Vega’s 2003 amount was earned under the comparable BellSouth executive short-term incentive plan. The amounts reported for Mr. Arroyo include special bonuses of $100,000 for 2004 and $42,000 ($150,000 less gross up in 2002) for 2003 as part of his employment agreement.

CINGULAR WIRELESS LLC

PART III

Item 11.	Executive Compensation

(B)	The amount reported for Mr. Sigman for 2005 includes $521,984 for tax reimbursements, $206,734 for payment of dividend equivalents on performance stock units and $233,518 for perquisites, including $204,152 for the personal use of corporate aircraft. We require that Mr. Sigman use the company aircraft for all travel. The 2005 amount disclosed for personal use of corporate aircraft is based on the incremental cost to us of such use. No other named executive officer had perquisites and other personal benefits that, in the aggregate, exceeded reporting thresholds with respect to the applicable year. The amounts reported for Mr. de la Vega for 2005 include $14,743 for tax reimbursements and $81,392 for payment of dividend equivalents on performance stock units. The amount reported for Mr. Ritcher for 2005 includes $10,564 for tax reimbursements and $71,531 for payment of dividend equivalents on performance shares and performance stock units. The amount reported for Mr. Arroyo includes $7,426 for tax reimbursements and $27,058 for payment of dividend equivalents on performance stock units. The amount reported for Mr. Carbonell includes $5,476 for tax reimbursement and $30,082 for payment of dividend equivalents on performance stock units.

(C)	This item shows the grant date value of AT&T restricted stock units and BellSouth restricted stock units awarded by us to each named executive officer. These restricted stock units will vest in full on March 1, 2008 and will be payable in cash based on the average of the closing stock prices for the last 10 trading days of February 2008 for the respective common stock. Mr. Sigman also received a grant of 128,866 AT&T restricted stock units and 74,432 BellSouth restricted stock units under the provisions of his employment agreement described below. These restricted stock units will vest in full December 31, 2007 and will be payable in cash based on the closing stock prices on December 31, 2007. At December 31, 2005, the aggregate numbers and values of all unvested restricted stock units, including, for Mr. de la Vega, shares of restricted stock granted to him by BellSouth prior becoming our Chief Operating Officer, held by each named executive officer were as follows:

	Number of	Number of	Value at
	AT&T	BellSouth	December 31,
	Units	Units	2005

Stanley T. Sigman	200,817	139,690	$8,703,607
Ralph de la Vega	90,536	75,268	4,256,989
Peter A. Ritcher	10,535	9,602	518,216
F. Thaddeus Arroyo	10,963	9,943	537,939
Joaquin R. Carbonell III	11,924	10,818	585,187

These values are based on the closing prices of $24.49 and $27.10 of AT&T and BellSouth common stock, respectively, on December 30, 2005. Dividend equivalents will be paid at the same rates as the dividend rate received by all AT&T and BellSouth shareholders, respectively.

(D)	Included in this category for 2005 are amounts for Messrs. Sigman, de la Vega, Ritcher, Arroyo and Carbonell for: (a) above-market interest on voluntary salary deferrals under nonqualified deferred compensation plans of $41,583, $7,641, $0, $0 and $19,967, respectively; (b) employer matching contributions made to certain employee benefit plans of $124,775, $73,659, $22,646, $10,080 and $54,058, respectively; and (c) life insurance premiums paid by the Company of, $3,198, $0, $238, $0 and $2,578, respectively.

(E)	All amounts for Mr. Ritcher are paid by AT&T, as described in “General”.

CINGULAR WIRELESS LLC

PART III

Item 11.	Executive Compensation

Grants of Stock Options
The following table contains information concerning the grants of stock options during 2005. No named executive officers other than Mr. Ritcher were granted options in 2005. AT&T utilized the Black-Scholes option pricing model to develop the theoretical values set forth under the “Grant Date Present Value” column. The named executive officer realizes value from the stock options only to the extent that the price of the underlying stock on the date the officer exercises the options exceeds the price of the stock on the grant date. Consequently, there is no assurance the value realized by an officer will be at or near the value estimated below.
Option Grants in Last Fiscal Year

Individual Grants

		Number of	% of Total
		Securities	Options			Grant Date
		Underlying	Granted to	Exercise or		Present
		Options/SARs	Employees in	Base Price	Expiration	Value
Name		Granted (#)	Fiscal Year(A)	($/Share)	Date	($)

Stanley T. Sigman		—	—	—	—	—
Ralph de la Vega		—	—	—	—	—
Peter A. Ritcher	A	6,281	0.22%	$23.92	1/30/2015	$21,450
	B	4,281	0.17%	$24.01	6/15/2015	$16,218
F. Thaddeus Arroyo		—	—	—	—	—
Joaquin R. Carbonell III		—	—	—	—	—

(A)	Percentage is based on total options granted to AT&T employees in 2005.
Stock options were issued with an exercise price equal to the fair market value of stock on the date of issuance. The term of each option is 10 years (unless otherwise shortened or forfeited due to termination of employment). The expected life of the option grants A and B is 8 years.
In calculating the value of the options, we assumed an interest rate of 4.17% from grant A and 4.13% for grant B. These interest rates represent the interest rate on U.S. treasury securities on the date of grant with maturity dates corresponding to that of the expected option lives. We also assumed an annual dividend yield of 5.39% for grant A and 5.37% for grant B.
Expected volatility was calculated for each grant using daily stock prices for the period prior to the grant date corresponding with the expected option life, resulting in volatility of 22.63% for grant A and 22.29% for grant B.

CINGULAR WIRELESS LLC

PART III

Item 11.	Executive Compensation

Option/ SAU Exercises and Holdings
The following table provides information for the named executive officers regarding exercises of AT&T and BellSouth options and SAUs during 2005. All SAUs are settled in cash. Additionally, the table provides the values of unexercised options and SAUs held on December 31, 2005 that are based on the fair market value of the shares of common stock of AT&T and BellSouth.
Aggregated Option/ SAU Exercises in Last Fiscal Year
and FY-End Option/ SAU Values
2005

			Number of Unexercised		Value of Unexercised
			Options/SAUs at		In-the-Money Options/SAUs
	Shares	Value	Fiscal Year-End (#)		at Fiscal Year-End (#)(A)
	Acquired on	Realized
Name	Exercise (#)	($)	Exercisable(B)	Unexercisable(C)	Exercisable(B)	Unexercisable(C)

Stanley T. Sigman	—	$—	1,121,574	154,355	$596,376	$596,376
Ralph de la Vega	11,050	64,031	364,201	145,200	114,588	634,568
Peter A. Ritcher	5,378	1,312	114,778	18,721	2,287	6,275
F. Thaddeus Arroyo	23,770	64,089	65,000	23,772	—	91,847
Joaquin R. Carbonell III	44,606	170,884	155,956	25,207	—	97,392

(A)	“Value of Unexercised In-the-Money Options” figures are based on the year-end December 30, 2005, AT&T common stock price of $24.49 and the year-end December 30, 2005, BellSouth common stock price of $27.10.

(B)	Represents AT&T or BellSouth stock options and SAUs.

(C)	Represents AT&T or BellSouth SAUs, except for amounts related to Messrs. de la Vega and Ritcher, which represent unexercised BellSouth and AT&T stock options, respectively.

CINGULAR WIRELESS LLC

PART III

Item 11.	Executive Compensation

Long-Term Compensation Plans
The following table lists the performance units granted in 2005 to the named executive officers under the Cingular Long-Term Compensation Plan (the LTCP). The LTCP provides for incentive compensation based upon the achievement of certain performance objectives over performance periods that are two years or longer.
Long-Term Incentive Plans — Awards in Last Fiscal Year

					Performance	Estimated Future Payouts
				Number of	or Other	Under Non-Stock Price-Based Plans
				Shares, Units	Period Until
				or Other	Maturation or	Threshhold	Target	Maximum
Name				Rights	Payout	(#)	(#)	(#)

Stanley T. Sigman	BellSouth PSU	(A	)	68,462	2005-2007	0	68,462	102,693
	AT&T PSU	(A	)	74,726	2005-2007	0	74,726	112,089
	BellSouth PSU	(B	)	48,962	2005-2007	0	48,962	73,443
	AT&T PSU	(B	)	53,442	2005-2007	0	53,442	80,163
Ralph de la Vega	BellSouth PSU	(A	)	31,943	2005-2007	0	31,943	47,915
	AT&T PSU	(A	)	34,866	2005-2007	0	34,866	52,299
	BellSouth PSU	(B	)	34,273	2005-2007	0	34,273	51,410
	AT&T PSU	(B	)	37,409	2005-2007	0	37,409	56,114
Peter A. Ritcher	BellSouth PSU	(A	)	14,460	2005-2007	0	14,460	21,690
	AT&T PSU	(A	)	15,783	2005-2007	0	15,783	23,675
	BellSouth PSU	(B	)	21,712	2005-2007	0	21,712	32,568
	AT&T PSU	(B	)	23,698	2005-2007	0	23,698	35,547
F. Thaddeus Arroyo	BellSouth PSU	(A	)	10,619	2005-2007	0	10,619	15,929
	AT&T PSU	(A	)	11,591	2005-2007	0	11,591	17,387
	BellSouth PSU	(B	)	15,944	2005-2007	0	15,944	23,916
	AT&T PSU	(B	)	17,403	2005-2007	0	17,403	26,105
Joaquin R. Carbonell III	BellSouth PSU	(A	)	11,806	2005-2007	0	11,806	17,709
	AT&T PSU	(A	)	12,886	2005-2007	0	12,886	19,329
	BellSouth PSU	(B	)	17,727	2005-2007	0	17,727	26,591
	AT&T PSU	(B	)	19,349	2005-2007	0	19,349	29,024

(A)	Named executive officers were granted AT&T performance stock units and BellSouth performance stock units. The value of each unit was based on the average of the closing stock prices for the last 10 trading days of March, 2005. The determination of the actual award earned is based on the achievement of pre-established return on capital objectives for Cingular during the three-year performance period from 2005 to 2007. The actual number of performance units that can be earned at the end of the performance period ranges from 0 percent to 150 percent of a participant’s performance unit award. The value of each unit at the time of payout will be based on the average of the closing stock prices for the last 10 trading days of February 2008.

(B)	Named executive officers were granted AT&T performance stock units and BellSouth performance stock units. The value of each unit was based on the average of the closing stock prices for the last 10 trading days of March, 2005. The determination of the actual award earned is based on Cingular being ranked number one or number two in designated industry measures in 2007. The actual number of performance units that can be earned at the end of the performance period ranges from 0 percent to 150 percent of a participant’s performance unit award. Dividend equivalents will be paid at the end of the performance period based on the same award percentage as applicable to the performance stock

CINGULAR WIRELESS LLC

PART III

Item 11.	Executive Compensation

units. The value of each unit at the time of payout will be based on the average of the closing stock prices for the last 10 trading days of February 2008.

Pension and Other Retirement Benefits
We sponsor noncontributory pension plans that cover almost all of our employees. The largest of these plans is the Cingular Wireless Pension Plan, which covers the named executive officers, except for Mr. Ritcher, and certain other employees. Participants in the Cingular Wireless Pension Plan are generally entitled to receive the greater of two pension benefits: the cash balance benefit or a grandfather benefit based on prior plan formulae. The grandfather benefit for former AT&T employees was frozen as of May 31, 2002. The grandfather benefit for former BellSouth employees was frozen effective December 31, 2005. A participant’s cash balance benefit is equal to the balance in the participant’s cash balance account, which is made up of (a) an opening account balance as of the date of our formation; and (b) monthly transition credits resulting from their respective cash balance conversions ending on May 31, 2002 for former AT&T employees and December 31, 2006 for former BellSouth employees; (c) subsequent monthly basic benefit credits equal to 5% of the participant’s compensation (generally, base pay, commissions and group incentive awards, but not individual awards); and (d) monthly interest credits on the participant’s cash balance account. The interest rate for cash balance credits is equal to the published average annual yield for the 30-year Treasury Bond, reset quarterly as of the middle of the preceding quarter. All benefits under the Cingular Wireless Pension Plan are subject to Internal Revenue Code limitations on pay used to calculate pensions.
Certain executives are also eligible for nonqualified pension benefits from us, AT&T or BellSouth. These nonqualified benefits are generally offset by benefits earned under each of the qualified pension plans. The nonqualified pension plans applicable for the named executives are described below:
AT&T offers nonqualified pension plans for officers, including Messrs. Sigman and Ritcher, and certain senior managers, which are neither funded by nor a part of any other qualified pension plan of AT&T. As a result of changes in the tax laws, the original plan, known as the Supplemental Retirement Income Plan (AT&T SRIP) was frozen, effective December 31, 2004; future benefits are earned under the 2005 Supplemental Employee Retirement Plan (AT&T SERP). Separate distribution elections (annuity or lump sum) are made by the participants for benefits accrued before 2005 (under the AT&T SRIP) and for benefits accrued on and after 2005 (under the AT&T SERP). Elections for the portion of the pension that accrues on and after 2005, however, must be made when the officer first participates in the Plan. Under the nonqualified pension plans, a target annual retirement benefit is established for officers and certain senior managers, stated as a percentage of their annual salaries and annual incentive bonuses averaged over a 36-month period out of their final 120-month period of service. The percentage is increased by .715% for each year of actual service in excess of, or decreased by 1.43% for each year of actual service below, 30 years of service. Benefits are not offset by Social Security benefits.
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

CINGULAR WIRELESS LLC

PART III

Item 11.	Executive Compensation
The table below shows the estimated annual pension annuity benefits payable to participants in the plans indicated below from the combined qualified and nonqualified pension plans based on years of service and average annual compensation:
Pension Plan Table
($000)

		Years of Service
Covered
Compensation	Plan	10	15	20	25	30	35	40

$500	BLS SERP	$78	$128	$178	$216	$253	$278	$303
	AT&T SERP/ SRIP (55%)	132	168	204	239	275	293	311
	AT&T SERP/ SRIP (65%)	182	218	254	289	325	343	361
750	BLS SERP	128	203	278	334	391	428	466
	AT&T SERP/ SRIP (55%)	198	252	305	359	413	439	466
	AT&T SERP/ SRIP (65%)	273	327	380	434	488	514	541
1,000	BLS SERP	178	278	378	453	528	578	628
	AT&T SERP/ SRIP (55%)	264	336	407	479	550	586	622
	AT&T SERP/ SRIP (65%)	364	436	507	579	650	686	722
1,250	BLS SERP	228	353	478	572	666	728	791
	AT&T SERP/ SRIP (55%)	330	419	509	598	688	732	777
	AT&T SERP/ SRIP (65%)	455	544	634	723	813	857	902
1,500	BLS SERP	278	428	578	691	803	878	953
	AT&T SERP/ SRIP (55%)	396	503	611	718	825	879	932
	AT&T SERP/ SRIP (65%)	546	653	761	868	975	1,029	1,082
1,750	BLS SERP	328	503	678	809	941	1,028	1,116
	AT&T SERP/ SRIP (55%)	462	587	712	837	963	1,025	1,088
	AT&T SERP/ SRIP (65%)	637	762	887	1,012	1,138	1,200	1,263
2,000	BLS SERP	378	578	778	928	1,078	1,178	1,278
	AT&T SERP/ SRIP (55%)	528	671	814	957	1,100	1,172	1,243
	AT&T SERP/ SRIP (65%)	728	871	1,014	1,157	1,300	1,372	1,443
2,500	BLS SERP	478	728	978	1,166	1,353	1,478	1,603
	AT&T SERP/ SRIP (55%)	660	839	1,018	1,196	1,375	1,464	1,554
	AT&T SERP/ SRIP (65%)	910	1,089	1,268	1,446	1,625	1,714	1,804
3,000	BLS SERP	578	878	1,178	1,403	1,628	1,778	1,928
	AT&T SERP/ SRIP (55%)	792	1,007	1,221	1,436	1,650	1,757	1,865
	AT&T SERP/ SRIP (65%)	1,092	1,307	1,521	1,736	1,950	2,057	2,165

CINGULAR WIRELESS LLC

PART III

Item 11.	Executive Compensation
The table below presents the following information for each named executive officer: applicable SERP/ SRIP; average annual compensation as of December 31, 2005 based on the terms of the applicable SERP/ SRIP; and completed years of service as of December 31, 2005. Since the covered compensation is based on the provisions of the applicable nonqualified plan, the amount below will differ from the salary and bonus amounts set forth in the Summary Compensation Table.

		Covered
		Compensation	Years of
Name	Plan	($000)	Service

Stanley T. Sigman	AT&T SERP/SRIP (65% target)	$2,833.1	40
Ralph de la Vega	BLS SERP	811.3	31
Peter A. Ritcher	AT&T SERP/SRIP (55% target)	704.3	18
F. Thaddeus Arroyo	N/A	NA	4
Joaquin R. Carbonell III	BLS SERP	529.9	25
Mr. Arroyo is not a participant in a nonqualified pension plan. Based on four years of service as of December 31, 2005, Mr. Arroyo’s annual pension benefit, based on a retirement date of December 31, 2005, commencing at age 65 from the Cingular Wireless Pension Plan, is $18,665.

Agreements with Management
Stanley T. Sigman. In connection with his election as President and Chief Executive Officer of the Company, Mr. Sigman and Cingular agreed to the compensation arrangement summarized below:

•	base pay of not less than $900,000 per year;

•	short-term award target of not less than $1,144,000 per year, which shall be paid subject to achievement of performance criteria;

•	long-term award target of not less than $5,000,000 per year, which shall be paid subject to achievement of performance criteria of the LTCP Plan;

•	a retention benefit valued on date of grant at $5,000,000 and payable in cash, unless terminated for cause or by retirement or resignation, at the end of three years (subject to accelerated vesting in the case of death, permanent disability or termination by us other than for cause), in an amount giving effect to the weighted (at 60/40) stock price performance of, and dividends on, AT&T and BellSouth common stock over the vesting period;

•	annual incentive cash payments on November 24, 2002, 2003 and 2004 of $160,000 if then employed by us;

•	continued pension benefits to be accrued under the SBC SRIP; and

•	Georgia and federal income tax gross-ups on designated compensation payments.
Effective June 1, 2005, we entered into a new agreement with Mr. Sigman providing for the following compensation arrangement:

•	base pay of not less than $1,105,000 per year;

•	annual short-term grants with award targets of 125% of base pay, which shall be subject to achievement of performance objectives;

CINGULAR WIRELESS LLC

PART III

Item 11.	Executive Compensation

•	annual long-term grants with award targets of 475% of base pay on grant date, which may be subject to achievement of performance objectives;

•	a retention benefit valued on June 1, 2005 date of grant at $5,000,000 and payable in cash, unless terminated for cause or by retirement or resignation, on December 31, 2007 (subject to accelerated vesting in the case of death, permanent disability or termination by us other than for cause ), in an amount giving effect to the weighted (at 60/40) stock price performance of, and dividends on, AT&T and BellSouth common stock over the vesting period;

•	annual incentive cash payments of $675,000 on or about June 1, 2005 and $160,000 on or about each of November 24, 2005, 2006 and 2007 if then employed by the Company;

•	continued pension benefits to be accrued under the 2005 SBC Supplemental Employee Retirement Plan; and

•	Georgia and federal income tax gross-ups on designated compensation payments.
Thaddeus Arroyo. Pursuant to a retention and separation payment agreement, we have agreed to pay Mr. Arroyo:

•	a one-time retention payment of $400,000 if Mr. Arroyo remains employed with us with a satisfactory performance rating through September 2006 (with a pro-rated amount payable if his employment terminates prior to September 2006 due to death, permanent disability or involuntary termination, other than for cause);

•	a separation payment of one times salary plus standard bonus, payable if involuntarily terminated, other than for cause; and

•	payment of a pro-rated bonus for the year of termination based upon actual company results and payable at the normal bonus payment date, unless involuntarily terminated for cause.
In February 2005, Mr. Arroyo entered into a separate retention agreement with us, whereby we agreed to pay Mr. Arroyo $150,000 if he remains employed with us with a satisfactory performance rating through September 2007 (with a pro-rated amount payable if his employment terminates prior to September 2007 due to death, permanent disability or involuntary termination, other than for cause).
Ralph de la Vega. In connection with his joining our company, Mr. de la Vega and we agreed to the compensation package summarized below:

•	2004 base pay of $500,000;

•	2004 short-term award target of $500,000;

•	2004 long-term award target of $2,250,000; and

•	a retention benefit valued on the date of grant at $2,500,000 in the form of restricted stock units which shall vest 100% on December 31, 2006, giving effect to the weighted (at 60/40) average stock price performance of, and dividends on, AT&T and BellSouth common stock over the vesting period.
In addition, Mr. de la Vega and BellSouth entered into a transition agreement providing certain retention incentives and making modifications to certain benefits to which he was entitled as a BellSouth executive officer. The agreement provides for:

•	the payment by BellSouth to him of two times base pay in effect on the date of termination from us plus two times the standard bonus award for the year in which the termination occurs, if we initiate

CINGULAR WIRELESS LLC

PART III

Item 11.	Executive Compensation

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
AT&T and BellSouth, through their respective wholly-owned subsidiaries, own approximately 60% and 40% ownership interests respectively in us, and Cingular Wireless Corporation, our Manager, owns a de minimis ownership interest in us. Our directors and officers do not own any interest in us.

Item 13.	Certain Relationships and Related Transactions
We have provided below a summary of the significant agreements that we have executed with AT&T or BellSouth, or one of their respective subsidiaries, or that relate to our formation. These descriptions are not complete and only summarize the material terms of the agreements.
Our Limited Liability Company Agreement
Our limited liability company agreement governs our management and operations. Its parties are certain AT&T and BellSouth entities and our Manager. Their economic interests in us are represented by units.
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
Of the two outstanding shares of Class B common stock, one share is held by AT&T and the other share is held by BellSouth. Our Manager also has six billion shares of Class A common stock authorized, none of which are currently outstanding. In addition, our Manager has one billion authorized shares of preferred stock, issuable in one or more series. However, no shares are currently outstanding.
Our structure gives AT&T and BellSouth equal control of our management and ownership interests of approximately 60% and 40%, respectively. It also gives us the flexibility to raise equity in the capital markets. If we wish to raise new equity, our Manager would need to obtain the consent of its strategic review committee, then sell shares of its Class A common stock and contribute the net proceeds to us in return for units. Our parents may only sell their equity interests as described in “— Transfers of LLC Units and Common Stock” below.
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

CINGULAR WIRELESS LLC

PART III

Item 13.	Certain Relationships and Related Transactions
outstanding, the Class B common stockholders will be entitled to control the Manager’s board of directors, even if only one of AT&T or BellSouth holds Class B common stock. Substantially all important decisions made by our Manager are subject to the affirmative vote of at least two-thirds of the strategic review committee of its board of directors. These decisions include approval of a business plan, appointment of executive officers, capital calls, declaration of dividends, purchases of new technology, public stock offerings, changes to the Manager’s certificate of incorporation and by-laws and many others. AT&T and BellSouth each may elect three members to the board of directors so long as each remains a holder of Class B common stock of the Manager and holds 10% or more of the sum of:

(1) the total number of our units outstanding (excluding units owned by our Manager); and

(2) shares of our Manager’s Class A and Class B common stock outstanding (excluding any treasury shares).
Deadlocks between the Class B directors of AT&T and those of BellSouth will be resolved by the chief executive officers of AT&T and BellSouth. In the event of an underwritten public offering of shares of Class A common stock, our Manager’s board will appoint one Class A director as an additional member of the strategic review committee. AT&T and BellSouth have agreed in a stockholders’ agreement to vote their Class B common stock in favor of any matter approved by the strategic review committee.
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
Network Preferences. When we or our subsidiaries require network services of wireline carriers to provide service in the incumbent service territories of AT&T and BellSouth, we and our subsidiaries must use their network services, except where we and our subsidiaries would be materially disadvantaged to do so and then must use such network services to the maximum extent possible without being disadvantaged. For purposes of the limited liability company agreement, the incumbent service territory of AT&T consists of the states of California, Nevada, Connecticut, Texas, Missouri, Arkansas, Oklahoma, Kansas, Illinois, Indiana, Ohio, Michigan and Wisconsin, and the incumbent service territory of BellSouth consists of the states of Georgia, Florida, South Carolina, North Carolina, Alabama, Mississippi, Kentucky, Louisiana and Tennessee.
In addition, AT&T and BellSouth may not market or sell mobile wireless products and/or services other than ours. However, this prohibition does not prevent them from:

•	continuing to market and sell wireless services other than ours to customers who were joint billing subscribers as of October 2, 2000;

•	allowing our competitors to bundle and sell AT&T’s and BellSouth’s products and services together with such competitors’ wireless services;

•	marketing and selling fixed wireless voice and data products other than ours; and

•	marketing and selling wireless services other than ours in geographic areas designated by the FCC, which include the entire U.S., except for PCS service offered in the Gulf of Mexico, in which:

•	neither we nor our subsidiaries provide wireless services pursuant to FCC licenses; or

•	Salmon does not provide wireless services pursuant to FCC licenses.

CINGULAR WIRELESS LLC

PART III

Item 13.	Certain Relationships and Related Transactions
Competition. AT&T and BellSouth are generally not permitted to compete with us regarding mobile wireless products and/or services, as described under the “exclusivity” provisions above. However, AT&T and BellSouth may compete with each other and us to the extent described above and with respect to resale and packaging of wireless services. AT&T and BellSouth may also act as our agents, and may resell our services, as described below under “— Wireless Agency Agreements” and “— Resale Agreements”.
Volume Discounts. We must use reasonable best efforts to offer to AT&T and BellSouth any vendor volume discounts available to us, and AT&T and BellSouth must use reasonable best efforts to offer to us or to our subsidiaries or Salmon, any vendor or volume discounts available to them.
Change of Control. If a company with a mobile wireless business acquires control of AT&T or BellSouth and a regulatory conflict results, that company must dispose of any resulting overlapping properties, which may include its interest in us, and we would have no obligation to make a disposition of any of our properties or to take any other action to eliminate any resulting overlaps or regulatory conflicts. A change of control, (as defined), of AT&T or BellSouth would occur if any person becomes the beneficial owner of voting securities of that company resulting in the acquiring person having the power to cast at least 50% of the votes for the election of directors of that company.
Divestiture of Wireless Business. In general, AT&T, BellSouth and their subsidiaries must divest any domestic mobile wireless businesses they own, other than wireless interests that, because of insubstantial economic or passive management interests, are considered de minimis.
Divestitures would be carried out as follows:

•	if AT&T or BellSouth owns and controls a mobile wireless business and has the power to control its disposition, it would be required to offer the wireless business to us before selling to a third party.

•	if AT&T or BellSouth owns a mobile wireless business but cannot offer it to us because it cannot control its disposition, it would be required to dispose of the wireless business or reduce its ownership and/or management interest therein, such that the wireless business becomes a de minimis interest.

•	if the ownership of the mobile wireless business requires a disposition of licenses under applicable law that would be material to AT&T or BellSouth, then that company may, but is not required to, sell the wireless business to us but may instead transfer all of its units and our Manager’s Class A common stock through a spin-off or split-off or sale to third parties in accordance with the procedures described under “Transfers of LLC Units and Common Stock” below.
Distributions. Except as described below, distributions by us require the consent of all of our members and no member is entitled to withdraw any portion of its capital account without the consent of the other members. We will make periodic distributions to our members on a pro rata basis in an amount equal to the greatest of each member’s taxes (calculated using the highest corporate marginal tax rate as if we were a corporation for U.S. federal, state and local income tax purposes) as a result of our operations due for the fiscal quarter for which estimated income tax payments are due, divided by the member’s percentage interests in us. In addition, we will distribute to our members at the end of a fiscal year, on a pro rata basis in accordance with each member’s percentage interest in us, an amount equal to the excess of the greater of:

•	50% of our “excess cash”; or

•	the greatest of each member’s taxes (calculated using the highest corporate marginal tax rate as if we were a corporation for U.S. federal, state and local income tax purposes) resulting from allocations of tax items from us for the preceding fiscal year, divided by the member’s percentage interest in us over the amount of tax distributions made with respect to that fiscal year.

CINGULAR WIRELESS LLC

PART III

Item 13.	Certain Relationships and Related Transactions
“Excess cash” is defined as, with respect to any fiscal year, the excess, if any, of:
(A) the sum of (x) the amount of all cash received by us (including any amounts allocated to our subsidiaries) during such fiscal year and (y) any cash and cash equivalents held by us at the start of such fiscal year, in excess of
(B) the sum of (x) all cash amounts paid or payable (without duplication) in such fiscal year incurred by us (including any amounts allocated to our subsidiaries) and (y) the net amount of cash needs for us set forth in our budget for the following fiscal year.
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
In application, the distribution provisions of the revolving credit agreement with AT&T and BellSouth described under “Revolving Credit Agreement” have the effect of superseding the foregoing distribution provisions.
Exchange of LLC Units and Transfer and Conversion of Shares of Class B Common Stock. Each of our members may exchange any or all of its units for our Manager’s Class A common stock on a one-for-one basis. Our Manager is required to acquire a number of our units corresponding to any shares of Class A common stock it issues.
If either AT&T or BellSouth wishes to transfer its shares of our Manager’s Class B common stock, except for permitted transfers described under “— Transfers of LLC Units and Common Stock” below, it is required to convert those shares of Class B common stock into shares of our Manager’s Class A common stock. Shares of Class B common stock may be converted into shares of Class A common stock at any time. If either AT&T or BellSouth reduces its total ownership to less than 10% of the “total outstanding shares,” that party must convert its remaining shares of Class B common stock into Class A common stock, and it loses its Class B directors on our Manager’s board and strategic review committee. Because of the economic equivalence with units, the limited liability company agreement bases several of its provisions on the concept of “total outstanding shares,” which means the sum of the total number of shares of our Manager’s Class A and Class B common stock issued and outstanding and the total number of our units outstanding, excluding units owned by our Manager.
Transfers of LLC Units and Common Stock. The limited liability company agreement generally prohibits transfers of units or common stock of our Manager (collectively referred to as “securities”), except transfers with the consent of each member owning more than 10% of the total outstanding shares. However, there are several exceptions to this general rule for transfers by AT&T and BellSouth, including:

•	transfers of our Manager’s Class A common stock in a broad public offering of Class A common stock underwritten on a firm commitment basis, including transfers in any offering;

•	each member may transfer our Manager’s Class A common stock or the stock of a company that owns units or the stock of a company that owns Class A common stock in our Manager in up to two spin-offs or split- offs. A “spin-off” would be a wide, SEC-registered distribution of units or Class A common stock of our Manager or of all of the equity securities of a subsidiary of a member that owns units or Class A common stock of our Manager to all of the common stockholders of a series or class of the member or its ultimate parent. In a “split-off”, each such common stockholder would be offered the right to exchange common stock of our members or their ultimate parent entities for our Manager’s

CINGULAR WIRELESS LLC

PART III

Item 13.	Certain Relationships and Related Transactions

Class A common stock or the stock of a subsidiary of the member that owns units or our Manager’s Class A common stock, which exchange offer would also be widely distributed and registered with the SEC. Spin-offs and split- offs can involve the sale of all or a portion of a member’s interest; and

•	a sale of all, but not less than all, of a member’s units and any of our Manager’s common stock to third parties, subject to, among other things, a right of first refusal and a requirement that the third-party or its ultimate parent become a party to the limited liability company agreement and the stockholders’ agreement in the place of the selling party. Upon any transfer of all of AT&T’s or BellSouth’s units, the transferring member will have no continuing rights or obligations under the limited liability company agreement, but will remain bound by the terms of any ancillary operating agreements it entered into in accordance with the terms of those agreements.
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
Tower Transactions. We lease or pay a monthly fee for the maintenance of the tower or the use of the tower space on which many of our antennas are located, including the antennas, microwave dishes and other wireless equipment, together with the land surrounding the tower, instead of owning or controlling the tower. Before contributing their wireless properties to us, AT&T and BellSouth each entered into separate transactions with different tower management companies to lease on a long-term basis many of their communications towers and related assets to SpectraSite Inc. (formerly SpectraSite Holdings, Inc.) in the case of AT&T, and Crown Castle International, in the case of BellSouth. In connection with these transactions, AT&T and BellSouth entered into master leases to sublease portions of their towers in exchange for a monthly rental or site maintenance payment and/or reserved antenna space on the towers. Crown Castle is generally required to build, manage, maintain and remarket, including to competitors, the remaining space on future towers on which our antennas will be located. With respect to the towers to be built in the markets where SpectraSite is managing sites, we plan to hire different tower companies to perform these functions.
Stockholders’ Agreement
There are six Class B directors of our Manager. Under a stockholders’ agreement, each of AT&T and BellSouth has agreed to vote shares beneficially owned by it for:

•	the election of the Class B directors nominated by each of AT&T and BellSouth, for so long as each such party is then entitled to have its nominees elected as Class B directors;

•	following any such issuance of Class A common stock of our Manager, the election of one independent director to our Manager’s board of directors selected by AT&T and the election of one independent director selected by BellSouth, for so long as each such party is then entitled to have its nominees elected as Class B directors;

•	the removal of any Class B director as determined by the stockholder who nominated that director;

CINGULAR WIRELESS LLC

PART III

Item 13.	Certain Relationships and Related Transactions

•	the appointment of a new Class B director upon any vacancy of a Class B directorship on the board or any committee of our Manager’s board, as determined by the stockholder who nominated the Class B director whose departure caused the vacancy; and

•	approval of any matter submitted to the stockholders of our Manager that has been previously approved by the strategic review committee of our Manager.
In the event of the issuance of Class A common stock of our Manager, each of AT&T and BellSouth shall be entitled to nominate one person to serve as an independent director. If there is an initial public offering of Class A common stock, Class A stockholders will be entitled to elect three independent directors. AT&T, BellSouth and our Manager have agreed that one of the independent directors shall be nominated by AT&T and one by BellSouth. Within 12 months following the closing of such offering, a third independent director will be nominated by our Manager’s board of directors. Our Manager, which is also a party to the agreement, has agreed that it will use its best efforts to cause the holders of Class A common stock to vote in favor of the nomination as independent directors on the board of the nominees of AT&T and BellSouth. In addition, AT&T and BellSouth have agreed that the chairman of our Manager’s board shall, for so long as AT&T and BellSouth together hold at least 50% of the total voting power, other than for the election of directors, be elected from among the Class B directors nominated by AT&T and BellSouth.
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

•	we have primary responsibility for marketing our products and services;

•	AT&T and BellSouth may market our products and services as agents and resellers, as further specified in the agency and resale agreements that are described below;

•	with respect to intellectual property other than the AT&T and BellSouth marks, consisting of patents, trade secrets, copyrights, technology and know-how, we have entered into intellectual property agreements with AT&T and BellSouth and certain of their subsidiaries;

•	we may create new products and services and associated intellectual property rights; and

•	we have agreed that we may in our sole discretion grant each of AT&T and BellSouth licenses in the intellectual property that we are developing or that we acquire after October 2, 2000.
Intellectual Property
With respect to intellectual property consisting of patents, trademarks, trade secrets, copyrights, technology and know-how, we have entered into intellectual property agreements with AT&T and BellSouth and certain of their subsidiaries, as described in more detail below. Moreover, we may create new products and services and we will own the associated intellectual property rights.

CINGULAR WIRELESS LLC

PART III

Item 13.	Certain Relationships and Related Transactions
Intellectual Property License Agreements. We have granted AT&T and BellSouth perpetual, royalty-free, non-exclusive licenses to use certain technology, the ownership of which was transferred by BellSouth and AT&T to us at the contribution closing, and to sell any products that are covered by that technology and certain other rights necessary for our parents to utilize the technology they transferred to us in order to continue their business without interruption. Similarly, AT&T and BellSouth have each granted us a perpetual, royalty-free, non-exclusive license to certain copyrights, technology and know-how, which were not transferred to us at the contribution closing but are used in the operation of our business, as well as patents and patent applications.
Trademark License Agreements. AT&T and BellSouth have granted us royalty-free, non-exclusive licenses to use their respective trademarks as part of Cingular’s tag line in advertising our products and services.
Intellectual Property Licensing Support Agreement. We have entered into a Master Agreement with BellSouth in which we will assist each other in licensing our respective intellectual property and technology to third parties. Each transaction will comprise a separate agreement under this Master Agreement and will include an allocation of monetary consideration received from such transactions.
Wireless Agency Agreements
Under our wireless agency agreements with subsidiaries of AT&T and BellSouth, such subsidiaries and any of their affiliates that make an election to do so act as authorized agents exclusively on our behalf for the sale of wireless services to subscribers in AT&T’s and BellSouth’s respective incumbent service territories. We are free to contract with other agents for wireless services in both of our parents’ incumbent service territories, including retailers and other distributors. All subscribers contracted through AT&T and BellSouth agents are our own subscribers, except where the agents sell packages, in which case a subscriber is a subscriber of one of the agents for all portions of the package other than our wireless services. All affiliates of AT&T and BellSouth may act as agents for us and, when electing to act as agents, will be bound by one of the wireless agency agreements. Each agent has agreed that it will not, directly or indirectly, offer or promote wireless services of our competitors in the agent’s service territory; however, services typically referred to as “reflex paging”, which is a two-way messaging service that adds a response channel to traditional pager devices, is not considered a competing service for these purposes. See “Risk Factors — Factors Relating to Our Arrangements with AT&T and BellSouth” for further information on wireless data services.
Each agent may elect to cease acting solely as our agent and begin to act as a reseller under a resale agreement, as described below. The election has to be made for all package customers, but does not affect an agent’s right to act as our agent in selling wireless services that are not included in a package. Package customers are those subscribers that buy combinations of wireless services and other communications services offered by our parents. In addition, the agent has a corresponding right to choose to cease acting as agent with respect to national accounts.
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

CINGULAR WIRELESS LLC

PART III

Item 13.	Certain Relationships and Related Transactions
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
The wireless agency agreements provide that the agents receive a commission from us for each new subscriber enrolled by the agent in its service territory, which varies depending on the average three-month churn rate. Where we, instead of the agents, provide handsets and other equipment, we only pay a commission. In addition, the fees may be different where we participate in the sales process. Furthermore, we pay residual compensation supplementing the commissions equal to a percentage rate multiplied by monthly charges to the subscriber from accessing and using our network, but only where a subscriber has completed a minimum of 180 days of service. Pursuant to the agency agreements, we paid $74 million for the year ended December 31, 2005.
Resale Agreements
We agreed to sell to AT&T and BellSouth and their affiliates, as resellers, both existing and future wireless services and features providing access to our wireless systems or any wireless services to which we have access under roaming agreements. The resellers will resell those services to their subscribers, both separately and packaged with other communications services. The reseller may sell any new service offerings that we develop both in its own service territories and outside of that service territory. We are not required to provide any customer service or billing services to the resellers’ users.
Generally, the resellers may only sell our wireless services outside their own service territory. However, if the reseller terminates its wireless agency agreement, as described above under “Wireless Agency Agreements” above, it may resell our wireless services in its respective service territories. Each agreement terminates on October 2, 2050 or upon mutual agreement of the parties.
Under the resale agreements, we charge the resellers a fixed monthly charge per wireless subscriber. In addition, the resellers also pay charges based on usage of our network and separate charges for roaming and a number of other services. Neither AT&T nor BellSouth acted as a reseller nor had any revenues from these agreements in 2005.
Contribution and Formation Agreement
We entered into an Amended and Restated Contribution and Formation Agreement with AT&T and BellSouth dated as of April 4, 2000, governing the contributions that were made to us on October 2, 2000 and some other contributions that were scheduled to be made later.
We, our subsidiaries and other affiliates and our and their directors, officers, employees, shareholders and agents may seek indemnification for breaches of representations and warranties made by AT&T or BellSouth in the contribution agreement, subject to certain thresholds and deductibles. The indemnification is subject to the following limitations:

•	any indemnifiable losses are subject to a minimum threshold of $2 million for individual losses, and only the amount in excess of that amount will be deemed a loss;

•	any breaches that relate to matters set forth on the respective party’s disclosure schedule shall not be deemed a loss until the amount of loss exceeds $4 million;

•	a party will not be liable for an indemnifiable loss until the total amount of the losses exceeds $250 million. For the purpose of calculating this deductible, our losses and those of AT&T and

CINGULAR WIRELESS LLC

PART III

Item 13.	Certain Relationships and Related Transactions

BellSouth may not be counted twice for the same breach. A party is only liable for the amount of an indemnifiable loss in excess of the $250 million deductible; and

•	the maximum that AT&T or BellSouth must pay for indemnifiable losses is $3 billion. Breaches of the representations on capitalization, subsidiaries, financial statements, taxes, brokers and finders and after-acquired properties are not subject to this limitation.
Each party’s representations have generally expired, except those representations relating to:

•	tax matters, which survive until the expiration of the applicable statute of limitations; and

•	organization, good standing and qualification; capitalization; subsidiaries; corporate authority and approval; brokers and finders; after acquired properties; and BellSouth’s representations relating to the value of certain credits granted to BellSouth by Ericsson, which have no expiration date.
There were no significant payments under this agreement during the year ended December 31, 2005.
As provided for in the Contribution and Formation Agreement between us, AT&T and BellSouth, additional contributions of wireless operations and assets in certain markets were made during 2005. Until such time as the contributions were made, we continued to manage the properties for a fee. Fees received during 2005 for managing the Arkansas markets until AT&T contributed them to us on May 1, 2005 were $30 million.
Registration Rights Agreements
Our Manager has granted registration rights to AT&T and BellSouth through which they may require our Manager to register under the Securities Act shares of its Class A common stock issued or issuable to them. These registration rights expire one year after a holder ceases to hold at least 10% of the total outstanding shares.
Under the registration rights agreement, our Manager is required to use its best reasonable efforts to register any of the shares of its common stock for sale in accordance with the intended method of disposition, subject to customary deferral rights. Each of AT&T and BellSouth will have the right to demand two registrations in any calendar year, but no demand may be made unless the shares to be registered (1) constitute at least 1% of our Manager’s Class A common stock outstanding, or (2) have a market value on the demand date of at least $250 million. In addition, AT&T and BellSouth have the right to include their shares in other registrations of our Manager’s equity securities other than an initial public offering and offerings on Form S-4 or S-8 and other than in connection with rights offerings or dividend reinvestment plans, subject to customary cutback provisions. However, AT&T and BellSouth are cut back only after all other holders, including holders exercising their own demand rights, are cut back. AT&T and BellSouth may also piggyback on the demand registration of another holder, but will be subject to the cutback provisions applicable to demand registrations, pursuant to which the securities to be registered by the demand holders will be considered first, then the securities to be registered by our Manager and last, the securities of the holder piggybacking on the demand registration.
Once our Manager is eligible to file a shelf registration statement on Form S-3, it is required to file a shelf registration statement if so requested by AT&T or BellSouth and to use its reasonable best efforts to have it declared effective and to keep it effective until the earlier of the date on which the registering holder no longer holds any of our common stock or the date on which its common stock may be sold under Rule 144(k). As long as our Manager has a shelf registration statement outstanding, it is not required to file additional demand registration statements, provided that the number of securities to be registered can be sold under the shelf.

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
No Class A common stock has been issued.
Interconnection and Long Distance Agreements
We are also a party to local interconnect and long distance agreements with subsidiaries of AT&T and BellSouth. Pursuant to these agreements, we incurred expenses of $1,297 million for the year ended December 31, 2005. Additionally, we purchase telecommunications and other related services from AT&T and BellSouth. We incurred expenses of $250 million for these services for the year ended December 31, 2005. We had purchase commitments to AT&T, BellSouth and their affiliates of approximately $161 million for dedicated leased lines used to provide interconnection services and $109 million for telecommunications and other services as of December 31, 2005.
SNET Diversified Group Name Delivery Service Agreement
We and SNET Diversified Group (SNET DG), an affiliate of AT&T, entered into an agreement in October 2001 to provide Calling Name Delivery (CNAM) service and to receive a share of the fees generated by the provision of this service. CNAM service allows Local Exchange Carrier (LEC) subscribers with caller ID to view the name of a Cingular subscriber calling an LEC subscriber. LECs pay a fee to SNET DG each time a subscriber uses this service, which SNET DG will share with us on a percentage basis, beginning at 50% of revenues, and increasing to a maximum of 65%, with the addition of subscribers and/or additional markets adding CNAM service. For the year ended December 31, 2005, we recorded approximately $31 million in revenue from SNET DG under this agreement.
Member Loans
At December 31, 2005, a portion of our capital structure consisted of subordinated member loans payable to AT&T and BellSouth in the principal amounts of approximately $4.1 billion and $2.6 billion, respectively. The loans have an interest rate of 6% and a stated maturity of June 30, 2008. For the year ended December 31, 2005, we repaid $2.9 billion of our member loans and paid $525 million in interest.
Revolving Credit Agreement
We are a party to a revolving credit agreement with AT&T and BellSouth for them to provide unsubordinated short-term financing on a pro rata basis at an interest rate of LIBOR plus 0.05% for our ordinary course operations based upon our budget and forecasted cash needs. The revolving credit agreement provides that in the event that we have available cash (as defined) on any business day, such amount shall first be applied to the repayment of the revolving loans, and any remaining excess shall then be applied to the repayment of the Subordinated Notes (member loans) from AT&T and BellSouth at month end if we do not then require a cash advance under the agreement. As of December 31, 2005, we had an outstanding balance of $511 million under the revolving credit agreement. During the year ended December 31, 2005, we paid less than $1 million in interest under this agreement.

CINGULAR WIRELESS LLC

PART III

Item 14.	Principal Accounting Fees and Services
The following table sets forth the aggregate fees billed to us by Ernst & Young LLP for professional services rendered for the fiscal years ended December 31, 2004 and 2005. All services were and continue to be specifically approved by our Audit Committee.

	Year Ended
	December 31,

	2004	2005

	(Dollars in
	millions)
Audit Fees(1)	$7.8	$7.5
Audit-Related Fees(2)	1.0	0.3
Tax Fees	—	—
All Other Fees	—	—

Total Fees	$8.8	$7.8

(1)	Consists of fees billed for professional services for the audit of our annual financial statements and review of financial statements included in our SEC reports or services that are normally provided by the independent registered public accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

(2)	Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees”. These services primarily include pension and benefit plan audits and balance sheet review procedures.

CINGULAR WIRELESS LLC

PART IV

Item 15.	Exhibits and Financial Statement Schedules

		Page(s)
		in This
		Form 10-K

a.	Documents filed as part of the report
(1)	Financial Statements
	Cingular Wireless LLC
	Report of Independent Registered Public Accounting Firm — Ernst & Young LLP	76
	Report of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP	77
	Consolidated Balance Sheets as of December 31, 2004 and 2005	78
	Consolidated Statements of Income for the years ended December 31, 2003, 2004, and 2005	79
	Consolidated Statements of Changes in Members’ Capital for the years ended December 31, 2003, 2004, and 2005	80
	Consolidated Statements of Comprehensive Income for the years ended December 31, 2003, 2004, and 2005	81
	Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2004, and 2005	82
	Notes to Consolidated Financial Statements	83
	GSM Facilities LLC
	Report of Independent Auditors — Ernst & Young LLP	128
	Report of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP	129
	Consolidated Balance Sheet as of December 31, 2004	130
	Consolidated Statements of Operations for the years ended December 31, 2003, and 2004	131
	Consolidated Statements of Changes in Members’ Capital for the years ended December 31, 2003 and 2004	132
	Consolidated Statements of Cash Flows for the years ended December 31, 2003 and 2004	133
	Notes to Consolidated Financial Statements	134
(2)	Financial Statement Schedule as set forth under Item 8 of this Report
	Cingular Wireless LLC
	Schedule II — Valuation and Qualifying Accounts	142
All other financial statements and schedules not listed are omitted because they are not required, or the required information is included in the consolidated financial statements
(3) Exhibits. The following exhibits are either provided with this Form 10-K or are incorporated by reference

Exhibit
Number		Description

*		Incorporated by reference

2	.1*	Amended and Restated Contribution and Formation Agreement among SBC Communications, Inc., BellSouth Corporation and Alloy LLC, dated as of April 4, 2000 (Exhibit 2.1 to Registration Statement on Form S-4 filed January 24, 2002, Registration No. 333-81342)

2	.1.1*	Second Amendment to Amended and Restated Contribution and Formation Agreement among SBC Communications, Inc., BellSouth Corporation and Cingular Wireless (Exhibit 2.1.1 to Annual Report on Form 10-K for the year ended December 31, 2002)

CINGULAR WIRELESS LLC

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Exhibit
Number		Description

2	.2*	Purchase Agreement, dated August 4, 2003, by and between NextWave Telecom Inc., NextWave Personal Communications Inc., NextWave Partners Inc., NextWave Power Partners Inc. and Cingular Wireless LLC (Exhibit 10.54 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)

2	.3*	Interest Purchase Agreement by and among T-Mobile USA, Inc., Omnipoint Communications, Inc., Cingular Wireless LLC and SBC Wireless LLC dated as of May 24, 2004. (Portions omitted pursuant to a request for confidential treatment, which has been granted) (Exhibit 10.66 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)

2	.4*	Agreement and Plan of Merger, dated as of February 17, 2004, by and among AT&T Wireless Services, Inc., Cingular Wireless Corporation, Cingular Wireless LLC and Links I Corporation, and solely for the purposes of certain sections of the Merger Agreement, SBC Communications Inc. and BellSouth Corporation (Exhibit 99.1 to Form 8-K/ A dated February 18, 2004)

3	.1*	Certificate of Formation of the Company, dated April 19, 2000, as amended by Certificate of Merger, dated November 1, 2000, Certificate of Merger, Dated February 21, 2001, and Certificate of Amendment, dated March 1, 2001 (Exhibit 3.1 to Registration Statement on Form S-4 filed January 24, 2002, Registration No. 333-81342)

3	.2*	Limited Liability Company Agreement of Alloy LLC by and among SBC Communications Inc., SBC Alloy Holdings, Inc., BellSouth Corporation, BellSouth Mobile Data, Inc., BSCC of Houston, Inc., ACCC of Los Angeles, Inc., BellSouth Cellular Corp., RAM Broadcasting Corporation and Alloy Management Corp., dated as of October 2, 2000, as amended by Amendment No. 1, dated January 1, 2001, Amendment No. 2, dated April 3, 2001 and Amendment No. 3, dated April 3, 2001 (Exhibit 3.2 to Registration Statement on Form S-4 filed January 24, 2002, Registration No. 333-81342)

3	.2.1*	Amendment No. 4 to Limited Liability Company Agreement dated December 31, 2001 (Exhibit 3.3 to Amendment No. 1 to Registration Statement on Form S-4 filed May 31, 2002, Registration No. 333-81342)

3	.2.2*	Amendment No. 5 to Limited Liability Company Agreement of Cingular Wireless LLC by and among SBC Communications Inc., SBC Alloy Holdings, Inc., SBC Long Distance, Inc., BellSouth Corporation, BLS Cingular Holdings, LLC, BellSouth Mobile Data, Inc. and Cingular Wireless Corporation, dated as of October 27, 2004. (Exhibit 99.11 to Form 8-K dated October 28, 2004)

4	.1*	Indenture between the Company and Bank One Trust Company, N.A., as Trustee, dated as of December 12, 2001 (Exhibit 4.1 to Registration Statement on Form S-4 filed January 24, 2002, Registration No. 333-81342)

4	.1.1*	First Supplemental Indenture between the Company and Bank One Trust Company, N.A., as Trustee, dated December 31, 2002. (Exhibit 4.1.1 to Annual Report on Form 10-K for the year ended December 31, 2002)

4	.1.2*	Second Supplemental Indenture by and among Cingular Wireless LLC, Cingular Wireless II, LLC and J.P. Morgan Trust Company, National Association (as successor Trustee), dated as of October 27, 2004 (Exhibit 99.10 to Form 8-K dated October 28, 2004)

4	.1.3*	Third Supplemental Indenture by and among Cingular Wireless LLC, Cingular Wireless II LLC, New Cingular Wireless, Inc. and J.P. Morgan Trust Company dated as of March 4, 2005 (Exhibit 4.1.3 to Form 8-A/ A dated March 4, 2005)

4	.2*	$500,000,000 5.625% Senior Notes Due December 15, 2006 (Exhibit 4.2 to Annual Report on Form 10-K for the year ended December 31, 2002)

CINGULAR WIRELESS LLC

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Exhibit
Number		Description

4	.3*	$750,000,000 6.5% Senior Notes Due December 15, 2011 (Exhibit 4.3 to Annual Report on Form 10-K for the year ended December 31, 2002)

4	.4*	$750,000,000 7.125% Senior Notes Due December 15, 2031 (Exhibit 4.4 to Annual Report on Form 10-K for the year ended December 31, 2002)

4	.5*	Indenture between AT&T Wireless Services, Inc. and U.S. Bank National Association (as successor Trustee), dated as of March 6, 2001 (Exhibit 4.5 to AT&T Wireless Services, Inc.’s Registration Statement on Form S-1/ A (Commission file No. 333-59174), filed June 11, 2001)

4	.5.1*	First Supplemental Indenture between AT&T Wireless Services, Inc. and U.S. Bank National Association, dated as of September 1, 2004, to the Indenture between AT&T Wireless Services, Inc. and U.S. Bank National Association (as successor Trustee), dated as of March 6, 2001. (Exhibit 99.07 to Form 8-K dated October 28, 2004)

4	.5.2*	Second Supplemental Indenture by and among Cingular Wireless LLC, Cingular Wireless II, Inc., AT&T Wireless Services, Inc. and U.S. Bank National Association, dated as of October 26, 2004, to the Indenture between AT&T Wireless Services, Inc. and U.S. Bank National Association (as successor Trustee), dated as of March 6, 2001. (Exhibit 99.04 to Form 8-K dated October 28, 2004)

4	.6*	Indenture between AT&T Wireless Services, Inc. and U.S. Bank National Association (as successor Trustee), dated as of April 11, 2002 (Exhibit 4.3 to AT&T Wireless Services, Inc.’s Form 10-Q for the quarterly period ended March 31, 2002)

4	.6.1*	First Supplemental Indenture between AT&T Wireless Services, Inc. and U.S. Bank National Association, dated as of September 1, 2004, to the Indenture between AT&T Wireless Services, Inc. and U.S. Bank National Association (as successor Trustee), dated as of April 11, 2002. (Exhibit 99.09 to Form 8-K dated October 28, 2004)

4	.6.2*	Second Supplemental Indenture by and among Cingular Wireless LLC, Cingular Wireless II, Inc., AT&T Wireless Services, Inc. and U.S. Bank National Association, dated as of October 26, 2004, to the Indenture between AT&T Wireless Services, Inc. and U.S. Bank National Association (as successor Trustee), dated as of April 11, 2002. (Exhibit 99.05 to Form 8-K dated October 28, 2004)

4	.7*	Form of 7.350% Exchange Note due 2006 (Exhibit 4.4 to Registration Statement on Form S-4 (Registration No. 333-67068), filed August 8, 2001)

4	.8*	Form of 7.875% Exchange Note due 2011 (Exhibit 4.5 to Registration Statement on Form S-4 (Registration No. 333-67068), filed August 8, 2001)

4	.9*	Form of 8.750% Exchange Note due 2031 (Exhibit 4.6 to Registration Statement on Form S-4 (Registration No. 333-67068), filed August 8, 2001)

4	.10*	Form of 6.875% Senior Notes due 2005 (Exhibit 4.4 to AT&T Wireless Services, Inc.’s Form 10-Q for the quarterly period ended March 31, 2002)

4	.11*	Form of 7.5% Senior Notes due 2005 (Exhibit 4.5 to AT&T Wireless Services, Inc.’s Form 10-Q for the quarterly period ended March 31, 2002)

4	.12*	Form of 8.125% Senior Notes due 2012 (Exhibit 4.6 to AT&T Wireless Services, Inc.’s Form 10-Q for the quarterly period ended March 31, 2002)

4	.13*	Capital Markets Debt Subordination Agreement, dated as of November 21, 2000, among SBC Communications Inc., BellSouth Corporation and any Subsidiary Lender (Exhibit 10.13 to Annual Report on Form 10-K for the year ended December 31, 2002)

4	.14*	Subordinated Notes of SBC and BellSouth (Exhibit 10.14 to Amendment No. 1 to the Registration Statement on Form S-4 filed May 31, 2002, Registration No. 333-81342)

CINGULAR WIRELESS LLC

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Exhibit
Number		Description

4	.14.1*	Amended, Restated and Consolidated Subordinated Promissory Notes of the Company to SBC, BellSouth and Cellular Credit Corporation dated July 1, 2003 (Exhibit 10.14.1 of Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)

4	.15*	Notice of Additional Senior Capital Markets Debt pertaining to the Senior Notes of AT&T Wireless, Inc. (Exhibit 4.15 to Annual Report on Form 10-K for the year ended December 31, 2005)

10	.1*	Wireless Agency Agreement between Alloy LLC and BellSouth Telecommunications Inc., dated October 2, 2000 (Exhibit 10.1 to Registration Statement on Form S-4 filed January 24, 2002, Registration No. 333-81342)

10	.2*	Wireless Agency Agreement between Alloy LLC and SBC Operations, Inc., dated October 2, 2000 (Exhibit 10.2 to Registration Statement on Form S-4 filed January 24, 2002, Registration No. 333-81342)

10	.3*	Resale Agreement between Alloy LLC and BellSouth Telecommunications, Inc., dated October 2, 2000 (Exhibit 10.3 to Registration Statement on Form S-4 filed January 24, 2002, Registration No. 333-81342)

10	.4*	Resale Agreement between Alloy LLC and SBC Communications Inc., dated October 2, 2000 (Exhibit 10.4 to Registration Statement on Form S-4 filed January 24, 2002, Registration No. 333-81342)

10	.5*	Intellectual Property License Agreement between Alloy LLC and BellSouth Corporation, dated October 2, 2000 (Exhibit 10.5 to Registration Statement on Form S-4 filed January 24, 2002, Registration No. 333-81342)

10	.6*	Intellectual Property Agreement between Cingular Wireless LLC and BellSouth Intellectual Property Marketing Corporation, dated October 17, 2001 (Exhibit 10.6 to Registration Statement on Form S-4 filed January 24, 2002, Registration No. 333-81342)

10	.7*	Intellectual Property License Agreement between Alloy LLC and SBC Communications Inc., dated October 2, 2000 (Exhibit 10.7 to Registration Statement on Form S-4 filed January 24, 2002, Registration No. 333-81342)

10	.8*	Intellectual Property License Agreement between BellSouth Corporation and Alloy LLC, dated October 2, 2000 (Exhibit 10.8 to Registration Statement on Form S-4 filed January 24, 2002, Registration No. 333-81342)

10	.9*	Intellectual Property License Agreement between SBC Communications Inc. and Alloy LLC, dated October 2, 2000 (Exhibit 10.9 to Registration Statement on Form S-4 filed January 24, 2002, Registration No. 333-81342)

10	.10*	Authorized Sales Representative Agreement by and among SBC Communications Inc., South western Bell Telephone Company, Pacific Bell Telephone Company, Ameritech Illinois, Ameritech Indiana, Ameritech Michigan, Ameritech Ohio, Ameritech Wisconsin, Nevada Bell Telephone, Southern New England Telephone Company and Alloy LLC, dated October 2, 2000, completed pursuant to the Wireline Agency Signature Agreement between SBC Communications Inc. and Alloy LLC, dated October 2, 2000 (Exhibit 10.10 to Registration Statement on Form S-4 filed January 24, 2002, Registration No. 333-81342)

10	.11*	Marketing Representative Agreement between BellSouth Telecommunications, Inc. and BellSouth Cellular Corp., dated July 17, 1998 (Exhibit 10.11 to Registration Statement on Form S-4 filed January 24, 2002, Registration No. 333-81342)

10	.12*	Assignment and Assumption Agreement between BellSouth Cellular Corp. and Alloy LLC (Exhibit 10.12 to Registration Statement on Form S-4 filed January 24, 2002, Registration No. 333-81342)

CINGULAR WIRELESS LLC

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Exhibit
Number		Description

10	.13*	Agreement to Sublease, dated August 25, 2000, by and among SBC Wireless, Inc., for itself and on behalf of the Sublessor Entities, SpectraSite Holdings Inc. and Southern SpectraSite Towers, Inc. (Exhibit 10.1 of SpectraSite Holdings Inc. Current Report on Form 8-K, dated August 25, 2000, File No. 0-27217)

10	.14*	Cingular Wireless Cash Deferral Plan (Exhibit 10.16 to Registration Statement on Form S-4 filed January 24, 2002, Registration No. 333-81342)

10	.15*	Cingular Wireless Pension Plan (Exhibit 10.17 to Amendment No. 1 to the Registration Statement on Form S-4 filed April 25, 2002, Registration No. 333-81342)

10	.16*	Cingular Wireless Savings Plan (Exhibit 10.18 to Amendment No. 1 to the Registration Statement on Form S-4 filed April 25, 2002, Registration No. 333-81342)

10	.17*	The Amended and Restated BellSouth Corporation Stock Plan effective April 24, 1995, as amended (Exhibit 10v-1 of BellSouth Corporation Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-8607)

10	.18*	BellSouth Corporation Trust Under Executive Benefit Plan(s), as amended April 28, 1995 (Exhibit 10u-1 of BellSouth Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 1995)

10	.18.1*	Amendment, dated May 23, 1996, to the BellSouth Corporation Trust Under Executive Benefit Plan(s) (Exhibit 10s-1 of BellSouth Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, File No. 1-8607)

10	.18.2*	Second Amendment dated July 8, 2002 to the BellSouth Corporation Trust Under Executive Benefit Plan(s) (Exhibit 10r-2 to BellSouth Corporation’s Form 10-Q for the quarter ended September 30, 2002, File No. 1-8607)

10	.18.3*	First Amendment dated November 1, 2003 to the BellSouth Corporation Trust Under Executive Benefit Plan(s) (Exhibit 10r-3 to BellSouth Corporation’s Form 10-K for the year ended December 31, 2003, File No. 1-8607)

10	.18.4*	Second Amendment dated December 17, 2003 to the BellSouth Corporation Trust Under Executive Benefit Plan(s) (Exhibit 10r-4 to BellSouth Corporation’s Form 10-K for the year ended December 31, 2003, File No. 1-8607)

10	.18.5*	Third Amendment dated March 15, 2004 to the BellSouth Corporation Trust Under Executive Benefit Plan(s) (Exhibit 10r-5 to BellSouth Corporation’s Form 10-Q for the quarter ended March 31, 2004, File No. 1-8607)

10	.19*	BellSouth Retirement Savings Plan, as amended and restated effective July 1, 2001 (Exhibit 10-w of BellSouth Corporation Annual Report on Form 10-K for the year ended December 31, 2001, File No. 1-8607)

10	.19.1*	First Amendment dated December 18, 2001 to the BellSouth Retirement Savings Plan (Exhibit 10w-1 to BellSouth Corporation’s Form 10-K for the year ended December 31, 2001, File 1-8607)

10	.20*	BellSouth Corporation Executive Incentive Award Deferral Plan, as amended and restated effective September 23, 1996 (Exhibit 10g of BellSouth Corporation Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-8607)

10	.21*	BellSouth Corporation Supplemental Executive Retirement Plan, as amended on March 23, 1998 (Exhibit 10i of BellSouth Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, File No. 1-8607)

10	.22*	BellSouth Corporation Nonqualified Deferred Compensation Plan, as amended and restated effective November 25, 1996 (Exhibit 10h of BellSouth Corporation Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-8607)

CINGULAR WIRELESS LLC

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Exhibit
Number		Description

10	.23*	SBC Communications Inc. 1996 Stock and Incentive Plan (Exhibit 10-o of SBC Communications Inc. Annual Report on Form 10-K for the year ended December 31, 2002)

10	.24*	SBC Communications Inc. 2001 Incentive Plan (Exhibit 10-u of SBC Communications Inc. Annual Report on Form 10-K for the year ended December 31, 2002)

10	.25*	SBC Communications Inc. Stock Savings Plan, as amended through September 28, 2001 (Exhibit 10-l of SBC Communications Inc. Annual Report on Form 10-K for the year ended December 31, 2002)

10	.26*	SBC Communications Inc. Short-Term Incentive Plan (Exhibit 10-a of SBC Communications Inc. Annual Report on Form 10-K for the year ended December 31, 2002)

10	.27*	SBC Communications Inc. Supplemental Retirement Income Plan (Exhibit 10-c of SBC Communications Inc. Annual Report on Form 10-K for the year ended December 31, 2004)

10	.28*	SBC Communications Inc. 1992 Stock Option Plan, as amended through June 19, 2001 (Exhibit 10-n of SBC Communications Inc. Annual Report on Form 10-K for the year ended December 31, 2001, File No. 1-8610)

10	.29*	Pacific Telesis Group 1994 Stock Incentive Plan (Attachment A of Pacific Telesis Group’s Definitive Proxy Statement, dated March 11, 1994, and amended March 14 and March 25, 1994, File No. 1-8609)

10	.29.1*	Resolutions amending the Pacific Telesis Group 1994 Stock Incentive Plan, effective January 1, 1995. (Attachment A to Pacific Telesis Group’s 1995 Proxy Statement, filed March 13, 1995, File No. 1-8609)

10	.30*	Cingular Wireless SBC Transition Executive Benefit Plan (Exhibit 10.42 to Amendment No. 1 to the Registration Statement on Form S-4 filed May 31, 2002, Registration No. 333-81342)

10	.31*	Cingular Wireless Long-Term Incentive Plan (Exhibit 10.43 to Amendment No. 1 to the Registration Statement on Form S-4 filed May 31, 2002, Registration No. 333-81342)

10	.32*	Cingular Wireless Executive Short Term Incentive Award Plan (Exhibit 10.45 to Amendment No. 1 to the Registration Statement on Form S-4 filed May 31, 2002, Registration No. 333-81342)
10	.32.1*	2005 Short-Term Incentive Award Plan Matrix for the 2005 Performance Period under the Cingular Wireless Executive Short-Term Incentive Award Plan (Exhibit 99.1 to Form 8-K dated April 14, 2005)

10	.32.2*	2006 Short-Term Incentive Award Plan Matrix for the 2006 Performance Period under the Cingular Wireless Executive Short-Term Incentive Award Plan (Exhibit 99.2 to Form 8-K dated February 21, 2006)

10	.33*	Cingular Wireless BLS Transition Executive Benefit Plan (Exhibit 10.46 to Amendment No. 1 to the Registration Statement on Form S-4 filed May 31, 2002, Registration No. 333-81342)

10	.34*	Cingular Wireless Executive Financial Services Plan (Exhibit 10.47 to Amendment No. 1 to the Registration Statement on Form S-4 filed May 31, 2002, Registration No. 333-81342)

10	.35*	Officer Communication Plan (Exhibit 10.48 to Annual Report on Form 10-K for the year ended December 31, 2002)

10	.36*	Employment Agreement with Stanley T. Sigman (Exhibit 10.49 to Annual Report on Form 10-K for the year ended December 31, 2002)

10	.36.1*	Compensation Arrangement for Stanley T. Sigman, effective June 1, 2005 (Exhibit 99.1 to Form 8-K dated May 16, 2005)

10	.37*	Supplemental Retention Agreement with Thaddeus Arroyo (Exhibit 99.1 to Form 8-K dated February 18, 2005)

CINGULAR WIRELESS LLC

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Exhibit
Number		Description

10	.38*	Cingular Wireless Long Term Compensation Plan amended and restated effective January 1, 2003 (Exhibit 10.52 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2003)

10	.39*	Licensing Support Agreement between BellSouth Intellectual Property Marketing Corporation and Cingular Wireless, LLC, effective April 21, 2003 (Exhibit 10.53 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)

10	.40*	Stockholders’ Agreement by and among SBC Communications Inc., BellSouth Corporation and Alloy Management Corp. dated October 2, 2000 (Exhibit 10.55 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)

10	.41*	Subordination Agreement among SBC Communications Inc., BellSouth Corporation, Cellular Credit Corporation and Cingular Wireless LLC dated November 17, 2003 (Exhibit 10.56 to Annual Report on Form 10-K for the year ended December 31, 2003)

10	.42*	Compensation arrangement with Ralph de la Vega (Exhibit 10.58 to Annual Report on Form 10-K for the year ended December 31, 2003)

10	.43*	Transition Agreement by and between BellSouth Corporation and Ralph de la Vega dated December 29, 2003 (Exhibit 10.59 to Annual Report on Form 10-K for the year ended December 31, 2003)

10	.44*	Cingular Wireless Long Term Compensation Plan amended and restated effective January 1, 2004 (Exhibit 10.61 to Annual Report on Form 10-K for the year ended December 31, 2003)

10	.45*	Billing and Collections Services Operating Agreement by and among BellSouth Telecommunications, Inc. and Cingular Wireless LLC, effective September 1, 2003 (Exhibit 10.62 to Annual Report on Form 10-K for the year ended December 31, 2003)

10	.46*	Retention Agreement with William Hague dated June 24, 2005 (Exhibit 99.1 to Form 8-K dated June 24, 2005)

10	.47*	Investment Agreement, dated as of February 17, 2004, between BellSouth Corporation and SBC Communications Inc. (Exhibit 10.64 to Annual Report on Form 10-K for the year ended December 31, 2003)

10	.47.1*	Investment and Reorganization Agreement dated October 25, 2004, by and among BellSouth Corporation, SBC Communications Inc., Cingular Wireless Corporation, Cingular Wireless LLC, Links I Corporation, Cingular Wireless II, Inc., BLS Cingular Holdings, LLC, SBC Alloy Holdings, Inc., BellSouth Enterprises, Inc., BellSouth Mobile Systems, Inc., BellSouth Mobile Data, Inc. and SBC Long Distance, Inc. (Exhibit 99.01 to Form 8-K dated October 28, 2004)

10	.48*	Revolving Credit Agreement by and among BellSouth Corporation, SBC Communications, Inc. and Cingular Wireless LLC dated as of August 1, 2004. (Exhibit 10.65 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)

10	.48.1*	Amended and Restated Revolving Credit Agreement by and among BellSouth Corporation, SBC Communications Inc. and Cingular Wireless LLC dated as of June 28, 2005 (Exhibit 99.2 to Form 8-K dated June 24, 2005)

10	.49*	Separation and Distribution Agreement by and between AT&T Corp. and AT&T Wireless Services, Inc., dated as of June 4, 2001 (Exhibit 10.1 to Registration Statement on Form S-1/ A (Registration No. 333-59174), filed June 21, 2001)

10	.50*	Amended and Restated Tax Sharing Agreement by and between AT&T Corp. and AT&T Wireless Services, Inc., dated as of June 4, 2001 (Exhibit 10.2 to Registration Statement on Form S-1/ A (Registration No. 333-59174), filed June 21, 2001)

10	.51*	Cingular Wireless Long-Term Compensation Plan as amended and restated on February 11, 2005 (Exhibit 99.1 to Form 8-K dated February 17, 2005)

CINGULAR WIRELESS LLC

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Exhibit
Number		Description

10	.51.1*	Revised Performance Matrices for the 2003 — 2005 and 2004 — 2006 Performance Periods under the Cingular Wireless Long-Term Compensation Plan (Exhibit 99.2 to Form 8-K dated February 17, 2005)

10	.51.2*	Methodology for determining grants under the Cingular Wireless Long-Term Compensation Plan and certain performance targets and matrices for the 2005 — 2007 performance period (Exhibit 99.3 to Form 8-K dated February 17, 2005)

10	.51.3*	Methodology for determining special grants of performance stock units under the Cingular Wireless Long-Term Compensation Plan and certain performance targets and matrices for the 2005 — 2007 performance period (Exhibit 99.4 to Form 8-K dated February 17, 2005)

10	.51.4*	Methodology for determining grants units under the Cingular Wireless Long-Term Compensation Plan and certain performance targets and matrices for the 2006 — 2008 performance period (Exhibit 99.1 to Form 8-K dated February 21, 2006)

10	.51.5*	Methodology for determining special grants of performance stock units under the Cingular Wireless Long-Term Compensation Plan and certain performance targets and matrices for the 2006 — 2008 performance period (Exhibit 99.1 to Form 8-K dated February 21, 2006)

10	.55*	SBC Communications Inc. Salary and Incentive Award Deferral Plan. (Exhibit 10-g to SBC Communications Inc. Form 10-K for 2002)

10	.56*	SBC Communications Inc. Supplemental Life Insurance Plan. (Exhibit 10-b to SBC Communications, Inc. Form 10-K for 2002)

10	.57*	SBC Communications Inc. Executive Health Plan, formerly the Supplemental Health Plan (Exhibit 10-h to SBC Communications Inc. Form 10-K for 2004)

10	.58*	SBC Communications Inc. Senior Management Deferred Compensation Plan (effective for Units of Participation Having a Unit Start Date Prior to January 1, 1988). (Exhibit 10-d to SBC Communications Inc. Form 10-K for 2002)

10	.59*	SBC Communications Inc. Cash Deferral Plan (Exhibit 10-gg to SBC Communications Inc. Form 10-K for 2004)

10	.60*	SBC Communications Inc. Stock Purchase and Deferral Plan (Exhibit 10-ff to SBC Communications Inc. Form 10-K for 2004)

10	.61*	SBC Communications Inc. 2005 Supplemental Employee Retirement Plan (Exhibit 10-jj to SBC Communications Inc. Form 10-K for 2004)

10	.62*	AT&T 2006 Incentive Plan (Exhibit 10.2 to AT&T Form 8-K dated January 26, 2006)

12		Statement of Computation of Ratios of Earnings to Fixed Charges

21		Subsidiaries of the Registrant

24		Powers of Attorney

31.1		Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	.1(1)	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32	.2(1)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

99	.1*	Restated Certificate of Incorporation of Cingular Wireless Corporation, dated October 2, 2000, as amended on October 23, 2000 and April 16, 2001 (Exhibit 99.4 to Registration Statement on Form S-4 filed January 24, 2002, Registration No. 333-81342)

CINGULAR WIRELESS LLC

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Exhibit
Number		Description

99	.1.1*	Certificate of Amendment of Restated Certificate of Incorporation of Cingular Wireless Corporation dated July 22, 2004 (Exhibit 99.1.1 to Annual Report on Form 10-K for the year ended December 31, 2005)
99	.1.2*	Certificate of Amendment of Restated Certificate of Incorporation of Cingular Wireless Corporation dated October 27, 2004 (Exhibit 99.1.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)

99	.2*	Amended and Restated Bylaws of Cingular Wireless Corporation, dated October 2, 2000, as amended on January 19, 2001 and November 28, 2001 (Exhibit 99.5 to Registration Statement on Form S-4 filed January 24, 2002, Registration No. 333-81342)

99	.2.1*	Amendment to Bylaws dated April 30, 2002 (Exhibit 99.6 to Amendment No. 1 to Registration Statement on Form S-4 filed May 31, 2002, Registration No. 333-81342)

(1)	This exhibit is hereby furnished to the SEC as an accompanying document and is not to be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.

CINGULAR WIRELESS LLC

PART IV

Item 15.	Exhibits and Financial Statement Schedules
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
While the below list of cautionary statements is not exhaustive, some factors, in addition to those contained in Item 1A. Risk Factors and elsewhere throughout this document, that could affect future operating results, financial position and cash flows and could cause actual results to differ materially from those expressed or implied in the forward-looking statements are:

•	the pervasive and intensifying competition in all markets where we operate;

•	failure to quickly realize capital and expense synergies from the acquisition of AT&T Wireless as a result of technical, logistical, regulatory and other factors;

•	delays or inability of vendors to deliver hardware, software, handsets, devices or network equipment, including failure to deliver such equipment free of claims, including patent claims, of other parties;

•	problems associated with the transition of our network to higher speed technologies;

•	slow growth of our data services due to a lack of popular applications, terminal equipment, advanced technology and other factors;

•	sluggish economic and employment conditions in the markets we serve;

•	the final outcome of FCC proceedings, including rulemakings and judicial review, if any, of such proceedings;

•	enactment of additional state and federal laws, regulations and requirements pertaining to our operations; and

•	the outcome of pending or threatened complaints and litigation.

CINGULAR WIRELESS LLC

PART IV
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cingular Wireless Llc

By:	Cingular Wireless Corporation,

as Manager

By:	/s/ Peter A. Ritcher

Peter A. Ritcher
Chief Financial Officer
(Principal Financial Officer)
Date: February 24, 2006

/s/ Stanley T. Sigman Stanley T. Sigman	President and Chief Executive Officer (Principal Executive Officer)

/s/ Peter A. Ritcher Peter A. Ritcher	Chief Financial Officer (Principal Financial Officer)

/s/ Gregory T. Hall Gregory T. Hall	Vice President and Controller (Principal Accounting Officer)

/s/ Richard A. Anderson Richard A. Anderson	Class B Director

/s/ Mark L. Feidler Mark L. Feidler	Class B Director

/s/ Richard G. Lindner Richard G. Lindner	Class B Director

/s/ W. Patrick Shannon W. Patrick Shannon	Class B Director

/s/ Randall L. Stephenson Randall L. Stephenson	Class B Director

/s/ Rayford Wilkins, Jr. Rayford Wilkins, Jr.	Chairman of the Board and Class B Director

*By: /s/ Peter A. Ritcher Peter A. Ritcher (Individually and As Attorney-In-Fact) February 24, 2006

Exhibit Index

Exhibit
Number	(Exhibits Physically Filed Herewith)

12	Statement of Computation of Ratios of Earnings to Fixed Charges

21	Subsidiaries of the Registrant

24	Powers of Attorney

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350