Form 10-Q
period 2006-03-31
CINGULAR WIRELESS LLC
filed 2006-05-03
CIK 1130452

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 001-31673
Cingular Wireless LLC
Formed under the laws of the State of Delaware
I.R.S. Employer Identification Number 74-2955068
5565 Glenridge Connector, Atlanta, Georgia 30342
Telephone Number: (404) 236-6000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filers” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 1.	Financial Statements (Unaudited)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months
	Ended
	March 31,

	2005	2006

Operating revenues:
Service revenues	$7,419	$8,005
Equipment sales	810	975

Total operating revenues	8,229	8,980

Operating expenses:
Cost of services (excluding depreciation, included below, of $1,080 and $1,145, respectively)	2,144	2,320
Cost of equipment sales	1,295	1,327
Selling, general and administrative	3,001	2,846
Depreciation and amortization	1,675	1,680

Total operating expenses	8,115	8,173

Operating income	114	807

Other income (expenses):
Interest expense	(338)	(297)
Minority interest in earnings of consolidated entities	(16)	(41)
Equity in net income of affiliates	2	—
Other, net	20	9

Total other income (expenses)	(332)	(329)

Income (loss) before provision for income taxes	(218)	478
Provision for income taxes	22	124

Net income (loss)	$(240)	$354

See accompanying notes.

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions) — (Continued)
Item 1.     Financial Statements (Unaudited)
CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2005	2006

	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$472	$218
Accounts receivable, net of allowance for doubtful accounts of $286 and $256	3,622	3,707
Inventories	536	668
Prepaid assets	320	495
Current deferred tax assets	767	980
Other current assets	332	345

Total current assets	6,049	6,413
Property, plant and equipment, net	21,745	21,817
Licenses, net	25,242	25,243
Goodwill	22,359	22,355
Customer relationship intangibles, net	2,998	2,641
Other intangible assets, net	174	166
Other assets	752	709

Total assets	$79,319	$79,344

LIABILITIES AND MEMBERS’ CAPITAL
Current liabilities:
Debt maturing within one year	$2,036	$2,193
Accounts payable	1,920	1,530
Due to affiliates, net	54	37
Advanced billing and customer deposits	946	998
Accrued liabilities	5,052	4,698

Total current liabilities	10,008	9,456
Long-term debt:
Debt due to members	6,717	6,717
Other long-term debt, net of premium	12,623	12,589

Total long-term debt	19,340	19,306
Deferred tax liabilities, net	3,086	3,404
Other noncurrent liabilities	1,364	1,272

Total liabilities	33,798	33,438
Commitments and contingencies
Minority interests in consolidated entities	543	574
Members’ capital:
Members’ capital	44,988	45,342
Accumulated other comprehensive loss, net of taxes	(10)	(10)

Total members’ capital	44,978	45,332

Total liabilities and members’ capital	$79,319	$79,344

See accompanying notes.

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions) — (Continued)
Item 1.     Financial Statements (Unaudited)
CONSOLIDATED STATEMENTS OF CASH FLOW

	Three Months
	Ended
	March 31,

	2005	2006

Operating activities
Net income (loss)	$(240)	$354
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,675	1,680
Provision for doubtful accounts	118	73
Minority interest in earnings of consolidated entities	16	41
Equity in net income of affiliates	(2)	—
Amortization of debt discount (premium), net	(60)	(52)
Deferred income taxes	14	104
Changes in operating assets and liabilities:
Accounts receivable	110	(157)
Inventories	205	(132)
Other current assets	28	(222)
Accounts payable and other current liabilities	(565)	(810)
Pensions and post-employment benefits	19	47
Other, net	1	5

Net cash provided by operating activities	1,319	931

Investing activities
Construction and capital expenditures	(971)	(1,441)
Receipts from (investments in) equity affiliates, net	(199)	6
Proceeds from dispositions of assets	2,949	103
Deposits for license purchase	(143)	—
Investment in qualified trust designated for future capital expenditures	(2,145)	—
Other	50	(3)

Net cash used in investing activities	(459)	(1,335)

Financing activities
Net (repayments) borrowings under revolving credit agreement	(993)	1,165
Repayment of long-term debt and capital lease obligations	(6)	(1,003)
Net distributions to minority interests	(4)	(12)

Net cash (used in) provided by financing activities	(1,003)	150

Net decrease in cash and cash equivalents	(143)	(254)
Cash and cash equivalents at beginning of period	352	472

Cash and cash equivalents at end of period	$209	$218

See accompanying notes.

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions) — (Continued)
Item 1.     Financial Statements (Unaudited)
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL &
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

Three Months Ended March 31, 2006:
Balance at December 31, 2005	$44,978
Net income	354

Balance at March 31, 2006	$45,332

Three Months Ended March 31, 2005:
Balance at December 31, 2004	$44,536
Net loss	(240)
Other, net	(2)

Balance at March 31, 2005	$44,294

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months
	Ended
	March 31,

Comprehensive Income:	2005	2006

Net income (loss)	$(240)	$354
Other comprehensive loss:
Foreign currency translation adjustment, net of taxes of ($3)	(4)	—

Total comprehensive income (loss)	$(244)	$354

See accompanying notes.

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 1.	Financial Statements (Unaudited)
CINGULAR WIRELESS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Basis of Presentation
Cingular Wireless LLC (the Company) is a Delaware limited liability company formed in 2000 by SBC Communications Inc. (SBC)* and BellSouth Corporation (BellSouth) as the operating company for their U.S. wireless joint venture. AT&T and BellSouth, through their wholly-owned subsidiaries, respectively, own approximate 60% and 40% economic interests in the Company. Cingular Wireless Corporation (the Manager), which is directed equally by AT&T and BellSouth, acts as the Company’s manager and controls the Company’s management and operations. The Company provides wireless voice and data communications services, including local, long-distance and roaming services using both cellular and personal communications services (PCS) frequencies licensed by the Federal Communications Commission (FCC), and equipment to customers in 46 states, including service to all 100 of the largest U.S. metropolitan areas. All of the Company’s operations, which primarily serve customers in the U.S., are conducted through subsidiaries or joint ventures. Through roaming arrangements with other carriers, the Company provides its customers service in regions where it does not have network coverage and is thus able to serve customers in virtually the entire U.S. and over 180 foreign countries.
In October 2004, the Company acquired AT&T Wireless Services, Inc. (AT&T Wireless) for aggregate consideration of approximately $41,000 in cash. AT&T Wireless, which has been renamed New Cingular Wireless Services, Inc., will continue to be referred to herein as AT&T Wireless and is now a direct wholly-owned subsidiary of the Company. The operations of AT&T Wireless are integrated with those of the Company, and the business is conducted under the “Cingular” brand name.
The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) that permit reduced disclosure for interim periods. Management believes the consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results for the interim periods shown. The results for the interim periods are not necessarily indicative of results for the full year. These interim financial statements should be read in conjunction with the consolidated financial statements of the Company and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Income Taxes
The Company is not a taxable entity for federal income tax purposes. Rather, federal taxable income or loss is included in the Company’s respective members’ federal income tax returns. However, the Company’s provision for income taxes includes federal and state income taxes for certain of its corporate

* On November 18, 2005, SBC acquired through merger AT&T Corp. and changed the name of the surviving entity to AT&T Inc. When used herein, “AT&T” will refer to the surviving entity and, prior to November 18, 2005, to SBC. AT&T Corp. will be referred to as “Old AT&T” prior to November 18, 2005. In March 2006, AT&T and BellSouth agreed to merge. The transaction has been approved by the Board of Directors of each company. It is subject to approval by the shareholders of each of AT&T and BellSouth, review by the U.S. Department of Justice (DOJ), approval by the Federal Communications Commission (FCC) and other regulatory authorities and satisfaction of other conditions.

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
The Company’s effective tax rate for the three months ended March 31, 2006 was 25.9%. This rate varies from the expected federal statutory rate of 35% primarily as a result of the exclusion from the Company’s income tax provision of operating results which are wholly allocated to its respective members’ federal income tax returns. The income tax provision for the three months ended March 31, 2006 also includes provisions for income taxes in certain state and local jurisdictions.
The Company incurred income tax expense in the quarter ended March 31, 2005 despite a pre-tax loss as a result of the exclusion from the Company’s income tax provision of operating losses which are wholly allocated to its respective members’ federal income tax returns. Income was generated at certain taxable subsidiaries during the first quarter of 2005. The income tax provision for the three months ended March 31, 2005 also includes income tax expense related to state income tax law changes and the establishment of valuation allowances.

2.	Intangible Assets
Summarized below are the carrying values for the major classes of intangible assets:

		(Audited)
		December 31, 2005		March 31, 2006

		Gross		Gross
		Carrying	Accumulated	Carrying	Accumulated
	Useful Lives	Amount	Amortization	Amount	Amortization

Intangible assets subject to amortization:
Customer relationship intangibles	5 years	$5,316	$(2,318)	$5,003	$(2,362)
Other intangibles	1-18 years	306	(134)	301	(137)

Total		$5,622	$(2,452)	$5,304	$(2,499)

Intangible assets not subject to amortization:
FCC (U.S.) licenses		$25,242	$—	$25,243	$—
Goodwill		$22,359	$—	$22,355	$—
The changes in the carrying value of goodwill for the quarter ended March 31, 2006, which totaled $6, are largely attributable to adjustments to purchase price allocation of AT&T Wireless assets and liabilities

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 1.	Financial Statements (Unaudited)
CINGULAR WIRELESS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table presents current and estimated amortization expense for each of the following periods:

Aggregate amortization expense:
For the three months ended March 31, 2006	$365

Estimated amortization expense:
For the remainder of 2006	$950
For the years ending December 31, 2007	955
2008	603
2009	237
2010 and thereafter	60

$2,805

For the three months ended March 31, 2005, amortization expense was $506.
In addition to the intangible assets noted above, the Company had $2 of intangible assets at December 31, 2005 and March 31, 2006 in connection with the recognition of an additional minimum liability for its bargained pension plan and/or other unqualified benefit plans as required by SFAS No. 87, Employers’ Accounting for Pensions, (SFAS 87).

3.	Salmon PCS LLC
In November 2000, the Company and Crowley Digital Wireless, LLC (Crowley Digital) entered into an agreement, pursuant to which Salmon PCS LLC (Salmon) was formed to bid as a “very small business” for certain 1900 MHz band PCS licenses auctioned by the FCC. The Company granted Crowley Digital the right to put its approximate 20% economic interest in Salmon to the Company at a cash price equal to Crowley Digital’s initial investment plus a specified rate of return. The Company’s maximum liability for the purchase of Crowley Digital’s interest in Salmon under this put right is $225. The fair values of this put obligation, estimated at $172 and $176 as of December 31, 2005 and March 31, 2006, respectively, are included in “Accrued liabilities” in the consolidated balance sheets for the respective periods. Crowley Digital has exercised its put right pursuant to which the Company expects to pay approximately $186 should the put close in October 2006, as the Company anticipates.

4.	Debt

Revolving Credit Agreement
Under a revolving credit agreement, AT&T and BellSouth provide the Company unsubordinated short-term financing on a pro rata basis at an interest rate of LIBOR plus 0.05% for the Company’s ordinary course operations based upon the Company’s budget and forecasted cash needs. The revolving credit agreement provides that in the event that the Company has available cash (as defined) on any business day, such amount shall first be applied to the repayment of the revolving loans, and any remaining excess shall then be applied to the repayment of the Subordinated Notes (member loans) from AT&T and BellSouth at month end if the Company does not then require a cash advance under the agreement. As of December 31, 2005 and March 31, 2006, the Company had an outstanding balance of $511 and $1,676, respectively, under the revolving credit agreement.

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 1.	Financial Statements (Unaudited)
CINGULAR WIRELESS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Debt Repayment
The Company repaid $1,000 of 7.35% AT&T Wireless Services, Inc. unsecured and unsubordinated Senior Notes on the maturity date, March 1, 2006.

5.	Related Party Transactions
These consolidated financial statements include charges from AT&T and BellSouth for certain expenses pursuant to various agreements.
In addition to the affiliate transactions described elsewhere in these consolidated financial statements, other significant transactions with the Company’s members are as follows:

	Three Months
	Ended
	March 31,

Type of Services(1)	2005	2006

Agent commissions and compensation	$20	$14
Interconnect and long distance	282	464
Telecommunications and other services	57	107

(1)	See Note 11 to the Company’s audited consolidated financial statements included in Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 for a further description of services.
The Company had receivables from affiliates of $156 and $160 and payables to affiliates of $210 and $197 at December 31, 2005 and March 31, 2006, respectively.

6.	Acquisition-Related and Integration Costs
The Company is executing plans to exit certain activities and dispose of certain assets of AT&T Wireless to fully integrate the acquired operations with those of the Company. These plans affect many areas of the combined company, including sales and marketing, network, information technology, customer care, supply chain and general and administrative functions. In connection therewith, the Company expects to continue to incur significant costs over the next several quarters associated with such integration activities. Plans affecting the Company’s integration of retail stores, administrative space and the network have been completed and approved by management, resulting in adjustments to the purchase price allocation for the acquired assets and assumed liabilities of AT&T Wireless and the need to shorten the useful lives of certain network and other property, plant and equipment.

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
CINGULAR WIRELESS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company also determined to decommission and replace certain vendor-specific Cingular network assets in three markets as part of its overall network integration efforts, resulting in a net increase of $257 in depreciation expense for 2005, including $35 for the three months ended March 31, 2005. The net increase for the three months ended March 31, 2006 was $15.

Network Integration Plan — Phase II
In October 2005, the Company approved the second and final phase of its network integration plan. This plan complemented the activities undertaken in June 2005 to eliminate redundant network facilities that arose upon the purchase of AT&T Wireless. In connection with the second phase of the network integration plan, the Company is integrating its GSM (Global System for Mobile Communication) networks, decommissioning redundant cell sites and core network elements and swapping vendor equipment in various markets to have like equipment in each operating market. The plan is anticipated to result in decommissioning approximately 7,600 cell sites, of which approximately 5,700 were acquired from AT&T Wireless. Certain legacy Cingular assets that will be decommissioned as a result of the second phase of the network integration plan were depreciated on an accelerated basis beginning in the fourth quarter of 2005. For the three months ended March 31, 2006, the related incremental depreciation associated with those legacy assets amounted to $75. The Company has currently executed approximately 50% of the activities associated with its network integration plans and expects to be substantially completed by December 31, 2006. During the first quarter of 2006, the Company recorded immaterial expenses related to revised integration estimates.

Retail Stores and Administrative Space Integration Plans
The Company also finalized plans to integrate the retail stores and administrative space requirements for the sales/distribution and corporate real estate functions in June 2005. Legacy Cingular assets affected by the integration plans are depreciated on an accelerated basis through their estimated remaining lives. The impact on depreciation expense is not material. As of March 31, 2006, these plans are substantially completed.

Exit Costs Recorded Under Integration Plans
In addition to the revaluation of assets, the Company incurred and recorded certain costs and accruals associated with the integration plans in accordance with the requirements of Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (EITF 95-3), Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146), and SFAS No. 112, Employers’ Accounting for Postemployment Benefits (SFAS 112).
The costs presented in the table below were recorded under EITF 95-3 to exit certain AT&T Wireless activities and resulted in adjustments to the purchase price allocation for assets acquired and liabilities assumed in the acquisition of AT&T Wireless. The majority of the costs recognized related to termination fees associated with leases, equipment removal costs, other contractual arrangements and employee termination benefits related to former AT&T Wireless employees.
Similar integration costs incurred related to legacy Cingular activities were recorded under SFAS 146 and SFAS 112 as “Cost of services” and “Selling, general and administrative” in the consolidated statements

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 1.	Financial Statements (Unaudited)
CINGULAR WIRELESS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of income. Under SFAS 146, expenses are recognized when those costs have been incurred, while expenses are recognized under SFAS 112 when such costs are probable and estimable. See the SFAS 146 table below for respective balances and activity.
In connection with the integration of AT&T Wireless, the Company identified approximately 2,400 legacy Cingular employees and 2,200 former AT&T Wireless employees to be terminated during 2005 and 2006 of which approximately 2,100 and 1,800 of these employees, respectively, left their positions as of March 31, 2006.
The following table displays the current period activity and balances recorded under EITF 95-3, which are reflected in “Accrued liabilities” in the consolidated balance sheets. Due to ongoing monitoring of the integration plan, the Company recorded additional accruals for extended lease notification periods and accrual reductions related to the ongoing contract termination progress. The impact of increases to the accrual and adjustments decreasing the accruals in the table below are reflected as expense in the current period Consolidated Statement of Operations and goodwill in the Consolidated Balance Sheet, respectively.

	December 31,				March 31,
EITF 95-3 Summary	2005	Accruals	Payments	Adjustments	2006

Lease terminations	$262	$21	$(8)	$(17)	$258
Severance	15	—	(4)	—	11
Equipment removal costs	185	—	(10)	—	175
Other	3	—	—	—	3

Total	$465	$21	$(22)	$(17)	$447

A summary of total expected costs to be incurred under SFAS 146 for the integration plans, and the amounts incurred through and for the three months ended March 31, 2006, is presented in the table below. The estimate of costs expected to be incurred and current period costs reflect a $7 reduction due to the impact of contract termination negotiations.

	Estimate of Expenses	Cumulative Expenses	Expenses	Cumulative Expenses
	Expected to be	Incurred through	Incurred	Incurred through
Summary of SFAS 146 Costs	Incurred	December 31, 2005	During 2006	March 31, 2006

Contract termination costs:
Lease terminations	$131	$36	$12	$48
Agent terminations	10	—	4	4
Other contract terminations	6	—	—	—
Equipment removal costs	126	15	3	18
Other	4	3	2	5

Total	$277	$54	$21	$75

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 1.	Financial Statements (Unaudited)
CINGULAR WIRELESS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table displays the SFAS 146 activity and balances of the restructuring liabilities associated with the integration plans which are reflected in “Accrued liabilities” on the consolidated balance sheet. Activity under SFAS 112 for the three months ended March 31, 2006 was immaterial.

SFAS 146

Balance at December 31, 2005	$37
Additions	21
Payments	(6)

Balance at March 31, 2006	$52

7.	Commitments and Contingencies

Commitments
The Company has unconditional purchase commitments for advertising and marketing, computer equipment and services, roaming, long distance services, network equipment and related maintenance and software development and related maintenance. These commitments totaled approximately $1,403 at March 31, 2006. Included in this amount are commitments aggregating $109 to AT&T, BellSouth and their affiliates for telecommunications and other services.
In connection with the termination of the Company’s GSMF network infrastructure joint venture with T-Mobile, the Company made a $1,200 commitment to purchase a minimum number of minutes from T-Mobile over a four-year transition period. This commitment became effective in January 2005, and approximately $409 of the purchase commitment remained outstanding as of March 31, 2006. The Company believes that the rates reflected in this purchase commitment are indicative of market rates based upon the volume of the commitment and the length of the transition period.
See Note 15 to the Company’s audited consolidated financial statements included in Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 for a further description of these commitments.

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
CINGULAR WIRELESS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Several class-action lawsuits have been filed against Old AT&T asserting claims under the federal securities laws. The complaints assert claims that Old AT&T made material misstatements concerning earnings and financial condition, while omitting other material information, allegedly to maximize proceeds from the offering of AT&T Wireless Group tracking stock in April 2000 and/or to avoid paying a cash guarantee in connection with its MediaOne acquisition. In April 2006, the plaintiffs and AT&T reached a tentative settlement of this case for $150. In connection with the split-off of AT&T Wireless from Old AT&T, the Separation Agreement between AT&T Wireless and Old AT&T provides for the allocation to AT&T Wireless of 70% of any liabilities arising out of these actions. Management’s estimation of the potential loss from this and other preacquisition liabilities from AT&T Wireless was previously recorded in the purchase price allocation to AT&T Wireless’ assets acquired and liabilities assumed. The settlement, if approved by the court, will not result in the accrual of any additional liabilities by the Company.
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
The following should be read in conjunction with the December 31, 2005 Cingular Wireless LLC audited consolidated financial statements and accompanying notes, related information and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2005.
Introduction
This management’s discussion and analysis of financial condition and results of operations is intended to provide investors with an understanding of our past performance, financial condition and prospects. The following will be addressed:

•	Overview of Business

•	Industry and Operating Trends

•	Selected Financial and Operating Data

•	Consolidated Results of Operations

•	Liquidity and Capital Resources

•	Critical Accounting Policies and Estimates

•	Related Party Transactions

Overview of Business
We earn revenues and generate cash primarily by offering a comprehensive variety of high-quality wireless voice and data communications services and products. Our services are available in a variety of postpaid pricing plans and prepaid service arrangements. Our voice and data offerings are tailored to meet the communications needs of targeted customer segments, including youth, family, active professionals, local and regional businesses and national corporate accounts.
At March 31, 2006, we served 55.8 million voice and data subscribers over our cellular and PCS networks and were the largest provider of wireless voice and data communications services in the U.S., based on both the number of wireless subscribers and revenues. We had access to FCC licenses to provide cellular or PCS wireless communications services covering 296 million POPs, or approximately 99% of the U.S. population, including all of the 100 largest U.S. metropolitan markets.

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

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Subscriber Penetration — The wireless telecommunications industry is continuing to grow. A high degree of competition exists among the current four national carriers, their affiliates and the smaller regional carriers. This competition and other factors will continue to put pressure on pricing, margins and subscriber churn as the carriers compete for customers. Future carrier revenue growth is highly dependent upon the number of net subscriber additions a carrier can achieve and the ARPU derived from its subscribers. For the three months ended March 31, 2006, net subscriber additions increased 22.8% on a year-over-year basis.

•	ARPU — The quarterly ARPU continued to decline slightly on a year-over-year basis as we were successful in attracting new customers by offering plans that;

•	add incremental revenue but at a lower rate than our primary plans, such as FAMILYTALK(R), prepaid plans and/or plans offered through reseller arrangements;

•	allow customers to carry over unused minutes to succeeding months (ROLLOVER(R) plans), which reduces overage revenues;

•	include no roaming or long distance charges; and

•	allow our customers to call each other for free.

These plans effectively position Cingular to compete for customers and add incremental revenue, though they may negatively affect ARPU. Our ARPU is also adversely affected by the general competitive environment and increasing wireless penetration, which puts pressure on the prices we can charge. In addition, we added a disproportionately higher percentage of lower-ARPU prepaid and reseller subscribers than postpaid subscribers during the fourth quarter of 2005 and first quarter of 2006. Therefore, ARPU will continue to be under pressure. These pressures are offset in part by incremental revenue drivers related to data products, such as ringtones and messaging.

•	Operating Income — Our operating results for the three months ended March 31, 2006 were significantly higher than the comparable period in 2005 as our operating expenses remained essentially flat while our revenues rose over 9%.

•	OIBDA — Our OIBDA margin continued to strengthen as our merger integration initiatives progressed and was higher in the three months ended March 31, 2006 than in the corresponding prior year period.

•	Reputation — We continue to strive to be the most highly regarded wireless company in the industry with a driving focus on best of class sales and service. We primarily use subscriber churn to evaluate our reputation within the wireless industry.
We expect cost of services to increase due to higher network system usage and higher costs as we integrate AT&T Wireless’ network and operations, as discussed below. Also, we will continue to incur redundant expenses related to operating multiple networks as our subscriber base transitions from our TDMA and analog networks to our GSM network. If we are successful in increasing the growth rate of gross subscriber additions, our subscriber acquisition costs will also increase because of sales commissions and handset subsidies. We also expect increased costs to maintain and support our growing subscriber base and for customer care initiatives to improve our level of service to our combined subscriber base and to retain existing subscribers. We expect to incur higher depreciation costs as a result of the enhancement of the network coverage in our footprint and installation of high-speed 3G UMTS/ HSDPA technology in our network infrastructure, together with the accelerated depreciation of our TDMA network.

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Integration of AT&T Wireless
We acquired AT&T Wireless in late 2004, and are in the process of disposing of certain of its acquired assets, including redundant and sub-optimal network facilities, sales locations, and administrative space, and integrating its assets and operations, including sales and marketing, network, information technology, customer care, supply chain and general and administrative functions. In connection therewith, we expect to continue to incur significant costs over the next several quarters associated with such dispositions and integration activities. We expect to substantially complete activities associated with our network integration plans by December 31, 2006. We have begun to realize cost savings and improvements in the operating performance of our combined operations. We expect these savings to partially offset integration costs as well as higher depreciation and amortization expense and contribute to higher operating margins during 2006.
For the three months ended March 31, 2006, our operating income was negatively impacted by $234 of integration costs, which were primarily reflected in our Consolidated Statements of Operations within “Depreciation and amortization” expenses and “Selling, general and administrative” expenses. Integration costs impacting “Depreciation and amortization” expenses primarily included accelerated depreciation of $170. Integration costs impacting “Selling, general and administrative” of $46 and “Cost of services” of $18 were primarily comprised of: sales and distribution related expenses, as we continued efforts to integrate our sales processes and rationalize our distribution channels; administrative real estate consolidation; and, network and systems integration costs. Lastly, for the three months ended March 31, 2006, our operating income was negatively impacted by approximately $359 of non-cash amortization expenses related to amortizable intangible assets that were recorded with the acquisition.
Selected Financial and Operating Data

	Three Months Ended
	March 31,

	2005	2006

Construction and capital expenditures	$971	$1,441
Licensed cellular/ PCS POPs (in millions) (end of period)(1)	293	296
Total cellular/ PCS subscribers (in millions) (end of period)(2)	50.4	55.8
Net additions, cellular/ PCS subscribers (in millions)	1.4	1.7
Cellular/ PCS subscriber churn(3)	2.2%	1.9%
Average cellular/ PCS revenue per user (ARPU)(4) (Actual dollars)	$49.60	$48.48
OIBDA(5)	$1,789	$2,487
OIBDA margin(6)	24.1%	31.1%

(1)	Licensed POPs refers to the number of people residing in areas where we have licenses to provide cellular or PCS service.

(2)	Cellular/ PCS subscribers include subscribers of other carriers served through reseller agreements.

(3)	Cellular/ PCS subscriber churn is calculated by dividing the aggregate number of cellular/ PCS subscribers who cancel service during each month in a period by the total number of cellular/ PCS subscribers at the beginning of each month in that period.

(4)	ARPU is defined as cellular/ PCS service revenues during the period divided by average number of cellular/ PCS subscribers during the period. For discussion of ARPU and a reconciliation to its most comparable measure under U.S. generally accepted accounting principles (GAAP), see “ARPU Discussion” below.

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(5)	OIBDA is defined as operating income before depreciation and amortization. For discussion of OIBDA, including reasons we believe its presentation is useful and a reconciliation to its most comparable measure under GAAP, see “OIBDA Discussion” below.

(6)	OIBDA margin is defined as OIBDA divided by service revenues.
OIBDA Discussion. OIBDA is defined as operating income before depreciation and amortization. OIBDA margin is calculated as OIBDA divided by services revenue. These are non-GAAP financial measures. They differ from operating income and operating margin, as calculated in accordance with GAAP, in that they exclude depreciation and amortization. They differ from net income, as calculated in accordance with GAAP, in that they exclude, as presented in our Consolidated Statements of Income: (i) depreciation and amortization, (ii) interest expense, (iii) minority interest in earnings of consolidated entities, (iv) equity in net income of affiliates, (v) other, net, and (vi) provision for income taxes. We believe these measures are relevant and useful information to our investors as they are an integral part of our internal management reporting and planning processes and are important metrics that our management uses to evaluate the operating performance of our consolidated operations. They are used by management as a measurement of our success in acquiring, retaining and servicing subscribers because we believe these measures reflect our ability to generate and grow subscriber revenues while providing a high level of customer service in a cost-effective manner. Management also uses these measures as a method of comparing our performance with that of many of our competitors. The components of OIBDA include the key revenue and expense items for which our operating managers are responsible and upon which we evaluate their performance. Lastly, we use this measure for planning purposes and in presentations to our board of directors, and we use multiples of this current or projected measure in our discounted cash flow models to determine the value of our licensing costs and our overall enterprise valuation.
OIBDA does not give effect to cash used for debt service requirements and thus does not reflect available funds for distributions, reinvestment or other discretionary uses. OIBDA excludes other, net, minority interest in earnings of consolidated entities and equity in net income of affiliates, as these do not reflect the operating results of our subscriber base and our national footprint that we utilize to obtain and service our customers. Equity in net income of affiliates represents our proportionate share of the net income of affiliates in which we exercise significant influence, but do not control. As we do not control these entities, our management excludes these results when evaluating the performance of our primary operations. OIBDA also excludes interest expense and the provision for income taxes. Excluding these items eliminates the expenses associated with our capitalization and tax structures. Finally, OIBDA excludes depreciation and amortization, in order to eliminate the impact of capital investments.
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
There are material limitations to using these non-GAAP financial measures. OIBDA and OIBDA margin, as we have defined them, may not be comparable to similarly titled measures reported by other companies. Furthermore, the fact that these performance measures do not take into account certain significant items, including depreciation and amortization, interest expense, tax expense and equity in net income of affiliates, that directly affect our net income. Management compensates for these limitations by carefully analyzing how our competitors present performance measures that are similar in nature to OIBDA as we

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
ARPU Discussion. ARPU is defined as cellular/ PCS service revenues during the period divided by average cellular/ PCS subscribers during the period. This metric is used to compare the recurring revenue amounts generated on our cellular/ PCS network to prior periods and internal targets. Our ARPU calculation excludes Mobitex data revenues from a business we sold in late 2004 and thereby makes our metric more comparable with other wireless carriers, which we believe makes it more useful to investors.

Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures.

	Three Months
	Ended March 31,

	2005	2006

Net income (loss)	$(240)	$354
Plus: Interest expense	338	297
Plus: Minority interest in earnings of consolidated entities	16	41
Plus: Equity in net income of affiliates	(2)	—
Plus: Other, net	(20)	(9)
Plus: Provision for income taxes	22	124

Operating income	114	807
Plus: Depreciation and amortization	1,675	1,680

OIBDA	$1,789	$2,487

Service revenues	$7,419	$8,005
Less: Mobitex data revenues	18	14

Service revenues used to calculate ARPU	$7,401	$7,991

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Consolidated Results of Operations

Three Months Ended March 31, 2005 Compared with the Three Months Ended March 31, 2006

Subscriber Base

	Three Months
	Ended March 31,		Change

	2005	2006	Fav(Unfav)%

	(In thousands)
Beginning of Period	49,132	54,144	5,012	10.2%
Net Additions (Losses)
Postpaid	1,063	900	(163)	-15.3%
Prepaid	(87)	147	234	NM
Reseller	391	632	241	61.6%

Total Net Additions	1,367	1,679	312	22.8%
Other Adjustments	(149)	(13)	136	-91.3%

End of Period	50,350	55,810	5,460	10.8%

Gross Additions
Postpaid	3,539	3,132	(407)	-11.5%
Prepaid	740	953	213	28.8%
Reseller	393	652	259	65.9%

Total Gross Additions	4,672	4,737	65	1.4%

NM — Not Meaningful
We had 55.8 million cellular/ PCS subscribers at March 31, 2006. We added approximately 1.7 million subscribers, net of disconnections, to our subscriber base during the three months ended March 31, 2006, up from 1.4 million additions in the corresponding prior year period, and our gross subscriber additions for the three months ended March 31, 2006 totaled over 4.7 million. The slight increase in total gross subscriber additions was primarily driven by new prepaid offerings launched in mid 2005 and strong reseller additions.
For the three months ended March 31, 2006, our monthly cellular/ PCS churn rate was 1.9%, down from 2.2% in the prior year. Postpaid churn for the three months ended March 31, 2006 was 1.6%, down from 1.9% in the corresponding prior year period. The decline in our churn was driven by a 7.5% reduction in disconnections, which we believe is attributed to better network quality and coverage, a more positive overall customer experience, more attractive rate plans, exclusive devices and free mobile-to-mobile calling to over 55.8 million Cingular subscribers.

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Historical Consolidated Data — For the three months ended March 31, 2005 and 2006.

	Three Months
	Ended March 31,		Change

	2005	2006	$	%

Operating revenues
Local service revenue — voice	$6,179	$6,518	$339	5.5%
Data revenue	570	873	303	53.2

Total local service revenue	6,749	7,391	642	9.5
Incollect roamer revenue	303	264	(39)	(12.9)
Long distance	114	126	12	10.5

Subscriber revenue	7,166	7,781	615	8.6
Outcollect revenue	164	171	7	4.3
Other revenue	89	53	(36)	(40.4)

Other service revenue	253	224	(29)	(11.5)

Service revenue	7,419	8,005	586	7.9
Equipment sales	810	975	165	20.4

Total operating revenues	8,229	8,980	751	9.1

Operating expenses
Cost of services (excluding depreciation)	2,144	2,320	176	8.2
Cost of equipment sales	1,295	1,327	32	2.5
Selling, general and administrative	3,001	2,846	(155)	(5.2)
Depreciation and amortization	1,675	1,680	5	0.3

Total operating expenses	8,115	8,173	58	0.7

Operating income	114	807	693	607.9

Other income (expenses):
Interest expense	(338)	(297)	41	(12.1)
Minority interest in earnings of consolidated entities	(16)	(41)	(25)	156.3
Equity in net income of affiliates	2	—	(2)	(100.0)
Other, net	20	9	(11)	(55.0)

Total other income (expenses)	(332)	(329)	3	(0.9)

Income (loss) before provision for income taxes	(218)	478	696	NM
Provision for income taxes	22	124	102	NM

Net income (loss)	$(240)	$354	$594	NM %

NM — Not Meaningful

Operating Revenues
Total operating revenues increased $751, or 9.1%, to $8,980 for three months ended March 31, 2006 when compared with the corresponding prior year period. The 9.1% growth resulted primarily from the increase

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
in subscribers during this and the previous three quarters. Equipment sales contributed $165 of the increase in total operating revenues when compared with the corresponding prior year period. The components of the change in service revenues are described as follows:
Service revenue. Service revenue increased $586, or 7.9%, for the three months ended March 31, 2006 over the corresponding prior year period. This increase was primarily due to the increases in local service voice and data revenues, partially offset by decreases to incollect roamer and other revenues. The local service-voice component of total service revenues includes recurring monthly access charges, airtime usage, including prepaid service, and charges for optional features and services, such as voice mail, mobile-to-mobile calling, roadside assistance, caller ID and handset insurance. Local service-voice revenues also include billings to our customers for the USF and other regulatory fees and taxes.
The key driver of the increase in local service-voice revenues for the three months ended March 31, 2006 was an increase of 10.5% in the average number of cellular/ PCS subscribers over the prior year period. The increase in local service voice revenues due to increased subscribers was partially offset by a 2.3% decline in our ARPU, which is primarily attributable to an increased percentage of reseller subscribers in our subscriber base versus the prior year, which generate lower revenues than our postpaid subscribers, as well as an increase in the number of our subscribers on plans allowing free mobile-to-mobile minutes. Data revenues, which increased by $303 over the corresponding prior year period, partially offset the decline in ARPU, driven by greater data service penetration and usage of SMS messaging and other data services by our cellular/ PCS subscribers.
Incollect roaming revenues decreased when compared with the amounts from the corresponding prior year period and continue to be unfavorably impacted by the bundling of “free” roaming minutes with all-inclusive regional and national rate plans.
Long distance revenues for the three months ended March 31, 2006 increased $12 from the corresponding prior year period due primarily to an increase in domestic long distance revenues.
Equipment Sales. These sales are comprised of product, accessory and upgrade revenues. Equipment sales increased $165, or 20.4%, to $975 for the three months ended March 31, 2006 compared to $810 for the corresponding prior year period. This increase is primarily driven by higher priced handsets, including exclusive devices, despite lower postpaid gross additions and upgrade volumes compared to the prior year.

Operating Expenses
Cost of services (exclusive of depreciation). Total cost of services, excluding depreciation, increased $176, or 8.2%, to $2,320 for the three months ended March 31, 2006, compared with $2,144 for the corresponding prior year period. The increase resulted from equal increases for the local systems cost and third-party network system cost components.
The local systems costs component of cost of services resulted primarily from gross increases in interconnection fees associated with a 22.8% growth in system minutes of use; higher facilities related costs resulting from an increase in cell sites; an increase in local network system costs of $40 primarily related to increased system usage and associated expansion costs, and including $15 in integration costs. These gross increases were offset by decreases of $21 for reseller services expenses and $37 from USF fees. The reseller services expense decrease resulted from a 43% decrease in minutes of use on the T-Mobile network, while a decreased contribution rate partially contributed to the USF decrease.
The third-party network system costs component of cost of services includes incollect roaming and long distance costs. The $88 increase resulted from increases of $48 and $40, respectively for incollect roaming

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
and long distance. Both increases were driven by higher minutes of use resulting from the increased number of average subscribers, partially offset by rate reductions from AT&T and BellSouth.
Cost of equipment sales. For the three months ended March 31, 2006, the $32 increase in cost of equipment sales resulted primarily from the net product cost increase of $27 from the corresponding prior year period. This $27 increase, net of freight, vendor credits and other product cost savings, resulted primarily from a 13.3% increase in the average cost per unit sold, driven by higher-end handsets, including exclusive devices, despite a lower volume of postpaid gross additions as compared to the prior year.
Selling, general and administrative expenses. Selling, general and administrative expenses (SG&A) for the three months ended March 31, 2006 decreased $155, or 5.2%, when compared with the corresponding prior year period. For the three months ended March 31, 2005 and 2006, SG&A included $102 and $46, respectively, of integration costs, primarily related to employee termination benefits for former Cingular employees, systems integration costs, sales distribution rationalization, and administrative real estate consolidation.
Selling expenses, which include sales, marketing, advertising and commission expenses, for the three months ended March 31, 2006 decreased $32, or 2.5%, when compared with the corresponding prior year period, primarily attributable to a $29 decrease in integration costs.
Costs for maintaining and supporting our subscriber base for the three months ended March 31, 2006 decreased $73, or 6.2%, when compared with the corresponding prior year period. Excluding integration costs, the decrease was $59, or 5.1%. This decrease was primarily due to a decrease in bad debt expense of $45, primarily resulting from improved collections, which resulted in lower net account write-offs, and from a decrease in customer service costs of $46 due to reduced outsourced professional services at certain call centers.
Other administrative costs for the three months ended March 31, 2006 decreased $50, or 8.9%, when compared with the corresponding prior year period. Excluding integration costs, the decrease was $37, or 7.3%, which primarily resulted from reduced headcount.
Depreciation and amortization. Depreciation and amortization expense for the three months ended March 31, 2006 was essentially flat with the prior year period. Increases of $146 in depreciation are largely attributable to increased network investment and shortening of the estimated useful lives of our legacy TDMA and acquired AT&T Wireless assets, substantially offset by reductions to depreciation expense associated with the revaluation of acquired AT&T Wireless assets pursuant to the network rationalization plans approved in 2005. Intangibles amortization expense for the three months ended March 31, 2006 totaled $365 representing a decrease of $141 when compared with the corresponding prior year period, primarily due to declining amortization of the customer relationship intangible assets recorded with the AT&T Wireless acquisition. The decrease also resulted from other intangible assets that became fully amortized in 2005.

Other Income (Expenses)
Interest Expense. For the three months ended March 31, 2006, interest expense totaled $297 and represented a decrease of $41 when compared with the corresponding prior year period. The decrease mainly resulted from the repayment of $2,911 of member loans during 2005.
Minority interest in earnings of consolidated entities. For the three months ended March 31, 2006, minority interest in earnings of consolidated entities totaled $41 and represented an increase of $25 over the corresponding prior year period. The increase primarily resulted from increased partnership net income in the three months ended March 31, 2006.

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Equity in net income of affiliates. For the three months ended March 31, 2006, equity in net income of affiliates decreased $2 over the corresponding prior year period due to an equity investment sale in 2005.
Other, net. For the three months ended March 31, 2006, other, net totaled $9 and represented a decrease of $11 when compared with the corresponding prior year period. The decrease resulted from higher interest income earned in the three months ended March 31, 2005, primarily attributable to cash proceeds received from the sale of certain network assets to T-Mobile in January 2005.

Provision for Income Taxes
Provision for income taxes. For the three months ended March 31, 2006, the provision for income taxes was $124, representing an increase of $102, as compared with the corresponding prior year period. The higher provision for income taxes resulted from higher taxable income versus the prior year period.
Liquidity and Capital Resources

Cash Flow Analysis

Cash Flows for the Three Months Ended March 31, 2005 Compared with the Three Months Ended March 31, 2006

	Three Months Ended
	March 31,		Change

	2005	2006	$	%

Net cash provided by operating activities	$1,319	$931	$(388)	-29.4%
Net cash used in investing activities	(459)	(1,335)	(876)	190.8%
Net cash (used in) provided by financing activities	(1,003)	150	1,153	NM

Net decrease in cash and cash equivalents	(143)	(254)	(111)	77.6%
Cash and cash equivalents at beginning of period	352	472	120	34.1%

Cash and cash equivalents at end of period	$209	$218	$9	4.3%

NM — Not Meaningful
Net cash provided by operating activities. For the three months ended March 31, 2006, cash provided by operating activities was $931, a decrease of $388 from the three months ended March 31, 2005. Although we experienced a $698 increase in operating income, excluding depreciation and amortization, this was offset by decreases of cash generated from working capital. This working capital decrease was primarily attributable to the following increases in uses of cash associated with accounts receivable ($267); inventories ($337); other current assets ($250); and accounts payable and other current liabilities ($245) when comparing activity in the three months ended March 31, 2006 versus the prior corresponding period.
Net cash used in investing activities. For the three months ended March 31, 2006, cash used in investing activities was $1,335, an increase of $876 from the corresponding prior year period. This increase was primarily the result of increased capital expenditures that exceeded the prior year period by $470. In addition, the three months ended March 31, 2005 included proceeds from certain one-time transactions that were not present in the three months ending March 31, 2006. These one-time transactions included $2,482 of proceeds from the sale of our California and Nevada network assets to T-Mobile in January 2005; $262 of proceeds from the sale of wireless properties, including those that we were required to divest; and $180 from the sale of spectrum to T-Mobile. These proceeds were primarily offset by the investment of the net proceeds of $2,145 from the sale of our network assets to T-Mobile as designated

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
funds for capital expenditures; the $200 payment we were required to make to GSMF prior to its dissolution; and $143 of deposits made for license acquisitions during the three months ended March 31, 2005.
Net cash (used in) provided by financing activities. For the three months ended March 31, 2006, cash provided by financing activities totaled $150 as compared with the use of $1,003 for the three months ended March 31, 2005. For the three months ended March 31, 2006, we made net draws of $1,165 under our revolving credit agreement. This increase in cash was offset by our $1,000 repayment of the 7.35% AT&T Wireless Services, Inc. unsecured and unsubordinated Senior Notes on the maturity date, March 1, 2006. For the three months ended March 31, 2005, the primary use of cash was the $993 of repayments to our members under our revolving credit agreement.

Sources of Liquidity
Under a revolving credit agreement, AT&T and BellSouth provide unsubordinated short-term financing on a pro rata basis at an interest rate of LIBOR plus 0.05% for our ordinary course operations based upon our budget and forecasted cash needs. The revolving credit agreement provides that in the event that we have available cash (as defined) on any business day, such amount shall first be applied to the repayment of the revolving loans, and any remaining excess then shall be applied to the repayment of the Subordinated Notes (member loans) from AT&T and BellSouth at month end if we do not then require a cash advance under the agreement. For the three months ended March 31, 2006, we made net draws of $1,165. In addition, at March 31, 2006, we had $1,676 outstanding under the revolving credit agreement.
As of March 31, 2006, we had cash and cash equivalents totaling $218. We expect to fund our remaining capital requirements for at least the next 12 months by using existing cash balances, cash generated from operations and, if necessary, draws under our revolving credit agreement with AT&T and BellSouth.

Cash Requirements
Our operating cash requirements during 2006 will be driven primarily by capital expenditures associated with our network enhancement and integration activities, interest payments and costs associated with acquiring and retaining new and existing subscribers. During 2006, we expect to make tax distributions to our members in amounts sufficient to permit members to pay the tax liabilities resulting from allocations of income tax items from us.
Network Upgrades, Integration and Expansion. The upgrade, integration and expansion of our GSM/GPRS/EDGE networks, the continued installation of UMTS/ HSDPA technology in a number of markets and the construction and upgrade of network facilities in California and Nevada following the sale of facilities to T-Mobile upon the termination of our GSMF network infrastructure joint venture will require substantial amounts of capital over the next several quarters. For the three months ended March 31, 2006, we spent $1,441 for network and non-network capital expenditures. We expect our capital expenditures in 2006 to be in the $7,000 to $7,500 range.
Spectrum Auction. The FCC has scheduled an auction of 90MHz of spectrum in the 1700 and 2100 MHz frequency bands to begin in June 2006. Our cash requirements may increase if we participate in the auction and are successful in our bidding.
Integration of AT&T Wireless. For the three months ended March 31, 2006, we incurred $64 of integration costs, which are included primarily in “Selling, general and administrative” expenses and “Cost of services” expenses in our consolidated income statements. We expect to continue to incur significant costs associated with integration activities.
Contractual Obligations. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations” in our Annual Report on Form 10-K for the year ended

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2005 and Note 7 within Item 1. Financial Statements of this Report for a description of our contractual obligations.
Debt Service. As of March 31, 2006, we had $19,833 of consolidated indebtedness and capitalized lease obligations, excluding unamortized premiums/discounts and interest rate swap fair value adjustments but including the acquired AT&T Wireless debt obligations. This debt includes: $2,000 in unsecured Senior Notes of Cingular Wireless LLC; $8,250 in unsecured Senior and Senior Subordinated Notes of AT&T Wireless; $6,717 in unsecured, subordinated member loans from AT&T and BellSouth; $1,156 in capital lease obligations (excluding executory costs and imputed interest); and $34 in other debt. As of March 31, 2006, we had $1,676 in outstanding borrowings under the revolving credit agreement. During the first quarter of 2006, we repaid $1,000 of 7.35% AT&T Wireless Services, Inc. unsecured and unsubordinated Senior Notes on the maturity date, March 1, 2006. Additional capital lease obligations for the three months ending March 31, 2006 were $11. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2005 for our debt service requirements.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reflected in the consolidated financial statements and accompanying notes. We base our estimates on historical experience, where applicable and other assumptions that we believe are reasonable under the circumstances. Actual results may differ from those estimates under different assumptions or conditions. There have not been any material changes in Critical Accounting Policies and Estimates from those reported in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2005.
Related Party Transactions
See Related Party Transactions in Note 5 to our consolidated financial statements included in Item 1, “Financial Statements”.
Off-Balance Sheet Arrangements
As of March 31, 2006, we had no material off-balance sheet arrangements.
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
At March 31, 2006, we had outstanding an aggregate of $6,717 in unsecured, subordinated member loans from AT&T and BellSouth with a fixed interest rate of 6.0% and a stated maturity of June 30, 2008. In addition, as of March 31, 2006, we had outstanding $10,250 of unsecured senior notes with fixed interest

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)
Item 3.  Quantitative and Qualitative Disclosures About Market Risk — (Continued)
rates ranging from 5.625% to 8.75% with maturity dates between 2006 and 2031. As of March 31, 2006, we had $250 of fixed-to-floating interest rate swaps related to our five-year unsecured senior notes. A change in interest rates of 100 basis points would change our interest expense as a result of the swaps as of March 31, 2006 by approximately $3 per annum. We also have capital leases outstanding of $1,156 with fixed interest rates ranging from 5.72% to 9.6%.
As of March 31, 2006, we had $1,694 of floating rate borrowings. These borrowings primarily include amounts outstanding under our revolving credit agreement with AT&T and BellSouth, which carry an interest rate of LIBOR plus 0.05%. A change in interest rates of 100 basis points would change our interest expense on floating rate debt balances as of March 31, 2006 by approximately $17 per annum.
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
As of March 31, 2006, management, including our President and Chief Executive Officer and Chief Financial Officer, completed its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President and Chief Executive Officer and our Chief Financial Officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives. We also have investments in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities are necessarily more limited than those we maintain with respect to our consolidated subsidiaries.
(b) During the evaluation referred to in Item 4 (a) above, we have identified no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

CINGULAR WIRELESS LLC

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
See Contingencies in Note 7 to our consolidated financial statements included in Item 1, Financial Statements of this Report for information on legal proceedings. Except as noted, there are no material changes in the status of our legal proceedings from those described in our Annual Report on Form 10-K for the year ended December 31, 2005.
Item 1A.  Risk Factors
See “Risk Factors” in Part I — Item 1A. in our Annual Report on Form 10-K for the year ended December 31, 2005 for information on risk factors. There are no material changes in the status of our risk factors from those described in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

CINGULAR WIRELESS LLC

PART II — OTHER INFORMATION
CAUTIONARY LANGUAGE CONCERNING FORWARD-LOOKING STATEMENTS
In addition to historical information, this document contains forward-looking statements regarding events, financial trends, critical accounting policies, contractual obligations and estimates that may affect our future operating results, financial position and cash flows. These statements are based on assumptions and estimates and are subject to risks and uncertainties.
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
While the below list of cautionary statements is not exhaustive, some factors, in addition to those contained throughout this document, that could affect future operating results, financial position and cash flows and could cause actual results to differ materially from those expressed or implied in the forward-looking statements are:

•	the pervasive and intensifying competition in all markets where we operate;

•	failure to quickly realize capital expense and operational synergies from the acquisition of AT&T Wireless as a result of mechanical, technical, logistical, regulatory and other factors;

•	delays or inability of vendors to deliver hardware, software, handsets or network equipment, including failure to deliver such equipment free of claims, including patent claims, of other parties;

•	problems associated with the transition of our network to higher speed technologies;

•	slow growth of our data services due to a lack of popular applications, terminal equipment, advanced technology and other factors;

•	sluggish economic and employment conditions in the markets we serve;

•	the final outcome of FCC proceedings, including rulemakings and judicial review, if any, of such proceedings;

•	enactment of additional state and federal laws, regulations and requirements pertaining to our operations; and

•	the outcome of pending or threatened complaints and litigation.

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
Date: May 3, 2006

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