Form 10-Q
period 2006-06-30
CINGULAR WIRELESS LLC
filed 2006-08-01
CIK 1130452

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 1.	Financial Statements (Unaudited)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2005	2006	2005	2006

Operating revenues:
Service revenues	$7,719	$8,295	$15,138	$16,300
Equipment sales	890	923	1,700	1,898

Total operating revenues	8,609	9,218	16,838	18,198

Operating expenses:
Cost of services (excluding depreciation, included below, of $1,079 and $1,089, and $2,159 and $2,234, respectively)	2,293	2,497	4,437	4,817
Cost of equipment sales	1,230	1,349	2,525	2,676
Selling, general and administrative	2,953	2,757	5,954	5,603
Depreciation and amortization	1,629	1,598	3,304	3,278

Total operating expenses	8,105	8,201	16,220	16,374

Operating income	504	1,017	618	1,824

Other income (expenses):
Interest expense	(326)	(298)	(664)	(595)
Minority interest in earnings of consolidated entities	(41)	(43)	(57)	(84)
Equity in net income of affiliates	1	—	3	—
Other, net	33	6	53	15

Total other income (expenses)	(333)	(335)	(665)	(664)

Income (loss) before provision for income taxes	171	682	(47)	1,160
Provision for income taxes	24	142	46	266

Net income (loss)	$147	$540	$(93)	$894

See accompanying notes.

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions) — (Continued)
Item 1.     Financial Statements (Unaudited)
CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2005	2006

	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$472	$189
Accounts receivable, net of allowance for doubtful accounts of $286 and $230	3,622	3,773
Inventories	536	499
Prepaid assets	320	467
Current deferred tax assets	767	1,072
Other current assets	332	339

Total current assets	6,049	6,339
Property, plant and equipment, net	21,745	22,138
Licenses, net	25,242	25,245
Goodwill	22,359	22,005
Customer relationship intangibles, net	2,998	2,309
Other intangible assets, net	174	159
Other assets	752	749

Total assets	$79,319	$78,944

LIABILITIES AND MEMBERS’ CAPITAL
Current liabilities:
Debt maturing within one year	$2,036	$2,995
Accounts payable	1,920	929
Due to affiliates, net	54	86
Advanced billing and customer deposits	946	992
Accrued liabilities	5,052	4,304

Total current liabilities	10,008	9,306
Long-term debt:
Debt due to members	6,717	6,717
Other long-term debt, net of premium	12,623	11,792

Total long-term debt	19,340	18,509
Deferred tax liabilities, net	3,086	3,267
Other noncurrent liabilities	1,364	1,395

Total liabilities	33,798	32,477
Commitments and contingencies
Minority interests in consolidated entities	543	595
Members’ capital:
Members’ capital	44,988	45,882
Accumulated other comprehensive loss, net of taxes	(10)	(10)

Total members’ capital	44,978	45,872

Total liabilities and members’ capital	$79,319	$78,944

See accompanying notes.

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions) — (Continued)
Item 1.     Financial Statements (Unaudited)
CONSOLIDATED STATEMENTS OF CASH FLOW

	Six Months
	Ended
	June 30,

	2005	2006

Operating activities
Net income (loss)	$(93)	$894
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,304	3,278
Provision for doubtful accounts	231	113
Loss on disposal of fixed assets	31	10
Minority interest in earnings of consolidated entities	57	84
Equity in net income of affiliates	(3)	—
Amortization of debt discount (premium), net	(120)	(97)
Deferred income taxes	(17)	218
Changes in operating assets and liabilities:
Accounts receivable	(237)	(260)
Inventories	159	37
Other current assets	112	(173)
Accounts payable and other current liabilities	501	(1,760)
Pensions and post-employment benefits	37	89
Other, net	12	52

Net cash provided by operating activities	3,974	2,485

Investing activities
Construction and capital expenditures	(3,159)	(3,023)
Receipts from (investments in) equity affiliates, net	(199)	6
Proceeds from dispositions of assets	3,140	103
Acquisitions of businesses and licenses, net of cash received	(5)	(3)
Deposits for license purchase	(143)	—
Investment in qualified trust designated for future capital expenditures	(1,488)	—
Other	50	—

Net cash used in investing activities	(1,804)	(2,917)

Financing activities
Net (repayments) borrowings under revolving credit agreement	(1,667)	1,192
Repayment of long-term debt and capital lease obligations	(263)	(1,009)
Repayment of long-term debt due to members	(301)	—
Net distributions to minority interests	(24)	(34)

Net cash (used in) provided by financing activities	(2,255)	149

Net decrease in cash and cash equivalents	(85)	(283)
Cash and cash equivalents at beginning of period	352	472

Cash and cash equivalents at end of period	$267	$189

See accompanying notes.

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions) — (Continued)
Item 1.     Financial Statements (Unaudited)
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL &
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

Six Months Ended June 30, 2006:
Balance at December 31, 2005	$44,978
Net income	894

Balance at June 30, 2006	$45,872

Six Months Ended June 30, 2005:
Balance at December 31, 2004	$44,536
Net loss	(93)
Contribution of properties	117
Other, net	2

Balance at June 30, 2005	$44,562

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

Comprehensive Income (Loss):	2005	2006	2005	2006

Net income (loss)	$147	$540	$(93)	$894
Other comprehensive income (loss):
Net foreign currency translation adjustment	4	—	—	—

Total comprehensive income (loss)	$151	$540	$(93)	$894

See accompanying notes.

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 1.	Financial Statements (Unaudited)
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
The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) that permit reduced disclosure for interim periods. Management believes the consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results for the interim periods shown. The results for the interim periods are not necessarily indicative of results for the full year. These interim financial statements should be read in conjunction with the consolidated financial statements of the Company and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

Income Taxes
The Company is not a taxable entity for federal income tax purposes. Rather, federal taxable income or loss is included in the Company’s respective members’ federal income tax returns. However, the Company’s provision for income taxes includes federal and state income taxes for certain of its corporate

* On November 18, 2005, SBC acquired AT&T Corp. and changed the name of the surviving entity to AT&T Inc. When used herein, “AT&T” will refer to the surviving entity and, prior to November 18, 2005, to SBC. AT&T Corp. refers to that entity prior to November 18, 2005. In March 2006, AT&T and BellSouth agreed to merge. The transaction has been approved by the Board of Directors and shareholders of each company. It is subject to review by the U.S. Department of Justice (DOJ), approval by the Federal Communications Commission (FCC) and other regulatory authorities and satisfaction of other conditions.

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
The Company’s effective tax rate for the three and six months ended June 30, 2006 was 20.88% and 22.97%, respectively. This rate varies from the expected federal statutory rate of 35% primarily as a result of the exclusion from the Company’s income tax provision of operating results which are wholly allocated to its respective members’ federal income tax returns. The income tax provision for the three and six months ended June 30, 2006 also includes provisions for income taxes in certain state and local jurisdictions.
The Company incurred income tax expense in the six months ended June 30, 2005 despite a pre-tax loss as a result of the exclusion from the Company’s income tax provision of operating losses which were wholly allocated to its respective members’ federal income tax returns. Income was generated at certain taxable subsidiaries during the six months ended June 30, 2005. The income tax provision for the three and six months ended June 30, 2005, respectively, also includes income tax expense related to state income tax law changes and the release of valuation allowances.

New Accounting Standards
In June 2006, the FASB ratified the consensus on Emerging Issues Task Force (EITF) Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement. (EITF 06-03). The scope of EITF 06-03 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, Universal Service Fund (USF) contributions and some excise taxes. The Task Force affirmed its conclusion that entities should present these taxes in the income statement on either a gross or a net basis, based on their accounting policy, which should be disclosed pursuant to APB Opinion No. 22, Disclosure of Accounting Policies. If such taxes are significant, and are presented on a gross basis, the amounts of those taxes should be disclosed. The consensus on EITF 06-03 will be effective for interim and annual reporting periods beginning after December 15, 2006. The Company currently records gross receipts taxes, USF contributions and miscellaneous other taxes and regulatory cost recovery fees on a gross basis in its consolidated statements of operations. Should the Company conclude that such amounts are more appropriately presented on a net basis, it would have a material impact on total operating revenues and expenses, although operating income and net income would not be affected.
In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, (FIN 48). FIN 48 clarifies the accounting for uncertainty in

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 1.	Financial Statements (Unaudited)
CINGULAR WIRELESS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the application of FIN 48 will have on its consolidated results of operations and financial condition

2.	Intangible Assets
Summarized below are the carrying values for the major classes of intangible assets:

		(Audited)
		December 31, 2005		June 30, 2006

		Gross		Gross
		Carrying	Accumulated	Carrying	Accumulated
	Useful Lives	Amount	Amortization	Amount	Amortization

Intangible assets subject to amortization:
Customer relationship intangibles	5 years	$5,316	$(2,318)	$4,974	$(2,665)
Other intangibles	1-18 years	306	(134)	301	(144)

Total		$5,622	$(2,452)	$5,275	$(2,809)

Intangible assets not subject to amortization:
FCC (U.S.) licenses		$25,242	$—	$25,245	$—
Goodwill		$22,359	$—	$22,005	$—
The $354 change in the carrying value of goodwill for the six months ended June 30, 2006 is primarily attributable to deferred income tax adjustments with respect to the AT&T Wireless transaction.
The following table presents current and estimated amortization expense for each of the following periods:

Aggregate amortization expense:
For the six months ended June 30, 2006	$704

Estimated amortization expense:
For the remainder of 2006	$611
For the years ending December 31,
2007	955
2008	603
2009	237
2010 and thereafter	60

$2,466

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 1.	Financial Statements (Unaudited)
CINGULAR WIRELESS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the six months ended June 30, 2005, amortization expense was $965.
In addition to the intangible assets noted above, the Company had $2 of intangible assets at December 31, 2005 and June 30, 2006 in connection with the recognition of an additional minimum liability for its bargained pension plan and/or other unqualified benefit plans as required by Statement of Financial Accounting Standards (SFAS) No. 87, Employers’ Accounting for Pensions.

3.	Salmon PCS LLC
In November 2000, the Company and Crowley Digital Wireless, LLC (Crowley Digital) entered into an agreement, pursuant to which Salmon PCS LLC (Salmon) was formed to bid as a “very small business” for certain 1900 megahertz (MHz) band PCS licenses auctioned by the FCC. The Company granted Crowley Digital the right to put its approximate 20% economic interest in Salmon to the Company at a cash price equal to Crowley Digital’s initial investment plus a specified rate of return. The Company’s maximum liability for the purchase of Crowley Digital’s interest in Salmon under this put right is $225. The fair values of this put obligation, estimated at $172 and $181 as of December 31, 2005 and June 30, 2006, respectively, are included in “Accrued liabilities” in the consolidated balance sheets for the respective periods. Crowley Digital has exercised its put right pursuant to which the Company expects to pay approximately $186 should the put be approved by the FCC and close in October 2006, as the Company anticipates.

4.	Termination of GSMF Network Infrastructure Joint Venture
In May 2004, the Company and T-Mobile entered into a comprehensive agreement to dissolve the GSM Facilities, LLC (GSMF) joint venture, sell to T-Mobile certain spectrum licenses and other assets and exchange certain other spectrum licenses.
Pursuant to the agreement, the joint venture was dissolved in January 2005 and the Company sold its ownership of the California/ Nevada Major Trading Area network assets to T-Mobile for approximately $2,500. The Company retained the right to utilize the California/ Nevada and New York T-Mobile networks during a four-year transition period and has committed to purchase a minimum number of minutes over this term with a purchase commitment value of $1,200 (see Note 8). Additionally, in January 2005, the Company sold 10 MHz of spectrum to T-Mobile in each of the San Francisco, Sacramento and Las Vegas Basic Trading Areas for $180 as part of the agreement.
In connection with the dissolution, the Company and T-Mobile are contractually required to exchange certain spectrum licenses. The Company expects the spectrum licenses to be exchanged on January 1, 2007. Upon the completion of the spectrum exchange, the Company expects to recognize a significant gain in connection with the consummation of these transactions, based upon the fair market value of the assets exchanged, net of $88 in deferred losses which are reflected in “Other Assets” on the consolidated balance sheets and related to components of the transaction that have closed.

5.	Debt

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
CINGULAR WIRELESS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
course operations. The revolving credit agreement provides that in the event that the Company has available cash (as defined) on any business day, such amount shall first be applied to the repayment of the revolving loans, and any remaining excess shall then be applied to the repayment of the Subordinated Notes (member loans) from AT&T and BellSouth at month end if the Company does not then require a cash advance under the agreement. As of December 31, 2005 and June 30, 2006, the Company had an outstanding balance of $511 and $1,703, respectively, under the revolving credit agreement.

Debt Repayment
The Company repaid $1,000 of 7.35% AT&T Wireless Services, Inc. unsecured and unsubordinated Senior Notes when they matured on March 1, 2006.

6.	Related Party Transactions
These consolidated financial statements include charges from AT&T and BellSouth for certain expenses pursuant to various agreements.
In addition to the affiliate transactions described elsewhere in these consolidated financial statements, other significant transactions with the Company’s members are as follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

Type of Services(1)	2005	2006	2005	2006

Agent commissions and compensation	$16	$15	$36	$29
Interconnect and long distance	310	464	592	928
Telecommunications and other services	57	88	115	195

(1)	See Note 11 to the Company’s audited consolidated financial statements included in Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 for a further description of services.
The Company had receivables from affiliates of $156 and $175 and payables to affiliates of $210 and $261 at December 31, 2005 and June 30, 2006, respectively.

7.	Acquisition-Related and Integration Costs
In 2005, management of the Company approved plans affecting the integration of retail stores, administrative space and network acquired in the merger with AT&T Wireless in October 2004 with those of legacy Cingular. These plans resulted in adjustments in 2005 to the original purchase price allocation for the acquired assets and assumed liabilities of AT&T Wireless and the need to shorten the useful lives of certain network and other property, plant and equipment.
The incremental depreciation expense related to the shortened useful lives was $105 and $140 for the three and six months ended June 30, 2005, respectively, and $43 and $133 for the three and six months ended June 30, 2006.

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 1.	Financial Statements (Unaudited)
CINGULAR WIRELESS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table displays the current period activity and balances recorded under EITF 95-3, which are reflected in “Accrued liabilities” in the consolidated balance sheets. Due to ongoing monitoring of the integration plan, in the current period, the Company recorded additional accruals for extended lease notification periods and accrual reductions related to the ongoing contract termination progress. In the table below, increases to the accrual are reflected as expense in the current period consolidated statements of operations, of which $21 and $1 relate to the first and second quarters of 2006, respectively. Accrual decreases of $17 and $7 were recorded in the first and second quarters of 2006, respectively, and are reflected as reductions to goodwill in the consolidated balance sheets.

	December 31,				June 30,
EITF 95-3 Summary	2005	Accruals	Payments	Adjustments	2006

Lease terminations	$262	$22	$(26)	$(24)	$234
Severance	15	—	(6)	—	9
Equipment removal costs	185	—	(30)	—	155
Other	3	—	—	—	3

Total	$465	$22	$(62)	$(24)	$401

A summary of total expected costs to be incurred under SFAS 146 for the integration plans, and the amounts incurred through and for the six months ended June 30, 2006, are presented in the table below.

	Estimate of Expenses	Cumulative Expenses	Expenses	Cumulative Expenses
	Expected to be	Incurred through	Incurred	Incurred through
Summary of SFAS 146 Costs	Incurred	December 31, 2005	During 2006	June 30, 2006

Contract termination costs:
Lease terminations	$125	$36	$34	$70
Agent terminations	10	—	4	4
Other contract terminations	6	—	—	—
Equipment removal costs	126	15	8	23
Other	6	3	3	6

Total	$273	$54	$49	$103

The following table displays the SFAS 146 activity and balances of the restructuring liabilities associated with the integration plans which are reflected in “Accrued liabilities” on the consolidated balance sheets. Activity under SFAS 112 for the six months ended June 30, 2006 was immaterial.

Balance at December 31, 2005	$37
Additions	49
Payments	(20)

Balance at June 30, 2006	$66

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 1.	Financial Statements (Unaudited)
CINGULAR WIRELESS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Commitments and Contingencies

Commitments
The Company has unconditional purchase commitments for advertising and marketing, computer equipment and services, roaming, long distance services, network equipment and related maintenance and software development and related maintenance. These commitments totaled approximately $1,272 at June 30, 2006. Included in this amount are commitments aggregating $121 to AT&T, BellSouth and their affiliates for telecommunications and other services.
In connection with the termination of the Company’s GSMF network infrastructure joint venture with T-Mobile, the Company made a $1,200 commitment to purchase a minimum number of minutes from T-Mobile over a four-year transition period. This commitment became effective in January 2005, and approximately $310 of the purchase commitment remained outstanding as of June 30, 2006. The Company believes that the rates reflected in this purchase commitment are indicative of market rates based upon the volume of the commitment and the length of the transition period.
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
The following should be read in conjunction with the December 31, 2005 Cingular Wireless LLC audited consolidated financial statements and accompanying notes, related information and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2005 and the unaudited consolidated financial statements and accompanying notes, related information and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Quarterly Report on Form 10-Q for the three months ended March 31, 2006.
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
At June 30, 2006, we served 57.3 million voice and data subscribers over our cellular and PCS networks and were the largest provider of wireless voice and data communications services in the U.S., based on the number of wireless subscribers. We had access to FCC licenses to provide cellular or PCS wireless communications services covering 296 million POPs, or approximately 99% of the U.S. population, including all of the 100 largest U.S. metropolitan markets.
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

•	Subscriber Penetration — The wireless telecommunications industry is continuing to grow. A high degree of competition exists among the current four national carriers, their affiliates and the smaller regional carriers. This competition and other factors will continue to put pressure on pricing, margins and subscriber churn as the carriers compete for customers. Future carrier revenue growth is highly dependent upon the number of net subscriber additions a carrier can achieve and the revenue derived from its subscribers. For the three and six months ended June 30, 2006, net subscriber additions increased 57.4% and 37.0%, respectively, on a year-over-year basis. These increases have driven our overall market penetration to approximately 20% as of June 30, 2006, an increase of approximately 200 basis points from June 30, 2005.

•	ARPU — Quarterly ARPU continued to decline on a year-over-year basis as a result of several factors. Primary among them is the addition of a disproportionately higher percentage of lower-ARPU prepaid and reseller subscribers than postpaid subscribers over the past three quarters. Reseller subscribers have increased approximately 2.3 million over the prior year comparable period and comprise 9.7% of our

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

subscriber base as of June 30, 2006, compared to 6.4% at June 30, 2005. Other contributing factors include competitive plan offerings that:

•	add incremental revenue but at a lower rate than our primary plans, through such offerings as FAMILYTALK(R), prepaid plans and/or plans offered through reseller arrangements;

•	allow customers to carry over unused minutes to succeeding months (ROLLOVER® plans), which reduces overage revenues;

•	include no roaming or long distance charges; and

•	allow our customers to call each other for free.

These plans effectively position Cingular to compete for customers and add incremental revenue, though they may negatively affect ARPU. Additionally, our ARPU is adversely affected by the general competitive environment and increasing wireless penetration, which puts pressure on the prices we can charge.

These pressures on ARPU have been offset in part by incremental revenue drivers related to data products, such as ringtones and messaging, which have accelerated as we have expanded our 3G network. We expect these dynamics to continue for the foreseeable future.

•	Operating Income — Our operating results for the three and six months ended June 30, 2006 were significantly higher than the respective comparable periods in 2005 as our operating expenses remained essentially flat while our revenues rose over 7.1% and 8.1%, respectively, on a year-over-year basis. Lower selling, general and administrative expenses and depreciation and amortization were offset by increases in cost of service and cost of equipment sales. We expect cost of services to increase due to higher network system usage and continued integration of AT&T Wireless’ network and operations, as discussed below. We will continue to incur redundant expenses related to operating multiple networks as our subscriber base transitions from our Time Division Multiple Access (TDMA) and analog networks to our Global System for Mobile Communications (GSM) network. If we are successful in increasing the rate of gross subscriber additions, our subscriber acquisition costs will also increase because of sales commissions and handset subsidies. We also expect increased costs to maintain and support our growing subscriber base and for customer care initiatives to improve our level of service to our subscriber base and to retain existing subscribers. We expect to incur higher depreciation costs as a result of the enhancement of the network coverage in our footprint and installation of high-speed 3G UMTS/ HSDPA technology in our network infrastructure, together with the accelerated depreciation of our TDMA network.

•	OIBDA — Our OIBDA margin continued to strengthen as our integration initiatives progress and was higher in the three and six months ended June 30, 2006 than in the respective corresponding prior year periods by 390 basis points and 540 basis points, respectively. For more information on the calculation of OIBDA and OIBDA margins, see “OIBDA Discussion” below.

•	Reputation — We continue to strive to be the most highly regarded wireless company in the industry with a driving focus on best of class sales and service. We primarily use subscriber churn to evaluate our reputation within the wireless industry. Over the past seven calendar quarters since we acquired AT&T Wireless, our overall customer churn has declined from 2.8% to 1.7%, as customers have positively responded to improved network quality, new products and services, more attractive service plans and initiatives to customer care intended to improve the total customer experience. While we anticipate continued improvements to our network and customer care and more compelling customer offerings, we expect higher disconnects from our analog and TDMA service as a result of new pricing increases and

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

other initiatives designed to recover the costs of operating these services for a diminishing customer base and encourage migration of these customers to our GSM network, as we plan to discontinue analog and TDMA services in 2008.

Integration of AT&T Wireless
We acquired AT&T Wireless in October 2004 and are continuing the process of integrating its assets and operations, primarily the network, retail stores and information technology functions. In connection therewith, we expect to continue to incur significant costs through the end of 2006 associated with such integration activities. We expect to substantially complete activities associated with our network integration plans by December 31, 2006. We continue to realize cost savings and improvements in the operating performance of our combined operations. We expect these savings to increasingly offset integration costs and contribute to higher operating margins during the second half of 2006.
For the three and six months ended June 30, 2006, our operating income was negatively impacted by $163 and $397, respectively, of integration costs, which were primarily reflected in our consolidated statements of operations within “Depreciation and amortization” expenses, “Cost of services” and “Selling, general and administrative” expenses. Integration costs impacting “Depreciation and amortization” expenses primarily included accelerated depreciation of $77 and $247 for the three and six months ended June 30, 2006, respectively. In addition, for the three and six months ended June 30, 2006, integration costs impacting “Cost of services” of $67 and $85, respectively, and “Selling, general and administrative” of $19 and $65 respectively, were primarily comprised of network system costs and IT development. Lastly, for the three and six months ended June 30, 2006, our operating income was negatively impacted by approximately $336 and $695, respectively, of non-cash amortization expenses related to amortizable intangible assets that were recorded with the acquisition.
Selected Financial and Operating Data

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2006	2005	2006

Construction and capital expenditures	$2,188	$1,582	$3,159	$3,023
Licensed cellular/ PCS POPs (in millions) (end of period)(1)	294	296	294	296
Total cellular/ PCS subscribers (in millions) (end of period)(2)	51.4	57.3	51.4	57.3
Net additions, cellular/ PCS subscribers (in millions)	1.0	1.5	2.3	3.2
Cellular/ PCS subscriber churn(3)	2.2%	1.7%	2.2%	1.8%
Average cellular/ PCS revenue per user (ARPU)(4) (Actual dollars)	$50.51	$48.84	$50.06	$48.66
OIBDA(5)	$2,133	$2,615	$3,922	$5,102
OIBDA margin(6)	27.6%	31.5%	25.9%	31.3%

(1)	Licensed POPs refers to the number of people residing in areas where we have licenses to provide cellular or PCS service.

(2)	Cellular/ PCS subscribers include subscribers of other carriers served through reseller agreements.

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(3)	Cellular/ PCS subscriber churn is calculated by dividing the aggregate number of cellular/ PCS subscribers who cancel service during each month in a period by the total number of cellular/ PCS subscribers at the beginning of each month in that period.

(4)	ARPU is defined as cellular/ PCS service revenues during the period divided by average number of cellular/ PCS subscribers during the period. For discussion of ARPU and a reconciliation to its most comparable measure under U.S. generally accepted accounting principles (GAAP), see “ARPU Discussion” below.

(5)	OIBDA is defined as operating income before depreciation and amortization. For discussion of OIBDA, including reasons we believe its presentation is useful and a reconciliation to its most comparable measure under GAAP, see “OIBDA Discussion” below.

(6)	OIBDA margin is defined as OIBDA divided by service revenues.
OIBDA Discussion. OIBDA is defined as operating income before depreciation and amortization. OIBDA margin is calculated as OIBDA divided by service revenues. These are non-GAAP financial measures. They differ from operating income and operating margin, as calculated in accordance with GAAP, in that they exclude depreciation and amortization. They differ from net income, as calculated in accordance with GAAP, in that they exclude, as presented in our consolidated statements of operations: (i) depreciation and amortization, (ii) interest expense, (iii) minority interest in earnings of consolidated entities, (iv) equity in net income of affiliates, (v) other, net, and (vi) provision for income taxes. We believe these measures are relevant and useful information to our investors as they are an integral part of our internal management reporting and planning processes and are important metrics that our management uses to evaluate the operating performance of our consolidated operations. They are used by management as a measurement of our success in acquiring, retaining and servicing subscribers because we believe these measures reflect our ability to generate and grow subscriber revenues while providing a high level of customer service in a cost-effective manner. Management also uses these measures as a method of comparing our performance with that of many of our competitors. The components of OIBDA include the key revenue and expense items for which our operating managers are responsible and upon which we evaluate their performance. Lastly, we use this measure for planning purposes and in presentations to our board of directors, and we use multiples of this current or projected measure in our discounted cash flow models to determine the value of our licensing costs and our overall enterprise valuation.
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
There are material limitations to using these non-GAAP financial measures. OIBDA and OIBDA margin, as we have defined them, may not be comparable to similarly titled measures reported by other companies. Furthermore, these performance measures do not take into account certain significant items, including depreciation and amortization, interest expense, tax expense and equity in net income of affiliates, that directly affect our net income. Management compensates for these limitations by carefully analyzing how our competitors present performance measures that are similar in nature to OIBDA as we present it, and considering the economic effect of the excluded expense items independently as well as in connection with its analysis of net income as calculated in accordance with GAAP. OIBDA and OIBDA margin should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with GAAP.
ARPU Discussion. ARPU is defined as cellular/ PCS service revenues during the period divided by average cellular/ PCS subscribers during the period. This metric is used to compare the recurring revenue amounts generated on our cellular/ PCS network to prior periods and internal targets. Our ARPU calculation excludes data revenues from customers retained in the sale of our Mobitex business in late 2004 and thereby makes our metric more comparable with other wireless carriers, which we believe makes it more useful to investors.

Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2005	2006	2005	2006

Net income (loss)	$147	$540	$(93)	$894
Plus: Interest expense	326	298	664	595
Plus: Minority interest in earnings of consolidated entities	41	43	57	84
Plus: Equity in net income of affiliates	(1)	—	(3)	—
Plus: Other, net	(33)	(6)	(53)	(15)
Plus: Provision for income taxes	24	142	46	266

Operating income	504	1,017	618	1,824
Plus: Depreciation and amortization	1,629	1,598	3,304	3,278

OIBDA	$2,133	$2,615	$3,922	$5,102

Service revenues	$7,719	$8,295	$15,138	$16,300
Less: Mobitex data revenues	20	11	38	25

Service revenues used to calculate ARPU	$7,699	$8,284	$15,100	$16,275

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Consolidated Results of Operations

Three and Six Months Ended June 30, 2005 Compared with the Three and Six Months Ended June 30, 2006

Subscriber Base

	Three Months				Six Months
	Ended June 30,		Change		Ended June 30,		Change

	2005	2006	Fav(Unfav)%		2005	2006	Fav(Unfav)%

	(In thousands)				(In thousands)
Beginning of Period	50,350	55,810	5,460	10.8%	49,132	54,144	5,012	10.2%
Net Additions (Losses)
Postpaid	953	1,041	88	9.2%	2,016	1,941	(75)	(3.7)%
Prepaid	(205)	77	282	NM	(292)	224	516	NM
Reseller	204	380	176	86.3%	595	1,012	417	70.1%

Total Net Additions	952	1,498	546	57.4%	2,319	3,177	858	37.0%
Other Adjustments	140	—	(140)	(100.0)%	(9)	(13)	(4)	44.4%

End of Period	51,442	57,308	5,866	11.4%	51,442	57,308	5,866	11.4%

Gross Additions
Postpaid	3,364	3,116	(248)	(7.4)%	6,903	6,248	(655)	(9.5)%
Prepaid	646	869	223	34.5%	1,386	1,822	436	31.5%
Reseller	282	429	147	52.1%	675	1,081	406	60.1%

Total Gross Additions	4,292	4,414	122	2.8%	8,964	9,151	187	2.1%

NM — Not Meaningful
We had 57.3 million cellular/ PCS subscribers at June 30, 2006. We added approximately 1.5 million and 3.2 million subscribers, net of disconnections, to our subscriber base during the three and six months ended June 30, 2006, respectively, up from 1.0 million and 2.3 million additions in the respective corresponding prior year periods. Gross subscriber additions for the three and six months ended June 30, 2006 totaled approximately 4.4 million and 9.2 million, respectively. The slight increase in total gross subscriber additions was primarily driven by new prepaid offerings launched in the second half of 2005 and strong reseller additions, partially offset by decreased postpaid additions due to planned distribution rationalization such as the reduction of retail stores and agents.
For the three and six months ended June 30, 2006, our monthly cellular/ PCS churn rate was 1.7% and 1.8%, respectively, down from 2.2% in both corresponding prior year periods. Postpaid churn for both the three and six months ended June 30, 2006 was 1.5%, down from 1.8% and 1.9% in the corresponding prior year periods. The decline in our cellular/ PCS churn was driven by a 12.7% and 10.1% reduction in disconnections for the three and six month periods, which we believe is attributed primarily to better network quality and coverage.

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Historical Consolidated Data — For the three and six months ended June 30, 2005 and 2006

	Three Months				Six Months
	Ended June 30,		Change		Ended June 30,		Change

	2005	2006	$	%	2005	2006	$	%

Operating revenues
Local service revenue — voice	$6,317	$6,612	$295	4.7%	$12,496	$13,130	$634	5.1%
Data revenue	654	989	335	51.2	1,224	1,862	638	52.1

Total local service revenue	6,971	7,601	630	9.0	13,720	14,992	1,272	9.3
Incollect roamer revenue	386	319	(67)	(17.4)	689	583	(106)	(15.4)
Long distance	113	136	23	20.4	227	262	35	15.4

Subscriber revenue	7,470	8,056	586	7.8	14,636	15,837	1,201	8.2
Outcollect revenue	181	178	(3)	(1.7)	345	349	4	1.2
Other revenue	68	61	(7)	(10.3)	157	114	(43)	(27.4)

Other service revenue	249	239	(10)	(4.0)	502	463	(39)	(7.8)

Service revenue	7,719	8,295	576	7.5	15,138	16,300	1,162	7.7
Equipment sales	890	923	33	3.7	1,700	1,898	198	11.6

Total operating revenues	8,609	9,218	609	7.1	16,838	18,198	1,360	8.1

Operating expenses
Cost of services (excluding depreciation)	2,293	2,497	204	8.9	4,437	4,817	380	8.6
Cost of equipment sales	1,230	1,349	119	9.7	2,525	2,676	151	6.0
Selling, general and administrative	2,953	2,757	(196)	(6.6)	5,954	5,603	(351)	(5.9)
Depreciation and amortization	1,629	1,598	(31)	(1.9)	3,304	3,278	(26)	(0.8)

Total operating expenses	8,105	8,201	96	1.2	16,220	16,374	154	0.9

Operating income	504	1,017	513	101.8	618	1,824	1,206	195.1

Other income (expenses):
Interest expense	(326)	(298)	28	(8.6)	(664)	(595)	69	(10.4)
Minority interest in earnings of consolidated entities	(41)	(43)	(2)	4.9	(57)	(84)	(27)	47.4
Equity in net income of affiliates	1	—	(1)	(100.0)	3	—	(3)	(100.0)
Other, net	33	6	(27)	(81.8)	53	15	(38)	(71.7)

Total other income (expenses)	(333)	(335)	(2)	0.6	(665)	(664)	1	(0.2)

Income (loss) before provision for income taxes	171	682	511	298.8	(47)	1,160	1,207	NM
Provision for income taxes	24	142	118	491.7	46	266	220	478.3

Net income (loss)	$147	$540	$393	267.3%	$(93)	$894	$987	NM %

NM — Not Meaningful

Operating Revenues
Total operating revenues increased $609 and $1,360 for the three and six months ended June 30, 2006, respectively, when compared with the corresponding prior year periods, primarily from the increase in total local service revenues. The increase in local service revenues — voice is the result of growth in subscribers during this and the previous three quarters. The increase in data revenues is primarily the result of increased marketing and operational focus and overall increases in SMS messages and downloads such as ring-tones and growth in subscribers. Equipment sales contributed $33 and $198 of the three and six month period increases in total operating revenues, primarily attributable to price increases for devices with

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
,more advanced features than those in the past. The components of the change in service revenue are described as follows:
Service revenue. Service revenue increased $576 and $1,162 for the three and six months ended June 30, 2006, respectively, when compared with the corresponding prior year periods, primarily due to the increases in local service voice and data revenues, partially offset by decreases to roamer and other revenues. The local service-voice component of total service revenues includes recurring monthly access charges, airtime usage, including prepaid service, and charges for optional features and services, such as voice mail, mobile-to-mobile calling, roadside assistance, caller ID and handset insurance. Local service-voice revenues also include billings to our customers for the USF and other regulatory fees and taxes.
The key driver of the increase in local service-voice revenues for the three and six months ended June 30, 2006 was an increase of 11.3% and 10.9% in the average number of cellular/ PCS subscribers for the three and six months, respectively, over the corresponding prior year periods. Data revenues, increased $335, or 51.2% and $638, or 52.1%, to $989 and $1,862 for the three and six months ended June 30, 2006, respectively, when compared with the corresponding prior year periods. This increase was driven by greater data service penetration and usage of SMS messaging and other data services by our cellular/ PCS subscribers.
Incollect roaming revenues decreased when compared with the amounts from the corresponding prior year period and continue to be unfavorably impacted by the bundling of “free” roaming minutes with all-inclusive regional and national rate plans.
Long distance revenues for the three months ended June 30, 2006 increased $23 from the corresponding prior year period due primarily to an increase in international long distance revenues. Long distance revenues for the six months ended June 30, 2006 increased $35 from the corresponding prior year period due to increases in both international and domestic long distance revenues.
Equipment Sales. These sales are comprised of product, accessory and upgrade revenues. Equipment sales increased $33 and $198 for the three and six months ended June 30, 2006, respectively, from the corresponding prior year periods. This increase is primarily driven by higher priced handsets despite lower postpaid gross additions and related equipment volumes, compared to the corresponding prior year periods. Upgrade revenue increased as a result of higher volume as well as higher priced devices, when compared to the corresponding prior year periods.

Operating Expenses
Cost of services (exclusive of depreciation). Total cost of services, excluding depreciation, increased $204 and $380 for the three and six months ended June 30, 2006, respectively, compared with the corresponding prior year periods. The increase resulted from increases in local systems cost of $142 and $230 and third-party network system cost components of $62 and $150 for the three and six months ended June 30, 2006, respectively, compared with the corresponding prior year periods.
The increase in the local systems costs component of cost of services resulted primarily from increases in interconnection fees of $65 and $170 associated with a 19.2% and 20.9% growth in system minutes of use; an increase in local network system costs of $80 and $120, primarily related to lease termination buyouts and network rationalization costs and integration costs; and USF and gross receipts tax increases of $43 and $6, each for the three and six months ended June 30, 2006, respectively, compared with the corresponding prior year period. These increases were offset by decreases of $43 and $64 for reseller services expenses. The reseller services expense decreases primarily resulted from the 49% and 46%

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
respective decreases in minutes of use related to the T-Mobile purchase commitment, which were partially offset by higher handset insurance claims for both prior year comparative periods.
The third-party network system costs component of cost of services includes incollect roaming and long distance costs. Roaming costs increased $17 and $65 for the three and six months ended June 30, 2006, respectively, compared with the corresponding prior year periods, and long distance costs increased $45 and $85 for the three and six months ended June 30, 2006, respectively, compared with the corresponding prior year periods. Increases in long distance costs were driven by higher minutes of use resulting from the increased number of average subscribers offset by rate decreases. Roaming costs increased due to increased volumes and prices over the comparable prior periods.
Cost of equipment sales. For the three and six months ended June 30, 2006, the $119 and $151 respective increases in cost of equipment sales resulted from the net product cost increases of $39 and $66, accessory cost increases of $11 and $11 and increases in the per unit cost for upgrade equipment which primarily contributed to the overall upgrade increases of $69 and $74, respectively, when compared with the corresponding prior year periods.
The net increases in product costs resulted primarily from a 1.7% and 7.4% increase in the average cost per unit sold for the three and six months ended June 30, 2006, respectively, compared with the corresponding prior year periods. The net increases in upgrade equipment costs resulted primarily from a 4.8% and 13.0% increase in the average cost per unit sold for the three and six months ended June 30, 2006, respectively, compared with the corresponding prior year periods. These cost increases were driven by higher-end handsets despite a lower volume of postpaid gross additions as compared to the corresponding prior years.
Selling, general and administrative expenses. Selling, general and administrative expenses (SG&A) for the three and six months ended June 30, 2006 decreased $196 and $351, respectively, when compared with the corresponding prior year periods. For the three months ended June 30, 2005 and 2006, SG&A included integration costs of $76 and $19, respectively, and for the six months ended June 30, 2005 and 2006, SG&A included integration costs of $178 and $65, respectively. For the 2005 periods, the integration costs primarily related to employee termination benefits for former Cingular employees, systems integration costs, sales distribution rationalization and administrative real estate consolidation. For the 2006 periods, the integration costs primarily related to systems integration costs, and to a lesser extent, administrative real estate consolidation.
Selling expenses, which include sales, marketing, advertising and commission expenses, for the three and six months ended June 30, 2006 decreased $57 and $89, respectively, when compared with the corresponding prior year periods, primarily attributable to advertising decreases of $25 and $48, respectively, as well as net decreases in commissions of $30 and $43, respectively. The decreases in print and radio advertising were partially offset by increases in television advertising. The decreases in commissions for the three and six months ended June 30, 2006, compared to the corresponding prior year periods, are primarily the result of decreases in indirect commissions which were largely attributable to reductions in the average cost per activation and reduced agent branding expenses. For the six months ended June 30, 2006, the decrease in indirect commissions was offset by net increases in direct commissions resulting from changes in the compensation plan.
Costs for maintaining and supporting our subscriber base for the three and six months ended June 30, 2006 decreased $109 and $182, respectively, when compared with the corresponding prior year periods. This decrease was partly due to decreases in bad debt expense of $72 and $117, respectively, primarily resulting from improved collections, which resulted in lower net account write-offs. Additionally contributing to the decrease in the costs for maintaining and supporting our subscriber base were decreases

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
in customer service costs of $41 and $87, respectively, due to reduced outsourced professional services at certain call centers. The decreases in bad debt expense and customer service costs were partially offset by increased prepaid card replenishment costs in the three and six months ended June 30, 2006.
Other administrative costs for the three and six months ended June 30, 2006 decreased $30 and $80, respectively, when compared with the corresponding prior year periods. The decreases in the three and six month periods primarily resulted from headcount reductions and a federal excise tax refund accrued in the second quarter of 2006 pursuant to guidance issued by the Internal Revenue Service .
Depreciation and amortization. Depreciation and amortization expense for the three and six months ended June 30, 2006 was essentially flat with the corresponding prior year periods. Increases in depreciation of $89 and $235 for the three and six months ended June 30, 2006, respectively, compared with the corresponding prior year periods are largely attributable to increased network investment and reductions to depreciation expense recorded in 2005 associated with the revaluation of acquired AT&T Wireless assets pursuant to the network rationalization plans substantially offset by the impact of assets being fully depreciated in 2006. Intangibles amortization expense for the three and six months ended June 30, 2006 were $339 and $704, respectively, representing decreases of $120 and $261, respectively, when compared with the corresponding prior year periods, primarily due to declining amortization of the customer relationship intangible assets recorded with the AT&T Wireless acquisition. The decreases also resulted from other intangible assets that became fully amortized in 2005.

Other Income (Expenses)
Interest Expense. For the three and six months ended June 30, 2006, interest expense totaled $298 and $595, respectively, and represented decreases of $28 and $69, respectively, when compared with the corresponding prior year periods. The decreases mainly resulted from the repayment of $2,911 of member loans during 2005 and the repayment of $1,000 of 7.35% AT&T Wireless Services, Inc. unsecured and unsubordinated Senior Notes when they matured on March 1, 2006.
Minority interest in earnings of consolidated entities. For the three and six months ended June 30, 2006, minority interest in earnings of consolidated entities totaled $43 and $84, respectively, and represented increases of $2 and $27, respectively, over the corresponding prior year periods. The increases primarily resulted from increased partnership net income in the three and six months ended June 30, 2006.
Other, net. For the three and six months ended June 30, 2006, other, net decreased $27 and $38, respectively, over the corresponding prior year periods. The decreases resulted from higher interest income earned in the three and six months ended June 30, 2005, primarily attributable to cash proceeds received from the sale of certain network assets to T-Mobile in January 2005. Additionally, a gain on the sale of certain assets of $13 was recognized in the three months ended June 30, 2005. No comparable activity occurred in 2006.

Provision for Income Taxes
Provision for income taxes. For the three and six months ended June 30, 2006, the provision for income taxes was $142 and $266, representing increases of $118 and $220, respectively, as compared with the corresponding prior year periods. The higher provision for income taxes resulted from higher taxable income versus the prior year periods.
Our effective tax rate for the three and six months ended June 30, 2006 was 20.88% and 22.97%, respectively. These rates vary from the expected federal statutory rate of 35% primarily as a result of the exclusion from our income tax provision of operating results that are wholly allocated to our respective

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
members’ federal income tax returns. The income tax provisions for the three and six months ended June 30, 2006 also include provisions for income taxes in certain state and local jurisdictions.
Liquidity and Capital Resources

Cash Flow Analysis

Cash Flows for the Six Month Ended June 30, 2005 Compared with the Six Months Ended June 30, 2006

	Six Months Ended
	June 30,		Change

	2005	2006	$	%

Net cash provided by operating activities	$3,974	$2,485	$(1,489)	(37.5)%
Net cash used in investing activities	(1,804)	(2,917)	(1,113)	61.7%
Net cash (used in) provided by financing activities	(2,255)	149	2,404	NM

Net decrease in cash and cash equivalents	(85)	(283)	(198)	232.9%
Cash and cash equivalents at beginning of period	352	472	120	34.1%

Cash and cash equivalents at end of period	$267	$189	$(78)	(29.2)%

NM — Not Meaningful
Net cash provided by operating activities. For the six months ended June 30, 2006, cash provided by operating activities was $2,485, a decrease of $1,489 from the six months ended June 30, 2005. Although we experienced a $1,180 increase in operating income, excluding depreciation and amortization, this was offset by decreases of cash generated from working capital. This working capital decrease, as compared with prior year activity for the comparable period, was primarily attributable to the following increases in uses of cash associated with accounts payable and other current liabilities ($2,261); other current assets ($285); inventories ($122); and accounts receivable ($23). The decrease in accounts payable and other current liabilities for the six months ended June 30, 2006 primarily resulted from the payment of capital expenditures obligations generated at the end of 2005.
Net cash used in investing activities. For the six months ended June 30, 2006, net cash used in investing activities was $2,917, an increase of $1,113 from the corresponding prior year period. The increase was primarily the result of decreased cash receipts from dispositions. The six months ended June 30, 2005 included proceeds from certain one-time transactions that were not present in the six months ending June 30, 2006. These one-time transactions included$2,482 of proceeds from the sale of our California and Nevada network assets to T-Mobile in January 2005; the $262 of proceeds from the sale of wireless properties, including those that we were required to divest; and the $180 from the sale of spectrum to T-Mobile.
These proceeds were primarily offset by the investment of the remaining net proceeds of $1,488 from the sale of our network assets to T-Mobile as designated funds for capital expenditures; a $200 capital restoral deficit payment made to GSMF upon its dissolution in January 2005; $136 decrease in capital expenditures from the prior period; and $143 of deposits made for license acquisitions during the six months ended June 30, 2005.
Net cash (used in) provided by financing activities. For the six months ended June 30, 2006, cash provided by financing activities totaled $149 as compared with the use of $2,255 for the six months ended June 30, 2005. For the six months ended June 30, 2006, we made net draws of $1,192 under our revolving

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
credit agreement. This increase in cash was offset by our $1,000 repayment of the 7.35% AT&T Wireless Services, Inc. unsecured and unsubordinated Senior Notes. For the six months ended June 30, 2005, the primary use of cash was the $1,667 of repayments to our members under our revolving credit agreement, $301 of repayments to our members under our Subordinated Notes and $250 in repayments of AT&T Wireless Senior Notes.

Sources of Liquidity
Under a revolving credit agreement, AT&T and BellSouth provide unsubordinated short-term financing on a pro rata basis at an interest rate of LIBOR plus 0.05% for our ordinary course operations based upon our budget and forecasted cash needs. The revolving credit agreement provides that in the event that we have available cash (as defined) on any business day, such amount shall first be applied to the repayment of the revolving loans, and any remaining excess then shall be applied to the repayment of the subordinated member loans from AT&T and BellSouth at month end if we do not then require a cash advance under the agreement. For the three and six months ended June 30, 2006, respectively, we made net draws of $27 and $1,192, respectively. In addition, at June 30, 2006, we had $1,703 outstanding under the revolving credit agreement.
As of June 30, 2006, we had cash and cash equivalents totaling $189. We expect to fund our remaining capital requirements for at least the next 12 months by using existing cash balances, cash generated from operations and, if necessary, draws under our revolving credit agreement with AT&T and BellSouth.

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
Network Upgrades, Integration and Expansion. The upgrade, integration and expansion of our GSM/ GPRS/ EDGE networks, the continued installation of UMTS/ HSDPA technology in a number of markets and the construction and upgrade of network facilities in California and Nevada following the sale of facilities to T-Mobile upon the termination of our GSMF network infrastructure joint venture will require substantial amounts of capital over the next several quarters. For the three and six months ended June 30, 2006, respectively, we spent $1,582 and $3,023 for network and non-network capital expenditures. We expect our capital expenditures in 2006 to be in the $7,000 to $7,500 range.
Spectrum Auction. We made a $500 refundable deposit to the FCC in July 2006 in connection with qualifying for the auction of 90 MHz of spectrum in the 1700 and 2100 MHz frequency bands to begin in August 2006. Our cash requirements may increase if we are successful in our bidding.
Integration of AT&T Wireless. For the three and six months ended June 30, 2006, respectively, aside from integration activities impacting depreciation and amortization, we incurred $86 and $150 of integration costs, which are included primarily in “Selling, general and administrative” expenses and “Cost of services” expenses in our consolidated income statements. The remaining integration costs expected to be incurred primarily relate to lease related termination and equipment removal costs. We expect to continue to incur significant costs associated with integration activities through 2006.
Contractual Obligations. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations” in our Annual Report on Form 10-K for the year ended

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2005 and Note 7 within Item 1. Financial Statements of this Quarterly Report for a description of our contractual obligations.
Debt Service. As of June 30, 2006, we had $19,882 of consolidated indebtedness and capitalized lease obligations, excluding unamortized premiums/discounts and interest rate swap fair value adjustments. This debt includes: $2,000 in unsecured Senior Notes of Cingular Wireless LLC; $8,250 in unsecured senior and senior subordinated notes of AT&T Wireless; $6,717 in unsecured, subordinated member loans from AT&T and BellSouth; $1,703 in outstanding borrowings under the revolving credit agreement; $1,181 in capital lease obligations (excluding executory costs and imputed interest); and $31 in other debt. During the first quarter of 2006, we repaid $1,000 of 7.35% AT&T Wireless Services, Inc. unsecured and unsubordinated Senior Notes. Additional capital lease obligations for the three and six months ending June 30, 2006, respectively, were $26 and $37. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2005 for our debt service requirements.
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
Related Party Transactions
See Related Party Transactions in Note 5 to our consolidated financial statements included in Item 1, “Financial Statements”.
Off-Balance Sheet Arrangements
As of June 30, 2006, we had no material off-balance sheet arrangements.
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
As of June 30, 2006, we had outstanding an aggregate of $6,717 in unsecured, subordinated member loans from AT&T and BellSouth with a fixed interest rate of 6.0% and a stated maturity of June 30, 2008. In addition, as of June 30, 2006, we had outstanding $10,250 of unsecured senior notes with fixed interest rates ranging from 5.625% to 8.75% with maturity dates between 2006 and 2031. As of June 30, 2006, we

CINGULAR WIRELESS LLC

PART I — FINANCIAL INFORMATION (Dollars in Millions)
Item 3.  Quantitative and Qualitative Disclosures About Market Risk — (Continued)
had $250 of fixed-to-floating interest rate swaps related to our five-year unsecured senior notes. A change in interest rates of 100 basis points would change our interest expense as a result of the swaps as of June 30, 2006 by approximately $3 per annum. We also have capital leases outstanding of $1,181 with fixed interest rates ranging from 5.72% to 9.6%.
As of June 30, 2006, we had $1,719 of floating rate borrowings. These borrowings primarily include amounts outstanding under our revolving credit agreement with AT&T and BellSouth, which carry an interest rate of LIBOR plus 0.05%. A change in interest rates of 100 basis points would change our interest expense on floating rate debt balances as of June 30, 2006 by approximately $17 per annum.
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
As of June 30, 2006, management, including our President and Chief Executive Officer and Chief Financial Officer, completed its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President and Chief Executive Officer and our Chief Financial Officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives. We also have investments in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities are necessarily more limited than those we maintain with respect to our consolidated subsidiaries.
(b) During the evaluation referred to in Item 4 (a) above, we have identified no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

CINGULAR WIRELESS LLC

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
In a jury trial, Freedom Wireless, Inc. (Freedom) was awarded damages jointly against us and Boston Communications Group, Inc. (BCGI) in the aggregate amount, including prejudgment interest, of approximately $165 million for alleged past infringement of two patents allegedly owned by Freedom and used by BCGI to provide to us and other carriers a prepaid wireless telephone service technology platform. The parties have reached a settlement of this litigation, conditioned on several judicial steps and we will not be required to accrue any additional amount in excess of the $20 million accrued in our consolidated financial statements. We have paid $20 million to an escrow agent.
Several class-action lawsuits have been filed against AT&T Corp. asserting claims under the federal securities laws in connection with the split-off of AT&T Wireless from AT&T Corp. The Separation Agreement between AT&T Wireless and AT&T Corp. provides for the allocation to AT&T Wireless of 70% of any liabilities arising out of these actions. Management’s estimation of the potential loss from this and other preacquisition liabilities from AT&T Wireless was previously recorded in the purchase price allocation to AT&T Wireless’ assets acquired and liabilities assumed. In March 2006, the plaintiffs and AT&T reached a tentative settlement of this case which would not result in the accrual of any additional liabilities by us. The Court preliminarily approved the settlement and we have paid our $105 million portion of the settlement to an escrow account.
Except as noted above, there are no material changes in the status of our legal proceedings from those described in our Annual Report on Form 10-K for the year ended December 31, 2005.
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
Date: August 1, 2006

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