Form 10-Q
period 2006-09-30
CINGULAR WIRELESS LLC
filed 2006-11-01
CIK 1130452

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-31673

Cingular Wireless LLC

Formed under the laws of the State of Delaware
I.R.S. Employer Identification Number 74-2955068

5565 Glenridge Connector, Atlanta, Georgia 30342
Telephone Number: (404) 236-6000

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filers” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐     Accelerated filer  ☐     Non-accelerated filer  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

CINGULAR WIRELESS LLC
PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 1.	Financial Statements (Unaudited)

CONSOLIDATED STATEMENTS OF OPERATIONS

			Nine Months
	Three Months Ended		Ended
	September 30,		September 30,
	2005	2006	2005	2006

Operating revenues:
Service revenues	$7,721	$8,661	$22,859	$24,961
Equipment sales	1,025	892	2,725	2,790

Total operating revenues	8,746	9,553	25,584	27,751

Operating expenses:
Cost of services (excluding depreciation, included below, of $779 and $1,089, and $2,938 and $3,323, respectively)	2,464	2,527	6,901	7,344
Cost of equipment sales	1,203	1,198	3,728	3,874
Selling, general and administrative	2,881	2,836	8,835	8,439
Depreciation and amortization	1,541	1,576	4,845	4,854

Total operating expenses	8,089	8,137	24,309	24,511

Operating income	657	1,416	1,275	3,240

Other income (expenses):
Interest expense	(304)	(306)	(968)	(901)
Minority interest in earnings of consolidated entities	(38)	(43)	(95)	(127)
Equity in net income of affiliates	1	—	4	—
Other, net	10	5	63	20

Total other income (expenses)	(331)	(344)	(996)	(1,008)

Income before provision for income taxes	326	1,072	279	2,232
Provision for income taxes	104	225	150	491

Net income	$222	$847	$129	$1,741

See accompanying notes.

CINGULAR WIRELESS LLC
PART I — FINANCIAL INFORMATION (Dollars in Millions) — (Continued)

Item 1.  Financial Statements (Unaudited)

CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2005	2006
	(Audited)

ASSETS
Current assets:
Cash and cash equivalents	$472	$491
Accounts receivable, net of allowance for doubtful accounts of $286 and $193	3,622	3,921
Inventories	536	583
Prepaid assets	320	418
Current deferred tax assets	767	987
Other current assets	332	426

Total current assets	6,049	6,826
Property, plant and equipment, net	21,745	22,696
Licenses, net	25,242	25,245
Goodwill	22,359	22,004
Customer relationship intangibles, net	2,998	2,000
Other intangible assets, net	174	152
Other assets	752	1,369

Total assets	$79,319	$80,292

LIABILITIES AND MEMBERS’ CAPITAL
Current liabilities:
Debt maturing within one year	$2,036	$2,829
Accounts payable	1,920	1,212
Due to affiliates, net	54	89
Advanced billing and customer deposits	946	1,088
Accrued liabilities	5,052	4,325

Total current liabilities	10,008	9,543
Long-term debt:
Debt due to members	6,717	6,717
Other long-term debt, net of premium	12,623	11,876

Total long-term debt	19,340	18,593
Deferred tax liabilities, net	3,086	3,375
Other noncurrent liabilities	1,364	1,518

Total liabilities	33,798	33,029
Commitments and contingencies
Minority interests in consolidated entities	543	618
Members’ capital:
Members’ capital	44,988	46,655
Accumulated other comprehensive loss, net of taxes	(10)	(10)

Total members’ capital	44,978	46,645

Total liabilities and members’ capital	$79,319	$80,292

See accompanying notes.

CINGULAR WIRELESS LLC
PART I — FINANCIAL INFORMATION (Dollars in Millions) — (Continued)

Item 1.  Financial Statements (Unaudited)

CONSOLIDATED STATEMENTS OF CASH FLOW

	Nine Months
	Ended
	September 30,
	2005	2006

Operating activities
Net income	$129	$1,741
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,845	4,854
Provision for doubtful accounts	412	187
Loss on disposal of fixed assets	130	31
Minority interest in earnings of consolidated entities	95	127
Equity in net income of affiliates	(4)	—
Amortization of debt discount (premium), net	(175)	(141)
Deferred income taxes	74	415
Changes in operating assets and liabilities:
Accounts receivable	(439)	(482)
Inventories	163	(47)
Other current assets	105	(231)
Accounts payable and other current liabilities	108	(1,362)
Pensions and benefits	69	167
Other, net	25	87

Net cash provided by operating activities	5,537	5,346

Investing activities
Construction and capital expenditures	(4,505)	(4,851)
Receipts from (investments in) equity affiliates, net	(199)	6
Proceeds from dispositions of assets	3,845	108
Acquisitions of businesses and licenses, net of cash received	(5)	(3)
Deposits for license purchase	(143)	(500)
Redemption of held-to-maturity investments	219	—
Other	50	—

Net cash used in investing activities	(738)	(5,240)

Financing activities
Net (repayments) borrowings under revolving credit agreement	(1,667)	1,041
Repayment of long-term debt and capital lease obligations	(478)	(1,017)
Repayment of long-term debt due to members	(2,675)	—
Distributions paid to members	—	(56)
Net distributions to minority interests	(43)	(55)

Net cash used in financing activities	(4,863)	(87)

Net (decrease) increase in cash and cash equivalents	(64)	19
Cash and cash equivalents at beginning of period	352	472

Cash and cash equivalents at end of period	$288	$491

See accompanying notes.

CINGULAR WIRELESS LLC
PART I — FINANCIAL INFORMATION (Dollars in Millions) — (Continued)

Item 1.  Financial Statements (Unaudited)

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL &
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

Nine Months Ended September 30, 2005:
Balance at December 31, 2004	$44,536
Net income	129
Contribution of properties	117
Other, net	(4)

Balance at September 30, 2005	$44,778

Nine Months Ended September 30, 2006:
Balance at December 31, 2005	$44,978
Net income	1,741
Distributions to members	(74)

Balance at September 30, 2006	$46,645

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Comprehensive Income:	2005	2006	2005	2006

Net income	$222	$847	$129	$1,741
Other comprehensive loss:
Net foreign currency translation adjustment	(6)	—	(6)	—

Total comprehensive income	$216	$847	$123	$1,741

See accompanying notes.

CINGULAR WIRELESS LLC
PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 1.	Financial Statements (Unaudited)

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

In October 2004, the Company acquired AT&T Wireless Services, Inc. (AT&T Wireless) for aggregate consideration of approximately $41,000 in cash. AT&T Wireless, which has been renamed New Cingular Wireless Services, Inc. (NCWS), will continue to be referred to herein as AT&T Wireless and is now a direct wholly-owned subsidiary of the Company. The operations of AT&T Wireless are integrated with those of the Company, and the business is conducted under the “Cingular” brand name.

The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) that permit reduced disclosure for interim periods. Management believes the consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results for the interim periods shown. The results for the interim periods are not necessarily indicative of results for the full year. These interim financial statements should be read in conjunction with the consolidated financial statements of the Company and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and its Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2006 and June 30, 2006.

Income Taxes

The Company is not a taxable entity for federal income tax purposes. Rather, federal taxable income or loss is included in the Company’s respective members’ federal income tax returns. However, the Company’s provision for income taxes includes federal and state income taxes for certain of its corporate subsidiaries, as well as for certain states that impose income taxes upon non-corporate legal entities. After the acquisition, AT&T Wireless, now known as NCWS, contributed the majority of its assets and liabilities to Cingular Wireless II, LLC (CW II),

*  On November 18, 2005, SBC acquired AT&T Corp. and changed the name of the surviving entity to AT&T Inc. When used herein, “AT&T” will refer to the surviving entity. AT&T Corp. refers to that entity prior to November 18, 2005. In March 2006, AT&T and BellSouth agreed to merge. The transaction has been approved by the Board of Directors and shareholders of each company and reviewed by the U.S. Department of Justice. It is subject to approval by the FCC and satisfaction of normal closing conditions.

CINGULAR WIRELESS LLC
PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 1.	Financial Statements (Unaudited)

CINGULAR WIRELESS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which it owns jointly with the Company. In exchange for the assets and liabilities contributed to CW II, NCWS received a 43% ownership interest in CW II, from which any income (loss) is allocated and which is subject to federal and state income taxes. The remaining income (loss) from CW II is allocated to the Company and flows through to the members who are taxed at their respective levels pursuant to federal and state income tax laws.

The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities, applying enacted statutory rates. The Company provides valuation allowances for deferred tax assets for which it does not consider realization to be more likely than not.

The Company’s effective tax rates vary from the expected federal statutory rate of 35% primarily from the exclusion from the Company’s income tax provision of operating results that are wholly allocated to its respective members’ federal income tax returns; these excluded results primarily consist of 57% of the CW II earnings and interest expense on our long-term member loans. The Company’s effective income tax rates for the three and nine months ended September 30, 2005 were 32.0% and 53.6%, respectively. The Company’s effective tax rates for the three and nine months ended September 30, 2006 were 20.9% and 22.0%, respectively. The effective tax rate for the nine months ended September 30, 2005 also reflects state income tax law changes and the reversal of previously established valuation allowances.

New Accounting Standards

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), an interpretation of Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes” (SFAS 109). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold for tax positions taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact FIN 48 will have on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurement. SFAS 157 does not require any new fair value measurements and we do not expect the application of this standard to change our current practices. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.

In September 2006, the FASB ratified the consensus on Emerging Issues Task Force (EITF) Issue No. 06-1, Accounting for Consideration Given by a Service Provider to Manufacturers or Resellers of Specialized Equipment Necessary for an End-Customer to Receive Service from the Service Provider, (EITF 06-1). The scope of EITF 06-1 addresses whether the guidance in EITF Issue 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), should be applied when service providers give consideration to manufacturers or resellers who are not an end-customer. In order to apply EITF 01-9 in these circumstances, there must be a direct link between the consideration given by the service provider to the manufacturer or reseller and the benefit received by the end-customer of the service provider. This Issue requires a service provider to characterize the consideration it gives to a manufacturer or reseller as cash or non-cash, consistent with the basic guidance provided in EITF 01-9, based on the form of consideration it directs the manufacturer or reseller to provide to the service provider’s end-customer. Non-

CINGULAR WIRELESS LLC
PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 1.	Financial Statements (Unaudited)

CINGULAR WIRELESS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cash consideration would be characterized as an expense. Cash consideration would be accounted for as a reduction of revenue. The consensus on EITF 06-1 will be effective for the first annual reporting period beginning after June 15, 2007. The Company does not expect the adoption of EITF 06-1 to have a material impact on its consolidated results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106 and 132R (SFAS 158). This new standard requires an employer to: (i) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (ii) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (iii) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income. For the Company, the requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after June 15, 2007. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company does not expect the adoption of SFAS 158 to have a material impact on its consolidated results of operations and financial condition.

In September 2006, the SEC Staff issued Staff Accounting Bulletin (SAB) Topic 1N, Financial Statements — Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (SAB 108). The adoption of SAB 108 will not have a material impact on the Company’s consolidated results of operations and financial condition.

Reclassifications

Certain amounts have been reclassified in the 2005 consolidated financial statements to conform to the current year presentation.

2.	Intangible Assets

Summarized below are the carrying values for the major classes of intangible assets:

		(Audited)
		December 31, 2005		September 30, 2006
		Gross		Gross
	Useful	Carrying	Accumulated	Carrying	Accumulated
	Lives	Amount	Amortization	Amount	Amortization

Intangible assets subject to amortization:
Customer relationship intangibles	5 years	$5,316	$(2,318)	$4,974	$(2,974)
Other intangibles	1-18 years	306	(134)	300	(150)

Total		$5,622	$(2,452)	$5,274	$(3,124)

Intangible assets not subject to amortization:
FCC (U.S.) licenses		$25,242	$—	$25,245	$—
Goodwill		$22,359	$—	$22,004	$—

CINGULAR WIRELESS LLC
PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 1.	Financial Statements (Unaudited)

CINGULAR WIRELESS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The $355 change in the carrying value of goodwill for the nine months ended September 30, 2006 is primarily attributable to deferred income tax adjustments in the second quarter of 2006 with respect to the AT&T Wireless transaction.

The following table presents current and estimated amortization expense for each of the following periods:

Aggregate amortization expense:
For the nine months ended September 30, 2006	$1,020

Estimated amortization expense:
For the remainder of 2006	$295
For the years ending December 31,
2007	955
2008	603
2009	237
2010 and thereafter	60

$2,150

For the nine months ended September 30, 2005, amortization expense was $1,376.

In addition to the intangible assets noted above, the Company had $2 of intangible assets at December 31, 2005 and September 30, 2006 in connection with the recognition of an additional minimum liability for its bargained pension plan and/or other unqualified benefit plans as required by SFAS No. 87, Employers’ Accounting for Pensions.

3.	Salmon PCS LLC

In November 2000, the Company and Crowley Digital Wireless, LLC (Crowley Digital) entered into an agreement, pursuant to which Salmon PCS LLC (Salmon) was formed to bid as a “very small business” for certain 1900 megahertz (MHz) band PCS licenses auctioned by the FCC. The Company granted Crowley Digital the right to put its approximate 20% economic interest in Salmon to the Company at a cash price equal to Crowley Digital’s initial investment plus a specified rate of return. The Company consolidates Salmon in accordance with FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. In April 2006, Crowley Digital exercised its put right pursuant to which the Company paid $187 in October 2006 upon FCC approval.

4.	Termination of GSMF Network Infrastructure Joint Venture

In May 2004, the Company and T-Mobile entered into a comprehensive agreement to dissolve the GSM Facilities, LLC (GSMF) joint venture, sell to T-Mobile certain spectrum licenses and other assets and exchange certain other spectrum licenses.

Pursuant to the agreement, the joint venture was dissolved in January 2005 and the Company sold its ownership of the California/Nevada Major Trading Area network assets to T-Mobile for approximately $2,500. The Company retained the right to utilize the California/ Nevada and New York T-Mobile networks during a four-year transition period and has committed to purchase a minimum number of minutes over this term with

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

In connection with the dissolution, the Company and T-Mobile are contractually required to exchange certain spectrum licenses. The Company expects the spectrum licenses to be exchanged on January 1, 2007. Upon the completion of the spectrum exchange, the Company expects to recognize a significant gain in connection with the consummation of these transactions, based upon the fair market value of the assets exchanged, net of $88 in deferred losses which are reflected in “Other Assets” on the consolidated balance sheets and relate to components of the transaction that have closed.

5.	Debt

Revolving Credit Agreement

Under a revolving credit agreement, AT&T and BellSouth provide the Company unsubordinated short-term financing on a pro rata basis at an interest rate of LIBOR plus 0.05% for the Company’s ordinary course operations. The revolving credit agreement provides in the event that the Company has available cash (as defined) on any business day, such amount shall first be applied to the repayment of the revolving loans, and any remaining excess shall then be applied to the repayment of the subordinated member loans from AT&T and BellSouth at month end if the Company does not then require a cash advance under the agreement. As of December 31, 2005 and September 30, 2006, the Company had an outstanding balance of $511 and $1,552, respectively, under the revolving credit agreement. The weighted average interest rate under this agreement was 2.7% and 5.2% for the nine months ended September 30, 2005 and 2006, respectively.

Debt Repayment

The Company repaid $1,000 of 7.35% AT&T Wireless Services, Inc. unsecured, unsubordinated Senior Notes when they matured on March 1, 2006.

6.	Related Party Transactions

These consolidated financial statements include charges from AT&T and BellSouth for certain expenses pursuant to various agreements.

In addition to the affiliate transactions described elsewhere in these consolidated financial statements, other significant transactions with the Company’s members are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Type of Services(1)	2005	2006	2005	2006

Agent commissions and compensation	$18	$20	$54	$49
Interconnect and long distance	333	467	925	1,395
Telecommunications and other services	52	88	167	283

CINGULAR WIRELESS LLC
PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 1.	Financial Statements (Unaudited)

CINGULAR WIRELESS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	See Note 11 to the Company’s audited consolidated financial statements included in Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 for a further description of services.

The Company had receivables from affiliates of $156 and $198 and payables to affiliates of $210 and $287 at December 31, 2005 and September 30, 2006, respectively.

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

The incremental depreciation expense related to the shortened useful lives was $86 and $226 for the three and nine months ended September 30, 2005, respectively, and $42 and $175 for the three and nine months ended September 30, 2006, respectively.

The following table displays the current period activity and balances recorded under EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, which are reflected in “Accrued liabilities” in the consolidated balance sheets. Due to ongoing monitoring of the integration plan, in the current period, the Company recorded additional accruals for extended lease notification periods and accrual reductions related to the ongoing contract termination progress. In the table below, accrual increases of $23 for the nine months ended September 30, 2006 are reflected as expense in the current period consolidated statements of operations. Accrual decreases of $40 are reflected as reductions to goodwill in the consolidated balance sheets.

	December 31,				September 30,
EITF 95-3 Summary	2005	Accruals	Payments	Adjustments	2006

Lease terminations	$262	$23	$(45)	$(28)	$212
Severance	15	—	(7)	—	8
Equipment removal costs	185	—	(42)	(12)	131
Other	3	—	(2)	—	1

Total	$465	$23	$(96)	$(40)	$352

A summary of total expected costs to be incurred under SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146) for the integration plans, and the amounts incurred through and for the nine months ended September 30, 2006, are presented in the table below. These costs are primarily included in “Cost of services” in the consolidated statements of operations.

CINGULAR WIRELESS LLC
PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 1.	Financial Statements (Unaudited)

CINGULAR WIRELESS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Estimate of	Cumulative Expenses		Cumulative Expenses
	Expenses Expected	Incurred through		Incurred through
	to be	December 31,	Expenses Incurred	September 30,
Summary of SFAS 146 Costs	Incurred	2005	During 2006	2006

Contract termination costs:
Lease terminations	$124	$36	$42	$78
Agent terminations	9	—	3	3
Other contract terminations	6	—	—	—
Equipment removal costs	126	15	27	42
Other	7	3	4	7

Total	$272	$54	$76	$130

The following table displays the SFAS 146 activity and balances of the restructuring liabilities associated with the integration plans which are reflected in “Accrued liabilities” on the consolidated balance sheets. Activity under SFAS No. 112, Employers’ Accounting for Postemployment Benefits for the nine months ended September 30, 2006 was immaterial.

SFAS 146

Balance at December 31, 2005	$37
Additions	76
Payments	(39)

Balance at September 30, 2006	$74

8.	Commitments and Contingencies

Commitments

The Company has unconditional purchase commitments for advertising and marketing, computer equipment and services, roaming, long distance services, network equipment and related maintenance and software development and related maintenance. These commitments totaled approximately $1,455 at September 30, 2006. Included in this amount are commitments aggregating $121 to AT&T, BellSouth and their affiliates for telecommunications and other services.

In connection with the termination of the Company’s GSMF network infrastructure joint venture with T-Mobile, the Company made a $1,200 commitment to purchase a minimum number of minutes from T-Mobile over a four-year transition period. This commitment became effective in January 2005, and approximately $243 of the purchase commitment remained outstanding as of September 30, 2006. The Company believes the rates reflected in this purchase commitment are indicative of market rates based upon the volume of the commitment and the length of the transition period.

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

CINGULAR WIRELESS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contingencies

The Company is subject to claims arising in the ordinary course of business involving allegations of personal injury, breach of contract, anti-competitive conduct, employment law issues, regulatory matters and other actions. To the extent management believes a loss arising from litigation or regulatory proceedings is probable and can reasonably be estimated, an amount is accrued on the financial statements for the estimated loss. As additional information becomes available, the potential liability related to the matter is reassessed and the accruals are revised, if necessary. While complete assurance cannot be given as to the outcome of any legal claims, the Company believes any financial impact would not be material to its business, financial position or cash flows.

CINGULAR WIRELESS LLC
PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the December 31, 2005 Cingular Wireless LLC audited consolidated financial statements and accompanying notes, related information and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2005 and the unaudited consolidated financial statements and accompanying notes, related information and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Quarterly Reports on Form 10-Q for the three and six months ended March 31, 2006 and June 30, 2006, respectively.

Overview of Business

We earn revenues and generate cash primarily by offering a comprehensive variety of high-quality wireless voice and data communications services and products. Our services are available in a variety of postpaid pricing plans and prepaid service arrangements. Our voice and data offerings are tailored to meet the communications needs of targeted customer segments, including youth, family, active professionals, ethnic, local and regional businesses and national corporate accounts.

At September 30, 2006, we served 58.7 million voice and data subscribers over our cellular and PCS networks and were the largest provider of wireless voice and data communications services in the U.S., based on the number of wireless subscribers. We had access to FCC licenses to provide cellular or PCS wireless communications services covering 296 million POPs, or approximately 99% of the U.S. population, including all of the 100 largest U.S. metropolitan markets.

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

•	Subscriber Penetration — The wireless telecommunications industry is continuing to grow. A high degree of competition exists among the current four national carriers, their affiliates and the smaller regional carriers. This competition and other factors will continue to put pressure on pricing, margins and subscriber churn as the carriers compete for customers. Future carrier revenue growth is highly dependent upon the number of net subscriber additions a carrier can achieve and the revenue derived from its subscribers. For the three and nine months ended September 30, 2006, net subscriber additions increased 56.6% and 42.3%, respectively, from the comparative prior year period. These increases have driven our overall market penetration to approximately 20.8% as of September 30, 2006, an increase of approximately 250 basis points from September 30, 2005.

•	ARPU — Quarterly ARPU of $49.76 for the three months ended September 30, 2006 increased slightly on a year-over-year basis. We experienced continued increased data revenues driven by our competitive data products, such as ringtones and messaging, which we expect to grow as we continue expanding our UMTS/HSDPA (Universal Mobile Telephone System/High Speed Downlink Packet Access) third-generation (3G) service. The increase in data revenues was partially offset by the addition of a disproportionately higher

CINGULAR WIRELESS LLC
PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

percentage of lower-ARPU prepaid and reseller subscribers than postpaid subscribers over the past four quarters. Reseller subscribers have increased approximately 2.2 million over the prior year comparable period and comprise 9.8% of our subscriber base as of September 30, 2006, compared to 6.8% at September 30, 2005. Other contributing factors include competitive plan offerings that:

•	add incremental revenue but at a lower rate through such offerings as FAMILYTALK®;

•	allow customers to carry over unused minutes to succeeding months (ROLLOVER® plans), which reduces overage revenues;

•	include no roaming or long distance charges; and

•	allow our customers to call each other for free.

These plans effectively position Cingular to compete for customers and add incremental revenue, including future data revenues, though they may negatively affect ARPU. Additionally, our ARPU is adversely affected by the general competitive environment and increasing wireless penetration, which puts pressure on the prices we can charge. Our ARPU growth in the third quarter of 2006 also reflects the impact of $31 of service credits, or approximately $0.20 ARPU impact, provided in the third quarter of 2005 to customers affected by Hurricane Katrina.

•	Operating Income — Our operating results for the three and nine months ended September 30, 2006 were significantly higher than the respective comparable periods in 2005 as our operating expenses remained essentially flat while our revenues rose 9.2% and 8.5%, respectively, on a year-over-year basis. For the comparable three month periods, lower selling, general and administrative expenses and slightly lower cost of equipment sales were offset by increases in cost of service and depreciation. For the comparable nine month periods, lower selling, general and administrative expenses were more than offset by increases in cost of service, cost of equipment sales and depreciation. We expect cost of services to continue to increase due to higher network system usage and continued integration of AT&T Wireless’ network and operations, as described below. We will continue to incur redundant expenses related to operating multiple networks until our subscriber base transitions from our Time Division Multiple Access (TDMA) and analog networks to our Global System for Mobile Communications (GSM) network and 3G network. If we are successful in increasing the rate of gross subscriber additions, our subscriber acquisition costs may also increase because of sales commissions and handset subsidies. We also expect increased costs to maintain and support our growing subscriber base and for customer care initiatives to improve our level of service to our subscriber base and to retain existing subscribers. We expect to incur higher depreciation costs as a result of the enhancement of the network coverage in our footprint and installation of high-speed 3G technology in our network infrastructure, together with the accelerated depreciation of our TDMA network.

•	OIBDA — Our OIBDA margin continued to strengthen as our integration initiatives progressed and was higher in the three and nine months ended September 30, 2006 than in the respective corresponding prior year periods by 600 basis points and 560 basis points, respectively. For more information on the calculation of OIBDA and OIBDA margins, see “OIBDA Discussion” below.

•	Reputation — We continue to strive to be the most highly regarded wireless company in the industry with a driving focus on best of class sales and service. We primarily use subscriber churn to evaluate our reputation within the wireless industry. Over the eight calendar quarters since we acquired AT&T Wireless, our overall customer churn has declined from 2.8% to 1.8%, as customers have positively responded to improved network quality, new products and services, more attractive service plans and initiatives in customer care intended to improve the total customer experience. Our subscriber churn of 1.8% for the three months ended September 30, 2006 represents an improvement of 50 basis points from the prior year corresponding period and a sequential increase of 10 basis points from the three months ended June 30, 2006. The sequential

CINGULAR WIRELESS LLC
PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

increase resulted from normal seasonality patterns, the phasing out of AT&T Wireless prepaid plans, and from certain actions we took to recover increased costs associated with serving the diminishing base of our TDMA customers and encourage migration of these customers to our GSM network. While we anticipate continued improvements to our network and customer care and more compelling customer products and services, we continue to expect higher disconnects from the continued phase out of our TDMA prepaid platform and from our analog and TDMA service, which we plan to discontinue in early 2008.

Integration of AT&T Wireless

We acquired AT&T Wireless in October 2004 and have made substantial progress in integrating its assets and operations. We expect to continue to incur costs associated with integration activities through the remainder of 2006, and to a lesser degree, into 2007. The remaining integration costs expected to be incurred primarily relate to lease termination and equipment removal costs. As a result of our integration efforts, we are realizing cost savings and improved operating performance. We expect these to contribute further to operating margins going forward.

For the three and nine months ended September 30, 2006, our operating income was negatively impacted by $139 and $536, respectively, of integration costs, which were reflected in our consolidated statements of operations within “Depreciation and amortization,” “Cost of services” and “Selling, general and administrative” expenses. Integration costs impacting “Depreciation and amortization” expenses primarily included accelerated depreciation of $52 and $299 for the three and nine months ended September 30, 2006, respectively. In addition, for the three and nine months ended September 30, 2006, integration costs impacting “Cost of services” of $65 and $150, respectively, and “Selling, general and administrative” of $22 and $87 respectively, were primarily comprised of network system costs and IT development. Also, for the three and nine months ended September 30, 2006, our operating income was negatively impacted by approximately $314 and $1,009, respectively, of non-cash amortization expenses related to amortizable intangible assets that were recorded with the acquisition.

Selected Financial and Operating Data

			Nine Months
	Three Months Ended		Ended
	September 30,		September 30,
	2005	2006	2005	2006

Construction and capital expenditures	$1,346	$1,828	$4,505	$4,851
Licensed cellular / PCS POPs (in millions) (end of period)(1)	294	296	294	296
Total cellular / PCS subscribers (in millions) (end of period)(2)	52.3	58.7	52.3	58.7
Net additions, cellular / PCS subscribers (in millions)	0.9	1.4	3.2	4.5
Cellular / PCS subscriber churn(3)	2.3%	1.8%	2.2%	1.8%
Average cellular / PCS revenue per user (ARPU) (4) (Actual dollars)	$49.65	$49.76	$49.92	$49.04
OIBDA(5)	$2,198	$2,992	$6,120	$8,094
OIBDA margin(6)	28.5%	34.5%	26.8%	32.4%

(1)	Licensed POPs refers to the number of people residing in areas where we have licenses to provide cellular or PCS service.

(2)	Cellular/PCS subscribers include customers of other companies served through reseller agreements.

CINGULAR WIRELESS LLC
PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(3)	Cellular/PCS subscriber churn is calculated by dividing the aggregate number of cellular/PCS subscribers who cancel service during each month in a period by the total number of cellular/PCS subscribers at the beginning of each month in that period.

(4)	ARPU is defined as cellular/PCS service revenues during the period divided by average number of cellular/PCS subscribers during the period. For discussion of ARPU and a reconciliation to its most comparable measure under U.S. generally accepted accounting principles (GAAP), see “ARPU Discussion” below.

(5)	OIBDA is defined as operating income before depreciation and amortization. For discussion of OIBDA, including reasons we believe its presentation is useful and a reconciliation to its most comparable measure under GAAP, see “OIBDA Discussion” below.

(6)	OIBDA margin is defined as OIBDA divided by service revenues.

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

OIBDA does not give effect to cash used for debt service requirements and thus does not reflect available funds for distributions, reinvestment or other discretionary uses. OIBDA excludes other, net, minority interest in earnings of consolidated entities and equity in net income (loss) of affiliates, as these do not reflect the operating results of our subscriber base and our national footprint that we utilize to obtain and service our customers. Equity in net income (loss) of affiliates represents our proportionate share of the net income (loss) of affiliates in which we exercise significant influence, but do not control. As we do not control these entities, our management excludes these results when evaluating the performance of our primary operations. OIBDA also excludes interest expense and the provision for income taxes. Excluding these items eliminates the expenses associated with our capitalization and tax structures. Finally, OIBDA excludes depreciation and amortization, in order to eliminate the impact of capital investments.

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

There are material limitations to using these non-GAAP financial measures. OIBDA and OIBDA margin, as we have defined them, may not be comparable to similarly titled measures reported by other companies. Furthermore, these performance measures do not take into account certain significant items, including depreciation and amortization, interest expense, tax expense and equity in net income (loss) of affiliates that directly affect our net income. Management compensates for these limitations by carefully analyzing how our competitors present performance measures that are similar in nature to OIBDA as we present it, and considering the economic effect of the excluded expense items independently as well as in connection with its analysis of net income as calculated in accordance with GAAP. OIBDA and OIBDA margin should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with GAAP.

The following is a reconciliation of net income to OIBDA.

			Nine Months
	Three Months Ended		Ended
	September 30,		September 30,
	2005	2006	2005	2006

Net income	$222	$847	$129	$1,741
Plus: Interest expense	304	306	968	901
Plus: Minority interest in earnings of consolidated entities	38	43	95	127
Plus: Equity in net income of affiliates	(1)	—	(4)	—
Plus: Other, net	(10)	(5)	(63)	(20)
Plus: Provision for income taxes	104	225	150	491

Operating income	657	1,416	1,275	3,240
Plus: Depreciation and amortization	1,541	1,576	4,845	4,854

OIBDA	$2,198	$2,992	$6,120	$8,094

ARPU Discussion.  ARPU is defined as cellular/PCS service revenues during the period divided by average cellular/PCS subscribers during the period. This metric is used to compare the recurring revenue amounts generated on our cellular/PCS network to prior periods and internal targets. Our ARPU calculation excludes data revenues from customers retained in the sale of our Mobitex business in late 2004 and thereby makes our metric more comparable with other wireless carriers, which we believe makes it more useful to investors.

The following is a reconciliation of service revenues to service revenues used to calculate ARPU.

			Nine Months
	Three Months Ended		Ended
	September 30,		September 30,
	2005	2006	2005	2006

Service revenues	$7,721	$8,661	$22,859	$24,961
Less: Mobitex data revenues	18	7	56	32

Service revenues used to calculate ARPU	$7,703	$8,654	$22,803	$24,929

CINGULAR WIRELESS LLC
PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results of Operations

Three and Nine Months Ended September 30, 2005 Compared with the Three and Nine Months Ended September 30, 2006

Subscriber Base

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2005	2006	Fav(Unfav)%		2005	2006	Fav(Unfav)%
		(In thousands)				(In thousands)

Beginning of Period	51,442	57,308	5,866	11.4%	49,132	54,144	5,012	10.2%
Net Additions (Losses)
Postpaid	664	928	264	39.8%	2,680	2,869	189	7.1%
Prepaid	(25)	256	281	NM	(317)	480	797	NM
Reseller	228	174	(54)	(23.7)%	823	1,186	363	44.1%

Total Net Additions	867	1,358	491	56.6%	3,186	4,535	1,349	42.3%
Other Adjustments	(17)	—	17	NM	(26)	(13)	13	NM

End of Period	52,292	58,666	6,374	12.2%	52,292	58,666	6,374	12.2%

Gross Additions
Postpaid	3,336	3,174	(162)	(4.9)%	10,239	9,422	(817)	(8.0)%
Prepaid	787	1,136	349	44.3%	2,173	2,958	785	36.1%
Reseller	263	248	(15)	(5.7)%	938	1,329	391	41.7%

Total Gross Additions	4,386	4,558	172	3.9%	13,350	13,709	359	2.7%

NM — Not Meaningful

We had 58.7 million cellular/PCS subscribers at September 30, 2006. We added approximately 1.4 million and 4.5 million subscribers, net of disconnections, to our subscriber base during the three and nine months ended September 30, 2006, respectively, up from 0.9 million and 3.2 million additions in the respective corresponding prior year periods. Gross subscriber additions for the three and nine months ended September 30, 2006 totaled approximately 4.6 million and 13.7 million, respectively. The slight increase in total gross subscriber additions during the three and nine month periods was primarily driven by new prepaid offerings launched in the second half of 2005 and strong reseller additions particularly in the first six months of 2006. These additions were partially offset by decreased postpaid additions due to planned distribution rationalization such as the reduction of retail stores and agents, higher wireless market penetration in general and lower churn among major wireless carriers.

For both the three and nine months ended September 30, 2006, our monthly cellular/PCS churn rate was 1.8%, down from 2.3% and 2.2% in the corresponding prior year periods, respectively. Postpaid churn for both the three and nine months ended September 30, 2006 was 1.5%, down from 2.0% and 1.9% in the corresponding prior year periods, respectively. The decline in our cellular/PCS churn was driven by a 9.1% and 9.7% reduction in disconnections for the three and nine months ended September 30, 2006, respectively, which we believe is attributed primarily to better network quality and coverage, and improvements in the overall customer experience.

CINGULAR WIRELESS LLC
PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Historical Consolidated Data — For the three and nine months ended September 30, 2005 and 2006

					Nine Months
	Three Months Ended				Ended
	September 30,		Change		September 30,		Change
	2005	2006	$	%	2005	2006	$	%

Operating revenues
Local service revenue — voice	$6,313	$6,762	$449	7.1%	$18,809	$19,892	$1,083	5.8%
Data revenue	689	1,106	417	60.5	1,913	2,968	1,055	55.1

Total local service revenue	7,002	7,868	866	12.4	20,722	22,860	2,138	10.3
Incollect roamer revenue	349	384	35	10.0	1,038	967	(71)	(6.8)
Long distance	125	146	21	16.8	352	408	56	15.9

Subscriber revenue	7,476	8,398	922	12.3	22,112	24,235	2,123	9.6
Outcollect revenue	178	200	22	12.4	523	549	26	5.0
Other revenue	67	63	(4)	(6.0)	224	177	(47)	(21.0)

Other service revenue	245	263	18	7.3	747	726	(21)	(2.8)

Service revenue	7,721	8,661	940	12.2	22,859	24,961	2,102	9.2
Equipment sales	1,025	892	(133)	(13.0)	2,725	2,790	65	2.4

Total operating revenues	8,746	9,553	807	9.2	25,584	27,751	2,167	8.5

Operating expenses
Cost of services (excluding depreciation)	2,464	2,527	63	2.6	6,901	7,344	443	6.4
Cost of equipment sales	1,203	1,198	(5)	(0.4)	3,728	3,874	146	3.9
Selling, general and administrative	2,881	2,836	(45)	(1.6)	8,835	8,439	(396)	(4.5)
Depreciation and amortization	1,541	1,576	35	2.3	4,845	4,854	9	0.2

Total operating expenses	8,089	8,137	48	0.6	24,309	24,511	202	0.8

Operating income	657	1,416	759	115.5	1,275	3,240	1,965	154.1

Other income (expenses):
Interest expense	(304)	(306)	(2)	0.7	(968)	(901)	67	(6.9)
Minority interest in earnings of consolidated entities	(38)	(43)	(5)	13.2	(95)	(127)	(32)	33.7
Equity in net income of affiliates	1	—	(1)	(100.0)	4	—	(4)	(100.0)
Other, net	10	5	(5)	(50.0)	63	20	(43)	(68.3)

Total other income (expenses)	(331)	(344)	(13)	3.9	(996)	(1,008)	(12)	1.2

Income before provision for income taxes	326	1,072	746	228.8	279	2,232	1,953	700.0
Provision for income taxes	104	225	121	116.3	150	491	341	227.3

Net income	$222	$847	$625	281.5%	$129	$1,741	$1,612	1,249.6%

Operating Revenues

Service revenue.  Service revenue increased $940 and $2,102 for the three and nine months ended September 30, 2006, respectively, when compared with the corresponding prior year periods, primarily due to the increases in local service — voice and data revenues. The nine-month period increase was partially offset by decreases to roamer and other revenues. Our revenue growth in the three and nine months periods also reflects the impact of $31 of service credits provided in the third quarter of 2005 to customers affected by

CINGULAR WIRELESS LLC
PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Hurricane Katrina. The local service revenue — voice component of total service revenues includes recurring monthly access charges, airtime usage, including prepaid service, and charges for optional features and services, such as voice mail, mobile-to-mobile calling, roadside assistance, caller ID and handset insurance. Local service revenue -voice revenues also include billings to our customers for the USF and other regulatory fees and taxes.

The key driver of the increase in local service revenue-voice for the three and nine months ended September 30, 2006 was an increase of 12.1% and 11.3% in the monthly average number of cellular/PCS subscribers for the three and nine months, respectively, over the corresponding prior year periods. Data revenues increased $417, or 60.5%, and $1,055, or 55.1%, for the three and nine months ended September 30, 2006, respectively, when compared with the corresponding prior year periods. These increases were driven by greater data service penetration and usage of SMS messaging, email and other data services by our cellular/PCS subscribers.

Incollect roaming revenues increased by $35 when compared with the three-month corresponding prior year period. The increase is attributable to current quarter rate increases, which were partly offset by decreased volume. Incollect roaming revenues decreased $71 when compared with the amounts for the nine-month period from the corresponding prior year period due to the continued impact of bundling “free” roaming minutes with all-inclusive regional and national rate plans.

Long distance revenues for the three and nine months ended September 30, 2006 increased from the corresponding prior year periods $21 and $56, respectively, due to increases in international long distance revenues resulting from the successful marketing of international calling plan initiatives.

Outcollect revenues increased $22 and $26 for the three and nine months ended September 30, 2006, respectively, compared to the corresponding prior year period, primarily the result of increased minutes of use. The nine month comparative period increase in minutes of use was partly offset by decreases in average rates over the period compared to the corresponding prior year period.

Equipment sales.  These sales are comprised of product, accessory and upgrade revenues. Equipment sales decreased $133 and increased $65 for the three and nine months ended September 30, 2006, respectively, from the corresponding prior year periods. The three-month period decrease of $133 is primarily attributable to increased rebate activity and reduced handset pricing partly offset by increased accessory pricing and increased upgrade volume. The nine-month period increase of $65 is primarily attributable to higher volume of new customer handsets, increased volume and price of upgrades by existing customers to devices with more advanced features than those in the past, and accessory price increases. These nine-month period increases were partly offset by increased rebate activity.

Operating Expenses

Cost of services (excluding depreciation).  Total cost of services, excluding depreciation, increased $63 and $443 for the three and nine months ended September 30, 2006, respectively, when compared with the corresponding prior year periods. The increase resulted from increases in local systems cost of $21 and $251 and third-party network system costs of $42 and $192 for the three and nine months ended September 30, 2006, respectively. For the three months ended September 30, 2005 and 2006, cost of services included integration costs of $101 and $65, respectively, and for the nine months ended September 30, 2005 and 2006, cost of services included integration costs of $123 and $150, respectively. For both periods, the integration costs primarily related to network integration.

The increase in the local systems costs component of cost of services resulted primarily from increases in interconnection fees of $84 and $254 for the three and nine months ended September 30, 2006 associated with

CINGULAR WIRELESS LLC
PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

21.3% and 21.0% respective growth in system minutes of use, USF and gross receipts tax increases of $41 and $47 for the three and nine months ended September 30, 2006, respectively. Offsetting the local system costs increases were decreases of $30 and $94 related to reseller services expenses for the three and nine months ended September 30, 2006, respectively. The reseller services expense decreases primarily resulted from the 60.1% and 50.1% respective decreases in minutes of use for the three and nine months ended September 30, 2006, related to the T-Mobile purchase commitment, which were partially offset by higher handset insurance claims and third-party content expenses for both comparable prior year periods. Network systems costs for the three months ended September 30, 2006, decreased by $76 from the comparable period in the prior year, largely due to the recognition in 2005 of $78 in hurricane costs and lower network integration costs in the current period, offset by increased maintenance expenses. However, for the nine months ended September 30, 2006, network system costs increased by $44 compared to the nine months ended September 30, 2005, due to higher lease termination buyouts and network integration costs which exceeded the hurricane costs recorded in the comparable period for the prior year.

The third-party network system costs component of cost of services includes incollect roaming and long distance costs. Roaming costs increased $17 and $82 for the three and nine months ended September 30, 2006, respectively, compared with the corresponding prior year periods, and long distance costs increased $25 and $110 for the three and nine months ended September 30, 2006, respectively. Roaming costs increased primarily due to increased usage minutes over the comparable prior periods. Increases in long distance costs were driven by higher minutes of use resulting from the increased number of average subscribers, offset by minor rate decreases.

Cost of equipment sales.  For the three and nine months ended September 30, 2006, cost of equipment sales decreased $5 and increased $146 when compared to the respective prior year periods. The three-month period decrease is primarily the result of lower average per unit costs and insurance program adjustments, partly offset by higher volumes. The nine-month period increase is the net result of product and upgrade device volume increases and increases in the average per unit cost for upgrade devices, partly offset by decreases in the average unit cost for products.

Selling, general and administrative expenses.  Selling, general and administrative expenses (SG&A) for the three and nine months ended September 30, 2006 decreased $45 and $396, respectively, when compared with the corresponding prior year periods. For the three months ended September 30, 2005 and 2006, SG&A included integration costs of $48 and $22, respectively, and for the nine months ended September 30, 2005 and 2006, SG&A included integration costs of $226 and $87, respectively. For the 2005 periods, the integration costs primarily related to employee termination benefits for former Cingular employees, systems integration costs and sales distribution rationalization. For the 2006 periods, the integration costs primarily related to network integration and billing system conversion costs.

Selling expenses, which include sales, marketing, advertising and commission expenses, for the three and nine months ended September 30, 2006 increased $40 and decreased $49, respectively, when compared with the corresponding prior year periods. For the three months ended September 30, 2006, the $40 increase over the corresponding prior year period is primarily attributed to net increases in direct commissions resulting from changes in the sales compensation plan and net increases in sales expenses related to the long-term incentive plan. For the nine months ended September 30, 2006, the $49 decrease over the corresponding prior year period is primarily attributed to decreases in indirect commissions of which $73 are largely attributable to reductions in average cost per activation and reduced agent branding expenses. The decrease in indirect commissions was partly offset by direct commissions increases of $46 primarily due to changes in the compensation plan. In addition, advertising and promotions expense decreases were partly offset by increased internet and television advertising.

CINGULAR WIRELESS LLC
PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Costs for maintaining and supporting our subscriber base for the three and nine months ended September 30, 2006 decreased $25 and $207, respectively, when compared with the corresponding prior year periods. The decreases were primarily due to reductions in bad debt expense of $108 and $225, respectively, resulting from improved collections and improved involuntary churn which contributed to lower net account write-offs. Other factors contributing to the decreases included decreases to customer service costs of $3 and $90, for the respective periods, due to reduced outsourced professional services at certain call centers. In addition, billing expenses decreased $23 and $58 for the respective periods, resulting from the continued migration to the combined billing systems. These decreases were primarily offset by increased prepaid card replenishment costs and increased migration and upgrade transactions in the three and nine months ended September 30, 2006.

Other administrative costs for the three and nine months ended September 30, 2006 decreased $60 and $140, respectively, when compared with the corresponding prior year periods. The decrease in the three-month period primarily resulted from lower IT and other professional services of $48 and lower litigation related expenses of $46. These decreases were partly offset primarily by higher third-party transaction processing fees of $15. The decrease in the nine-month period primarily resulted from headcount reductions of $20, lower IT and other professional services of $20, lower litigation related expenses of $61, lower rents realized by combining AT&T Wireless and legacy Cingular office space of $18, and a federal excise tax refund accrual. These decreases were partly offset primarily by higher third-party transaction processing fees of $26.

Depreciation and amortization.  Total depreciation and amortization expense for the three and nine months ended September 30, 2006 was essentially flat with the corresponding prior year periods. Increases in depreciation of $129 and $364 for the three and nine months ended September 30, 2006, respectively, compared with the corresponding prior year periods are largely attributable to increased network investment and reductions to depreciation expense recorded in 2005 associated with the revaluation of acquired AT&T Wireless assets pursuant to the network integration plans, partly offset by the impact of assets being fully depreciated in 2006. Intangibles amortization expense for the three and nine months ended September 30, 2006 were $317 and $1,021, respectively, representing decreases of $94 and $355, respectively, when compared with the corresponding prior year periods, primarily due to declining amortization of the customer relationship intangible assets recorded with the AT&T Wireless acquisition. The decreases also resulted from other intangible assets that became fully amortized in 2005 and 2006.

Other Income (Expenses)

Interest Expense.  For the three and nine months ended September 30, 2006, interest expense totaled $306 and $901, respectively, and represented an increase of $2 and a decrease of $67, respectively, when compared with the corresponding prior year periods. The slight increase for the three-month period reflects a higher outstanding balance under our revolving credit agreement, offset by reductions in the balance of our member loans and the repayment of $1,000 of 7.35% AT&T Wireless Services, Inc. unsecured and unsubordinated Senior Notes that matured on March 1, 2006. The decrease in member loans is the result of $2,911 of repayments made during 2005. For the nine months ended September 30, 2006, the $67 decrease in interest expense reflects the lower average balance of our member loans and Senior Notes, partially offset by higher balances and rates on the revolving credit agreement and reduced debt premium amortization.

Minority interest in earnings of consolidated entities.  For the three and nine months ended September 30, 2006, minority interest in earnings of consolidated entities totaled $43 and $127, respectively, and represented increases of $5 and $32, respectively, over the corresponding prior year periods. The increases primarily resulted from increased partnership net income in the three and nine months ended September 30, 2006.

Other, net.  For the three and nine months ended September 30, 2006, other, net totaled $5 and $20, respectively, and represented decreases of $5 and $43, respectively, over the corresponding prior year periods.

CINGULAR WIRELESS LLC
PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The decreases resulted from higher interest income earned in the three and nine months ended September 30, 2005, primarily attributable to cash proceeds received from the sale of certain network assets to T-Mobile in January 2005. Additionally, a gain on the sale of certain assets of $13 was recognized in the 2005 period where minimal comparable activity occurred in 2006.

Provision for Income Taxes

Provision for income taxes.  For the three and nine months ended September 30, 2006, the provision for income taxes was $225 and $491, representing increases of $121 and $341, respectively, as compared with the corresponding prior year periods. The higher provision for income taxes resulted from higher taxable income versus the prior year periods.

Our effective tax rate for the three and nine months ended September 30, 2006 was 20.9% and 22.0%, respectively. These rates vary from the expected federal statutory rate of 35% primarily as a result of the exclusion from our income tax provision of operating results that are wholly allocated to our respective members’ federal income tax returns. The income tax provisions for the three and nine months ended September 30, 2006 also include provisions for income taxes in certain state and local jurisdictions.

Liquidity and Capital Resources

Cash Flow Analysis

Cash Flows for the Nine Month Ended September 30, 2005 Compared with the Nine Months Ended September 30, 2006

	Nine Months Ended
	September 30,		Change
	2005	2006	$	%

Net cash provided by operating activities	$5,537	$5,346	$(191)	(3.4)%
Net cash used in investing activities	(738)	(5,240)	(4,502)	610.0%
Net cash used in financing activities	(4,863)	(87)	4,776	(98.2)%

Net increase (decrease) in cash and cash equivalents	(64)	19	83	(129.7)%
Cash and cash equivalents at beginning of period	352	472	120	34.1%

Cash and cash equivalents at end of period	$288	$491	$203	70.5%

Net cash provided by operating activities.  For the nine months ended September 30, 2006, cash provided by operating activities was $5,346, a decrease of $191 from the nine months ended September 30, 2005. Although we experienced a $1,974 increase in operating income, excluding depreciation and amortization, this was offset by decreases of cash generated from working capital. This working capital decrease, as compared with prior year activity for the comparable period, was primarily attributable to the following increases in uses of cash associated with accounts payable and other current liabilities, $1,470; other current assets, $336; and inventories, $210. The decrease in accounts payable and other current liabilities for the nine months ended September 30, 2006 primarily resulted from the payment of capital expenditure obligations generated at the end of 2005.

Net cash used in investing activities.  For the nine months ended September 30, 2006, net cash used in investing activities was $5,240, an increase of $4,502 from the corresponding prior year period. The increase was primarily the result of decreased cash receipts from dispositions. Additionally, the 2005 nine-month period included proceeds from certain one-time transactions that were not present in the comparable 2006 period. These one-time transactions included $2,482 of proceeds from the sale of our California and Nevada network

CINGULAR WIRELESS LLC
PART I — FINANCIAL INFORMATION (Dollars in Millions)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

assets to T-Mobile in January 2005; $432 of proceeds from the sale of wireless properties, including those that we were required to divest; $300 of proceeds from the sale of IDEA Cellular Ltd., $349 of proceeds from the Atlantic West B.V. distribution, $180 from the sale of spectrum to T-Mobile, and $36 from the partial sale of former AT&T Wireless operations and telecommunications licenses in Bermuda and certain Caribbean markets to Digicel. Increases in the use of cash included an increase in capital expenditures of $346, an increase in deposits for license purchases of $357 and the impact of the 2005 redemption of $219 of held to maturity investments. The primary offset was a $200 capital restoral deficit payment made to GSMF upon its dissolution in January 2005

Net cash used in financing activities.  For the nine months ended September 30, 2006, cash used by financing activities was $87, a decrease of $4,776 from the corresponding prior year period. For the nine months ended September 30, 2006, we made net draws of $1,041 under our revolving credit agreement. This increase in cash was offset by our $1,000 repayment of the 7.35% AT&T Wireless Services, Inc. unsecured and unsubordinated Senior Notes. For the nine months ended September 30, 2005, the primary use of cash was the $1,667 of repayments to our members under our revolving credit agreement, $2,675 of repayments to our members under our Subordinated Notes, $250 in repayments of AT&T Wireless Senior Notes and $211 for the redemption of the Telecorp Notes.

Sources of Liquidity

Under a revolving credit agreement, AT&T and BellSouth provide unsubordinated short-term financing on a pro rata basis at an interest rate of LIBOR plus 0.05% for our ordinary course operations. The revolving credit agreement provides that in the event that we have available cash (as defined) on any business day, such amount shall first be applied to the repayment of the revolving loans, and any remaining excess then shall be applied to the repayment of the subordinated member loans from AT&T and BellSouth at month end if we do not then require a cash advance under the agreement. For nine months ended September 30, 2006, we made net draws of $1,041. For the three months ended September 30, 2006, we made net repayments of $151. At September 30, 2006, we had $1,552 outstanding under the revolving credit agreement.

As of September 30, 2006, we had cash and cash equivalents totaling $491. We expect to fund our remaining capital requirements for at least the next 12 months by using existing cash balances, cash generated from operations and, if necessary, draws under our revolving credit agreement with AT&T and BellSouth.

Cash Requirements

Our operating cash requirements during the remainder of 2006 will continue to be driven primarily by capital expenditures associated with our network enhancement and integration activities, interest payments and costs associated with acquiring and retaining new and existing subscribers.

Network Upgrades, Integration and Expansion.  The expansion of our GSM/GPRS/EDGE networks, the continued installation of UMTS/ HSDPA technology in a number of markets and the construction and upgrade of network facilities in California and Nevada following the sale of facilities to T-Mobile upon the termination of our GSMF network infrastructure joint venture will drive capital requirements through the remainder of the year. For the three and nine months ended September 30, 2006, respectively, we spent $1,828 and $4,851 for network and non-network capital expenditures. We expect our total capital expenditures in 2006 to be in the low end of the $7,000 to $7,500 range.

Spectrum Auction.  We made a $500 deposit to the FCC in July 2006 in connection with qualifying for the auction of 90 MHz of spectrum in the 1700 and 2100 MHz frequency bands that began in August 2006. Upon completion of the auction in which we were the highest bidder for 48 licenses, we made an additional payment for $835 in October 2006.

Integration of AT&T Wireless.  For the three and nine months ended September 30, 2006, respectively, aside from integration activities impacting depreciation and amortization, we incurred $87 and $237 of integration costs, which are included in “Selling, general and administrative” expenses and “Cost of services” expenses in our consolidated income statements. Although the integration is substantially complete, we expect to continue to incur costs associated with integration activities through 2006, and to a lesser degree, into 2007. The remaining integration costs expected to be incurred primarily relate to lease termination and equipment removal costs.

Contractual Obligations.  Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2005 and Note 8 within Item 1. Financial Statements of this Quarterly Report for a description of our contractual obligations.

Debt Service.  As of September 30, 2006, we had $19,844 of consolidated indebtedness and capitalized lease obligations, excluding unamortized premiums/discounts and interest rate swap fair value adjustments. This debt includes: $2,000 in unsecured Senior Notes of Cingular Wireless LLC; $8,250 in unsecured senior and senior subordinated notes of AT&T Wireless; $6,717 in unsecured, subordinated member loans from AT&T and BellSouth; $1,552 in outstanding borrowings under the revolving credit agreement; $1,206 in capital lease obligations (excluding executory costs and imputed interest); and $119 in other debt. During the first quarter of 2006, we repaid $1,000 of 7.35% AT&T Wireless Services, Inc. unsecured and unsubordinated Senior Notes. Additional capital lease obligations for the three and nine months ending September 30, 2006, respectively, were $26 and $63. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2005 for our debt service requirements.

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

Related Party Transactions

See Related Party Transactions in Note 6 to our consolidated financial statements included in Item 1, “Financial Statements”.

Off-Balance Sheet Arrangements

As of September 30, 2006, we had no material off-balance sheet arrangements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk — (Continued)

As of September 30, 2006, we had outstanding an aggregate of $6,717 in unsecured, subordinated member loans from AT&T and BellSouth with a fixed interest rate of 6.0% and a stated maturity of June 30, 2008. In addition, as of September 30, 2006, we had outstanding $10,250 of unsecured senior notes with fixed interest rates ranging from 5.625% to 8.75% with maturity dates between 2006 and 2031. As of September 30, 2006, we had $250 of fixed-to-floating interest rate swaps related to our five-year unsecured senior notes. A change in interest rates of 100 basis points would change our interest expense as a result of the swaps as of September 30, 2006 by approximately $3 per annum. We also have capital leases outstanding of $1,206 with fixed interest rates ranging from 5.72% to 9.6%.

As of September 30, 2006, we had $1,567 of floating rate borrowings. These borrowings primarily include amounts outstanding under our revolving credit agreement with AT&T and BellSouth, which carry an interest rate of LIBOR plus 0.05%. A change in interest rates of 100 basis points would change our interest expense on floating rate debt balances as of September 30, 2006 by approximately $16 per annum.

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

As of September 30, 2006, management, including our President and Chief Executive Officer and our Chief Financial Officer, completed its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President and Chief Executive Officer and our Chief Financial Officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives. We also have investments in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities are necessarily more limited than those we maintain with respect to our consolidated subsidiaries.

(b) During the evaluation referred to in Item 4 (a) above, we have identified no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

CINGULAR WIRELESS LLC
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

In a jury trial, Freedom Wireless, Inc. (Freedom) was awarded damages jointly against us and Boston Communications Group, Inc. (BCGI) in the aggregate amount, including prejudgment interest, of approximately $165 million for alleged past infringement of two patents for technology allegedly owned by Freedom and used by BCGI to provide to us and other carriers a prepaid wireless telephone service technology platform. This litigation has been settled, in connection with which we have paid $20 million.

Several class-action lawsuits were filed against AT&T Corp. asserting claims under the federal securities laws in connection with the split-off of AT&T Wireless from AT&T Corp. in respect of which we were alleged to be liable for 70% under a Separation Agreement between AT&T Wireless and AT&T Corp. This litigation has been settled, in connection with which we have paid $105 million.

Except as noted above, there are no material changes in the status of our legal proceedings from those described in our Annual Report on Form 10-K for the year ended December 31, 2005 and in our Quarterly Reports on Form 10-Q for the three months ended March 31, 2006 and June 30, 2006, respectively.

Item 1A.  Risk Factors

See “Risk Factors” in Part I — Item 1A. in our Annual Report on Form 10-K for the year ended December 31, 2005 for information on risk factors. There are no material changes in the status of our risk factors from those described in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits

Number		Title

31.1		Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1 *	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32	.2 *	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

*	This exhibit is hereby furnished to the SEC as an accompanying document and is not to be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.

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

While the below list of cautionary statements is not exhaustive, some factors, in addition to those contained throughout this document, that could affect future operating results, financial position and cash flows and could cause actual results to differ materially from those expressed or implied in the forward-looking statements are:

•	the pervasive and intensifying competition in all markets where we operate;

•	delays or inability of vendors to deliver hardware, software, handsets or network equipment, including failure to deliver such equipment free of claims, including patent claims, of other parties;

•	problems associated with the transition of our network to higher-speed technologies;

•	slowing growth of our data services due to lack of popular applications, terminal equipment, advanced technology and other factors;

•	adverse economic, employment or interest rate trends;

•	the final outcome of FCC proceedings, including rulemakings, and judicial review, if any, of such proceedings;

•	enactment of additional state and federal laws, regulations and requirements pertaining to our operations; and

•	the outcome of pending or threatened complaints and litigation.

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

Date: November 1, 2006

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